Form 10-Q
period 1996-09-30
ARDEN REALTY INC
filed 1996-11-22
CIK 1013794

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13
    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1996

                                          or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from               to
                                   -------------    --------------
Commission file number 1-12193

                                  ARDEN REALTY, INC.
                (Exact name of registrant as specified in its charter)

         MARYLAND                                       95-4578533
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

   9100 WILSHIRE BOULEVARD, EAST
   TOWER SUITE 700, BEVERLY HILLS,
           CALIFORNIA                                      90212
(Address of principal executive offices)                (Zip Code)

         Registrant's telephone number, including area code:  (310) 271-8600




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

The number of shares of the registrant's common stock, $.01 par value, outstanding as of November 10, 1996: 21,679,500 shares.

                            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  Arden Realty, Inc.

                                    Balance Sheets
                          (In thousands, except share data)
                                     (Unaudited)


                                             SEPTEMBER 30,
                                                 1996       MAY 1, 1996
                                             --------------------------
ASSETS                                      $        -     $        -
                                             --------------------------
                                             --------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value,
  20,000,000 shares authorized, none
  issued and outstanding                    $        -     $        -
Common stock, $.01 par value,
  100,000,000 shares authorized, 100
  shares issued and outstanding as of
  September 30, 1996 (unaudited)                      -              -
                                             --------------------------
                                             $        -    $        -
                                             --------------------------
                                             --------------------------

SEE ACCOMPANYING NOTES.

                                  Arden Realty, Inc.

                               Notes to Balance Sheets
                                     (Unaudited)

The balance sheets of Arden Realty, Inc. (the "Company") included herein have been prepared in accordance with Securities and Exchange Commission Regulations and therefore do not include all disclosures required under generally accepted accounting principles. Reference is made to the balance sheets included in the Prospectus dated October 3, 1996 with respect to significant accounting and financial reporting policies as well as other pertinent information relative to Arden Realty, Inc. (the "Company").

1. SUBSEQUENT EVENTS

On October 9, 1996, concurrently with the consummation of an initial public offering of the Company's common stock (the "Offering"), the Company and a newly formed limited partnership, Arden Realty Limited Partnership (the "Operating Partnership"), together with the partners and members (including certain unaffiliated investors) of the Arden Predecessors (collectively the "Participants") engaged in certain formation transactions (the "Formation Transactions"). The Formation Transactions were designed to (i) enable the Company to raise the necessary capital to acquire 24 office properties (the "Properties") and repay certain mortgage debt relating thereto, (ii) provide a vehicle for future acquisition, (iii) enable the Company to comply with certain requirements under the federal income tax laws and regulations relating to real estate investment trusts, (iv) facilitate potential securitized mortgage financing and (v) preserve certain tax advantages for certain Arden Predecessors.

The operations of the Company will be carried on primarily through the Operating Partnership and its subsidiaries. The Company is the sole general partner in the Operating Partnership, and the Participants transferred their property and operating interests in the Arden Predecessors to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership and/or to the Company for cash.

                                  Arden Predecessors

                               Combined Balance Sheets
                                    (In thousands)
                                     (Unaudited)


                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        1996           1995
                                                    ---------------------------
ASSETS
Commercial office properties, net of
  accumulated depreciation of
  $8,192 and $3,296                                $   275,107     $  160,874
Cash and cash equivalents                                1,804            790
Restricted cash                                         15,723         12,249
Rents and other receivables                              3,432          1,095
Deferred rents                                           3,513          1,778
Prepaid financing and leasing costs,
  net of accumulated amortization of
  $618 and $421                                          2,336          1,359
Prepaid expenses and other assets                        2,986          1,071
Investments in noncombined entities                      2,955          3,163
                                                    ---------------------------
Total assets                                       $   307,856     $  182,379
                                                    ---------------------------
                                                    ---------------------------
LIABILITIES AND OWNERS' EQUITY
Mortgage loans payable                             $   283,121     $  167,638
Unsecured lines of credit                                3,388            813
Accounts payable and accrued expenses                    5,370          3,398
Deferred interest                                       11,246            884
Security deposits                                        2,003          1,430
                                                    ---------------------------
Total liabilities                                      305,128        174,163
Minority interests                                        (535)           100
Owners' equity                                           3,263          8,116
                                                    ---------------------------
Total liabilities and owners' equity               $   307,856     $  182,379
                                                    ---------------------------
                                                    ---------------------------

SEE ACCOMPANYING NOTES.

                                  Arden Predecessors

                          Combined Statements of Operations
                                     (Unaudited)
                                    (In thousands)


                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                 1996           1995           1996           1995
                               ------------------------------------------------------
REVENUE:
Rental                         $  11,926       $  1,815      $  31,330       $  4,637
Tenant reimbursements                833             38          2,259            216
Parking                            1,365            152          3,485            372
Other                                799            420          2,320          1,069
                               ------------------------------------------------------
Total revenue                     14,923          2,425         39,394          6,294
                               ------------------------------------------------------
EXPENSES:
Property operating and
  maintenance                      3,529            544          8,528          1,297
Real estate taxes                    717            103          2,007            240
Insurance                            775             53          2,279             96
Ground rent                          322              -            782              -
General and administrative           479            333          1,309          1,017
Interest                          12,020          1,268         26,761          2,671
Depreciation and amortization      2,064            422          5,100          1,060
                               ------------------------------------------------------
Total expenses                    19,906          2,723         46,766          6,381
                               ------------------------------------------------------
Equity in net loss of
  noncombined entities              (114)          (388)          (208)          (281)
                               ------------------------------------------------------
Loss before minority interests    (5,097)          (686)        (7,580)          (368)
Loss allocable to minority
  interests                        1,227             11          1,572              4
                               ------------------------------------------------------
Net loss                       $  (3,870)       $  (675)     $  (6,008)       $  (364)
                               ------------------------------------------------------
                               ------------------------------------------------------


SEE ACCOMPANYING NOTES.

                                  Arden Predecessors

                          Combined Statements of Cash Flows
                                     (Unaudited)
                                    (In thousands)

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                     1996            1995
                                                -------------------------------
OPERATING ACTIVITIES
Net loss                                       $     (6,008)    $     (364)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Equity in net loss of noncombined entities           208            281
   Loss allocable to minority interests              (1,572)            (4)
   Depreciation and amortization                      5,100          1,060
   Amortization of loan costs and fees                  197            168
   Increase in rents and other receivables           (2,337)          (454)
   Increase in deferred rents                        (1,735)          (365)
   Increase in prepaid financing and leasing costs   (1,174)          (312)
   (Increase) decrease in prepaid expenses and
     other assets                                    (2,119)            39
   Increase (decrease) in accounts payable and
     accrued expenses                                 1,972           (161)
   Increase in deferred interest                     10,362            160
   Increase in security deposits                        573            105
                                                -------------------------------
Net cash provided by operating activities             3,467            153
                                                -------------------------------

INVESTING ACTIVITIES
Acquisitions and improvements to commercial
  office properties                                (119,129)        (9,672)
Decrease in investments in noncombined entities           -          3,869
                                                -------------------------------
Net cash used in investing activities              (119,129)        (5,803)
                                                -------------------------------

FINANCING ACTIVITIES
Proceeds from mortgage loans                        120,485         10,306
Repayments of mortgage loans                         (5,002)          (139)
Proceeds from unsecured line of credit                4,839          1,319
Repayments of unsecured line of credit               (2,264)        (1,277)
Increase in restricted cash                          (3,474)          (420)
Contributions from minority interests                 1,000              -
Distributions to minority interests                     (63)             -
Owners' contributions                                 2,700          1,491
Owners' distributions                                (1,545)        (6,296)
                                                -------------------------------
Net cash provided by financing activities           116,676          4,984
                                                -------------------------------
Net increase (decrease) in cash and
  cash equivalents                                    1,014           (666)
Cash and cash equivalents at beginning
  of period                                             790            611
                                                -------------------------------
Cash and cash equivalents at end of period     $      1,804     $      (55)
                                                -------------------------------
                                                -------------------------------

SEE ACCOMPANYING NOTES.

                                  Arden Predecessors

                        Notes to Combined Financial Statements
                                     (Unaudited)

The combined financial statements included herein have been prepared in accordance with Securities and Exchange Commission Regulations and therefore do not include all disclosures required under generally accepted accounting principles. Reference is made to the combined financial statements of certain entities affiliated with Arden Realty, Inc. (the "Arden Predecessors") included in the Prospectus dated October 3, 1996 with respect to significant accounting and financial reporting policies as well as other pertinent information. The combined financial statements reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMBINATION AND PRESENTATION

All of the properties and the entities which own them are managed by Richard Ziman and Victor Coleman. Substantial ownership interests in all the properties are held by Messrs. Ziman, Coleman and Arthur Gilbert and their affiliates (the "Affiliates"). In those instances where the financial interests held by the Affiliates are controlling interests, the entities have been combined in the accompanying financial statements. Minority interests have been recorded for the portion of those entities that the Affiliates do not own. Where controlling interests are not held by the Affiliates, the investments are accounted for utilizing equity accounting. All significant intercompany accounts and transactions have been eliminated in combination.

EARNINGS PER SHARE

Per share data is not relevant since the financial statements of the Arden Predecessors represent a presentation of the operations of a group of companies and partnerships.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid instruments with original maturities of three months or less when acquired.

                                  Arden Realty, Inc.

                  Pro Forma Condensed Combined Financial Statements
                                     (Unaudited)


The unaudited pro forma financial and operating information for the nine months ended September 30, 1996 and the year ended December 31, 1995 is presented as if the Offering, the Formation Transactions, including the purchase of two properties (the "Acquisition Properties"), and the acquisitions of the properties acquired by the Arden Predecessors during 1996 prior to the Offering (the "1996 Acquired Properties") and the properties acquired by the Arden Predecessors during 1995 (the "1995 Acquired Properties") all had occurred by the date of the September 30, 1996 combined balance sheet and at the beginning of the period presented for the combined statements of operations. The pro forma September 30, 1996 balance sheet information also gives effect to the recording of minority interests for limited partner interests in the Operating Partnership, as if these transactions occurred on September 30, 1996.

The pro forma financial statements are not necessarily indicative of what the Company's financial position or results of operations would have been assuming the completion of the Formation Transactions and the Offering on such date or at the beginning of the period indicated, nor does it purport to project the Company's financial position or results of operations at any future date or for any future period.

For further information, refer to the unaudited pro forma condensed combined financial statements included in the Arden Realty, Inc. Prospectus dated October 3, 1996.

                                  Arden Realty, Inc.

                      Pro Forma Condensed Combined Balance Sheet
                               As of September 30, 1996
                                     (Unaudited)
                                    (In thousands)



                                                                 INVESTMENTS
                                                  HISTORICAL         IN
                                                    ARDEN        NONCOMBINED       PRO FORMA          COMPANY
                                                 PREDECESSORS      ENTITIES       ADJUSTMENTS        PRO FORMA
                                                 --------------------------------------------------------------
ASSETS
Commercial office properties, net                $   275,107     $   91,182     $   34,613  (F)    $   409,927
                                                                                     8,673  (C)
                                                                                      352   (I)
Cash and cash equivalents                              1,804            986        400,138  (A)         16,699
                                                                                   (26,777) (C)
                                                                                    56,073  (D)
                                                                                  (380,912) (E)
                                                                                   (34,613) (F)
Restricted cash                                       15,723          2,151        (17,874) (E)              -
Rents and other receivables                            3,432            400              -               3,832
Deferred rents                                         3,513          1,938              -               5,451
Prepaid financing and leasing costs, net               2,336          1,774           (750) (G)          4,287
                                                                                       927  (D)
Prepaid expenses and other assets                      2,986            432         (1,833) (B)          1,585
Investments in noncombined entities                    2,955         (2,955)             -                   -
                                                 --------------------------------------------------------------
Total assets                                     $   307,856     $   95,908     $   38,017         $   441,781
                                                 --------------------------------------------------------------
                                                 --------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans payable                           $   283,121     $   87,012     $   57,000  (D)    $    57,000
                                                                                  (370,133) (E)
Unsecured lines of credit                              3,388              -         (3,388) (E)              -
Accounts payable and accrued expenses                  5,370          2,012         (1,741) (E)          5,641
Deferred interest                                     11,246            295        (11,541) (E)              -
Security deposits                                      2,003            836              -               2,839
                                                 --------------------------------------------------------------
Total liabilities                                    305,128         90,155       (329,803)             65,480
                                                 --------------------------------------------------------------
Minority interests                                      (535)           535         44,250  (I)         44,250
Owners' equity                                         3,263          5,218         (8,481) (H)              -
Stockholders' equity:
Common stock                                               -              -            217  (A)            217
Additional paid-in capital                                 -              -        399,921  (A)        331,834
                                                                                    (9,175) (C)
                                                                                      (750) (G)
                                                                                    11,541  (E)
                                                                                     8,481  (H)
                                                                                   (23,524) (E)
                                                                                   (43,898) (I)
                                                                                    (1,833) (B)
                                                                                    (8,929) (C)
                                                 --------------------------------------------------------------
Total stockholders' equity                                 -              -        332,051             332,051
                                                 --------------------------------------------------------------
Total liabilities and equity                     $   307,856     $   95,908     $   38,017         $   441,781
                                                 --------------------------------------------------------------
                                                 --------------------------------------------------------------


SEE ACCOMPANYING NOTES.

                                  Arden Realty, Inc.

                 Pro Forma Condensed Combined Statement of Operations
                     For the nine months ended September 30, 1996
                                     (Unaudited)
                       (In thousands, except per share amounts)




                                                         EQUITY IN  PRE-ACQUISITION
                                         HISTORICAL     NET LOSS OF   PERIOD FOR
                                           ARDEN        NONCOMBINED  1996 ACQUIRED  ACQUISITION         PRO FORMA     COMPANY
                                        PREDECESSORS     ENTITIES     PROPERTIES     PROPERTIES        ADJUSTMENTS   PRO FORMA
                                        --------------------------------------------------------------------------------------
REVENUE
  Rental                               $   31,330     $   12,407      $   3,923      $   3,367     $       64  (J) $  51,091
  Tenant reimbursements                     2,259            453            258             88              -          3,058
  Parking                                   3,485            832            308            195              -          4,820
  Other                                     2,320            342            144            142         (1,060) (K)     1,888
                                        --------------------------------------------------------------------------------------
Total revenue                              39,394         14,034          4,633          3,792           (996)        60,857
                                        --------------------------------------------------------------------------------------
EXPENSES
  Property operating, taxes, insurance
   and ground rent                         13,596          5,200          1,489          1,534            108  (L)    21,927
  General and administrative expense        1,309            619              -              -            922  (M)     2,850
  Interest expense                         26,761          6,518              -              -        (30,108) (N)     3,171
  Depreciation and amortization             5,100          2,624              -              -          1,433  (O)     9,157
                                        --------------------------------------------------------------------------------------
Total expenses                             46,766         14,961          1,489          1,534        (27,645)        37,105
                                        --------------------------------------------------------------------------------------
Equity in net (loss) of noncombined
  entities                                   (208)           208              -              -                  -          -
                                        --------------------------------------------------------------------------------------
Income (loss) before minority interests    (7,580)          (719)         3,144          2,258         26,649         23,752
Minority interests                          1,572         (1,572)             -              -         (2,793) (P)    (2,793)
                                        --------------------------------------------------------------------------------------
Net income (loss)                      $   (6,008)    $   (2,291)     $   3,144      $   2,258     $   23,856      $  20,959
                                        --------------------------------------------------------------------------------------
                                        --------------------------------------------------------------------------------------

Pro forma common shares outstanding
  before conversion of OP units                                                                                        20,926 (Q)
                                                                                                                      -----------
                                                                                                                      -----------
Net income per share                                                                                                 $  1.00
                                                                                                                      -----------
                                                                                                                      -----------


SEE ACCOMPANYING NOTES.

                                  Arden Realty, Inc.

                 Pro Forma Condensed Combined Statement of Operations
                         For the year ended December 31, 1995
                                     (Unaudited)
                       (In thousands, except per share amounts)


                                                              PRE-ACQUISITION
                                                  EQUITY IN   PERIOD FOR 1995
                                   HISTORICAL   NET (LOSS) OF     AND 1996        1996
                                     ARDEN       NONCOMBINED      ACQUIRED      ACQUIRED   ACQUISITION      PRO FORMA    COMPANY
                                  PREDECESSORS    ENTITIES       PROPERTIES    PROPERTIES   PROPERTIES     ADJUSTMENTS  PRO FORMA
                                  -----------------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenue
  Rental                         $    8,832     $  15,610         $  16,564    $  19,391     $  4,280     $  2,014  (J) $ 66,691
  Tenant reimbursements                 403           419             1,073          961           54            -         2,910
  Parking                               750           915             2,238        1,859          133            -         5,895
  Other                               1,707           776               877          350           85       (1,355) (K)    2,440
                                  -----------------------------------------------------------------------------------------------
Total revenue                        11,692        17,720            20,752       22,561        4,552          659        77,936
                                  -----------------------------------------------------------------------------------------------
Expenses
  Property operating, taxes,
    insurance and ground rent         3,339         6,927             7,813        8,848        2,228          936  (L)   30,091
  General and administrative
    expense                           1,377           831                 -            -            -        1,592  (M)    3,800
  Interest expense                    5,537         8,243                 -            -            -       (9,591) (N)    4,189
  Depreciation and amortization       1,898         2,475                 -            -            -        7,176  (O)   11,549
                                  -----------------------------------------------------------------------------------------------
Total expenses                       12,151        18,476             7,813        8,848        2,228          113        49,629
                                  -----------------------------------------------------------------------------------------------
Equity in net (loss) of
  noncombined entities                 (116)          116                 -            -            -                -         -
                                  -----------------------------------------------------------------------------------------------
Income (loss) before minority
  interests                            (575)         (640)           12,939       13,713        2,324          546        28,307
Minority interests                       (1)            1                 -            -            -       (3,329) (P)   (3,329)
                                  -----------------------------------------------------------------------------------------------
Net income (loss)                $     (576)    $    (639)        $  12,939    $  13,713     $  2,324    $  (2,783)     $ 24,978
                                  -----------------------------------------------------------------------------------------------
                                  -----------------------------------------------------------------------------------------------
Pro forma common shares
  outstanding before conversion
  of OP units                                                                                                              20,926(Q)
                                                                                                                          ----------
                                                                                                                          ----------
Net income per share                                                                                                     $  1.19
                                                                                                                          ----------
                                                                                                                          ----------



SEE ACCOMPANYING NOTES.

                                  ARDEN REALTY, INC.

              NOTES TO PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                    (IN THOUSANDS)


1. ADJUSTMENTS TO THE PRO FORMA CONDENSED COMBINED BALANCE SHEET

The adjustments to the Pro Forma Condensed Combined Balance Sheet as of September 30, 1996 are as follows:

(A) Sale of 21,675 shares of common stock in the offering
      Proceeds from offering                                        $ 433,490
      Costs associated with offering net of prepaid offering
        costs                                                         (33,352)
                                                                     ----------
      Net proceeds                                                  $ 400,138
                                                                     ----------
                                                                     ----------
      Par value of common stock to be issued                        $     217
      Additional paid in capital from proceeds of sale of
        common stock                                                  399,921
                                                                     ----------
                                                                    $ 400,138
                                                                     ----------
                                                                     ----------
(B) Reclassification of offering costs prepaid by the Arden
      Predecessors prior to September 30, 1996                      $  (1,833)
                                                                     ----------
                                                                     ----------
(C) Acquisition of certain interests of the Participants for cash
      Reduction in additional paid in capital for book value of
        interests acquired                                          $   9,175
      Reduction in additional paid-in capital for distributions
        to affiliates of cash paid in excess of book value
        of interests                                                    8,929
      Purchase price in excess of book value of interests in the
        properties purchased from nonaffiliates                         8,673
                                                                     ----------
                                                                    $  26,777
                                                                     ----------
                                                                     ----------
(D) Mortgage financing
      Proceeds from new debt                                        $  57,000
      Costs associated with the line of credit origination               (927)
                                                                     ----------
                                                                    $  56,073
                                                                     ----------
                                                                     ----------

                                  Arden Realty, Inc.

                                     (Unaudited)
                                    (In thousands)


1. ADJUSTMENTS TO THE PRO FORMA CONDENSED COMBINED BALANCE SHEET (CONTINUED)

(E) Repayment of certain mortgage loans and unsecured lines
      of credit of the Arden Predecessors
        Payment of mortgage loans                                   $ 370,133
        Payment of unsecured lines of credit                            3,388
        Payment of additional interest on debt (includes
        deferred interest of $11,541 which was accrued as of
        September 30, 1996, and $11,983 of additional interest
        currently due as a result of the prepayment)                   23,524
        Payment of accrued interest                                     1,741
        Release of restricted cash to repay mortgage loans            (17,874)
                                                                     ----------
                                                                    $ 380,912
                                                                     ----------
                                                                     ----------
(F) Purchase price and additional closing costs of the
       Acquisition Properties                                       $  34,613
                                                                     ----------
                                                                     ----------
(G) Write off of unamortized loan fees                              $    (750)
                                                                     ----------
                                                                     ----------
(H) Elimination of owners' equity                                   $  (8,481)
                                                                     ----------
                                                                     ----------
(I) To establish minority interests in Operating Partnership
      based on units issued                                         $  44,250
    Excess of fair value over book value related to issuance
      of Operating Partnership units to non-affiliates                   (352)
                                                                     ----------
                                                                    $  43,898
                                                                     ----------
                                                                     ----------
    Total equity before percentage allocable to minority interests  $ 376,301
    Percentage allocable to minority interests                         11.76%
                                                                     ----------
                                                                    $  44,250
                                                                     ----------
                                                                     ----------

    Minority Operating Partnership units                 2,889         11.76%
    Total Shares Issued                                 21,680         88.24%
                                                       -------------------------
    Total                                               24,569        100.00%
                                                       -------------------------
                                                       -------------------------

                                  Arden Realty, Inc.

                                     (Unaudited)
                                    (In thousands)


2. ADJUSTMENTS TO THE PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS

The pro forma adjustments reflected in the Pro Forma Condensed Combined Statements of Operations for the nine months ended September 30, 1996 and the year ended December 31, 1995 are set forth below:

                                                     NINE MONTHS
                                                        ENDED       YEAR ENDED
                                                      SEPTEMBER 30, DECEMBER 31,
                                                         1996         1995
                                                     --------------------------
  (J)  Increase in rental revenue to adjust the
       1995 Acquired Properties, the 1996 Acquired
       Properties and the Acquisition Properties to
       straight line rental revenue calculated from
       the beginning of the period                     $     64      $   2,014
                                                       ------------------------
                                                       ------------------------
  (K)  Decrease in other income to eliminate
       non-recurring construction fees which would
       not have been realized by the Company and
       certain property management fees that will
       not be earned                                   $ (1,060)     $  (1,355)
                                                       ------------------------
                                                       ------------------------
  (L)  Increase in property general and
       administrative expense related to additional
       property payroll costs relating to the 1995
       Acquired Properties, the 1996 Acquired
       Properties and the Acquisition Properties       $    108      $     936
                                                       ------------------------
                                                       ------------------------
  (M)  Increase in general and administrative
       expense related to expected level of operations
       as a public real estate investment trust        $    922      $   1,592
                                                       ------------------------
                                                       ------------------------

                                  Arden Realty, Inc.

                                     (Unaudited)
                                    (In thousands)


2. ADJUSTMENTS TO THE PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS (CONTINUED)

                                                     NINE MONTHS
                                                        ENDED       YEAR ENDED
                                                      SEPTEMBER 30, DECEMBER 31,
                                                         1996         1995
                                                     --------------------------
  (N)  Decrease in interest expense:
       Decrease in interest expense due to
       repayment of mortgage loans                   $  (33,279)    $  (13,780)
       Increase in interest expense related to
       the newly originated non-amortizing debt
       with an interest rate of 6.875% due in
       one year                                           2,939          3,880
       Increase in amortization of finance costs
       related to the line of credit                        232            309
                                                     --------------------------
       Net decrease in interest expense              $  (30,108)     $  (9,591)
                                                     --------------------------
                                                     --------------------------
  (O)  Increase in depreciation expense:
       Increase in depreciation expense to reflect
       a full period of depreciation for the 1995
       Acquired Properties, the 1996 Acquired
       Properties and the Acquisition Properties
       utilizing a 40 year useful life for buildings
       and a 10 year useful life for improvements     $   1,239      $   6,918
       Increase in depreciation due to the fair
       value of units or cash paid in excess of
       book value of interests in the properties
       acquired from the nonaffiliaties                     194            258
                                                     --------------------------
       Net increase in depreciation expense          $    1,433      $   7,176
                                                     --------------------------
                                                     --------------------------

                                  Arden Realty, Inc.

                                     (Unaudited)
                                    (In thousands)


2. ADJUSTMENTS TO THE PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS (CONTINUED)


                                                     NINE MONTHS
                                                        ENDED       YEAR ENDED
                                                      SEPTEMBER 30, DECEMBER 31,
                                                         1996         1995
                                                     --------------------------
  (P)  To reflect adjustment for minority
       interests of 11.76 % in the Operating
       Partnership                                     $  2,793       $  3,329
                                                     --------------------------
                                                     --------------------------

  (Q) Pro forma common shares outstanding represents the 21,680 shares issued reduced by 754 shares the proceeds of which result solely in an increase in cash to be used for reserves and working capital and not used to repay debt or acquire property as part of the offering transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion relates to the financial statements of the Arden Predecessors, and should be read in conjunction with Selected Financial Data and the financial statements appearing in the Prospectus of the Company dated October 3, 1996.

Income is derived primarily from rental revenue (including tenant reimbursements) and parking revenue from commercial office properties, and to a lesser extent, from the management of certain properties owned by third parties. As a result of the Arden Predecessors' aggressive acquisition program, the financial data shows significant increases in total revenue from year to year, largely attributable to the acquisitions made during 1996, and the benefit of a full period of effective rental and other revenue for properties acquired in the preceding year. For the foregoing reasons, management does not believe the year to year and quarter to quarter financial data are comparable.

The Company expects that the more significant part of its revenue growth in the next one to two years will come from additional acquisitions and contractual rent increases rather than from occupancy and market rent increases in its current portfolio. On the other hand, the Company believes that if the Southern California office rental market continues to improve, then rental rate increases will become a more substantial part of its revenue growth over time.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS ENDED SEPTEMBER 30, 1995

During the first nine months of 1996, the Arden Predecessors purchased five properties (the 1996 Acquired Properties) resulting in an increase in real estate investments of approximately $114.7 million.

Rental revenue increased by $26.7 million or 576% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. The increase in rental revenue resulted principally from a full nine months of rental revenue from properties acquired during calendar year 1995 (the 1995 Acquired Properties), six of which were acquired after September 30, 1995, and rental revenue from properties acquired during the nine months ended
September 30, 1996. Rental revenue from the 1995 Acquired Properties increased to $15.2 million for the nine months ended September 30, 1996, representing a full nine months of rental revenue, from $516,000 in the prior period.

Rental revenue associated with the 1996 Acquired Properties added an additional approximately $11.9 million to rental revenue during the nine months ended September 30, 1996.

Tenant reimbursements and other revenue increased by $3.3 million or 256% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. The increase in tenant reimbursements and other revenue resulted principally from a full nine months of tenant reimbursements the 1995 Acquired Properties and tenant reimbursements from properties acquired during the nine months ended September 30, 1996. Tenant reimbursements from the calendar year 1995 Acquired Properties added an additional $1.1 million for the nine months ended September 30, 1996, representing a full nine months of tenant reimbursements. Tenant reimbursements associated with the 1996 Acquired Properties added an additional $1.0 million to revenue during the nine months ended September 30, 1996. Other revenue, representing primarily management fees from third-party owned properties, increased by 117% for the nine months ended September 30, 1996 compared to the prior period.

Parking revenue increased by $3.1 million or 836% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. The increase resulted principally from a full nine months of parking revenue from the 1995 Acquired Properties and parking revenue from the 1996 Acquired Properties. Parking revenue from the 1995 Acquired Properties increased to $2.1 million for the nine months ended September 30, 1996, representing a full nine months of parking revenue, from $64,000 in the prior period. Parking revenue associated with the 1996 Acquired Properties added an additional
$1.0 million to parking revenue during the nine months ended September 30, 1996.

The Arden Predecessors hold noncontrolling investments in various entities, the noncombined entities, which own commercial office properties. These entities are accounted for in the financial statements of the Arden Predecessors using the equity method. Equity in net loss of noncombined entities decreased by $73,000 for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. This 26% decrease is due principally to increased revenues from the noncombined entities.

The following is a comparison of certain expenses of the Arden Predecessors for the nine months ended September 30, 1996 to the nine months ended September 30, 1995:

                                              NINE MONTHS ENDED
                                         SEPTEMBER 30,  SEPTEMBER 30,    DOLLAR     PERCENT
                                            1996           1995          CHANGE     CHANGE
                                         --------------------------------------------------
                                              (In thousands)
Certain expenses
  Property operating and maintenance     $   8,528      $   1,297       $  7,231      558%
  Real estate taxes                          2,007            240          1,767      736%
  Insurance                                  2,279             95          2,184    2,299%
  Ground rent                                  783              -            783         -
                                         --------------------------------------------------
Total certain expenses                   $  13,597      $   1,632       $ 11,965      733%
                                         --------------------------------------------------
                                         --------------------------------------------------


For the nine months ended September 30, 1996 and 1995, total certain expenses were $13.6 million, or 40% of rental revenue and tenant reimbursements, and $1.6 million, or 34% of rental revenue and tenant reimbursements, respectively. The increase in total certain expenses is primarily attributable to the properties acquired during calendar year 1995 and during the nine months ended September 30, 1996 and the expenses associated with the absorption of vacant rentable space. The increase in total certain expenses from the nine months ended September 30, 1995 to the nine months ended September 30, 1996 resulting from the acquisition of properties during the nine months ended September 30, 1996 was approximately $5.6 million. In addition, total certain expenses increased by $6.6 million as a result of a full nine months of operations for the properties acquired in 1995, and the above-described increase in occupancy at the properties owned at both September 30, 1996 and 1995. Total certain expenses related to properties owned by the Company for the entire nine months ended September 30, 1996 and 1995 increased 2% or $23,576.

General and administrative expenses increased by $292,000 or 29% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. However, general and administrative expenses during the 1996 period fell to 3.3% of total revenue compared to 16.2% of total revenue during the 1995 period due to the economies of scale associated with adding additional properties. The Company believes that general and administrative expenses as a percentage of total revenue should continue to fall.

Interest expense includes interest at the contractual current pay rate of the mortgage loans, amortization of the loan fees paid at origination, and accrual of additional interest due upon the retirement of the debt. Interest expense for the nine months ended September 30, 1996 was approximately $26.8 million, including interest payable upon the retirement of certain mortgage loans. Interest expense increased by approximately $24.1 million or 902% for the nine months ended September 30, 1996 compared to the nine months ended

September 30, 1995, primarily as a result of the increase in mortgage loans payable to fund the 1995 Acquired Properties and the 1996 Acquired Properties. The interest expense associated with the mortgage loans originated during the nine months ended September 30, 1996 was approximately $11.7 million. In addition, the nine months ended September 30, 1996 included a full nine months of interest expense for properties acquired during calendar year 1995 which increased interest expense by approximately $12.2 million.

Depreciation and amortization increased by $4.0 million or 381% primarily due to the calendar year 1995 acquisitions and the acquisitions during the nine months ended September 30, 1996.

As a result of the foregoing, the Arden Predecessors had a net loss of approximately $6 million for the nine months ended September 30, 1996 compared to net loss of $364,000 for the prior period.

The following is a comparison of property operating data for the properties that were owned for the entire nine months ended September 30, 1995 and September 30, 1996 ("Same Store Properties"):

                                                 NINE MONTHS ENDED
                                            SEPTEMBER 30,  SEPTEMBER 30,
                                               1996           1995
                                            ----------------------------
                                                  (In thousands)
Revenue
  Rental                                     $   4,214       $  4,120
  Tenant reimbursements                            337            411
  Parking                                          369            344
  Other                                            130             49
                                              ----------------------------
Total revenue                                $   5,050       $  4,924
                                              ----------------------------
                                              ----------------------------
Expenses
  Property operating, taxes, insurance
    and ground rent                          $   1,439       $  1,416
                                              ----------------------------
                                              ----------------------------

Rental revenues increased during the nine months ended September 30, 1996 compared to the same period in 1995 due primarily to a net increase in the rental rates for leases that were renewed or were retenanted. For the nine months ended September 30, 1996, tenant reimbursements and other income increased by $7,000 and over the same period in 1995. In addition, operating expenses including taxes, insurance, and ground rent for these Same Store Properties increased by $3,000 for the nine months ended September 30, 1996 over the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

On a pro forma basis at September 30, 1996, cash and cash equivalents aggregated $16.7 million. Management anticipates that cash generated from property operations and cash on hand will be adequate to fund working capital requirements in the near term and for the foreseeable future.

The Company closed an interim loan (the "Mortgage Financing") on October 9, 1996 in the amount of $57 million with an affiliate of Lehman Brothers. A total of $104 million may be borrowed under the Mortgage Financing. The Mortgage Financing has a maturity of one year and bears interest at a floating rate equal to one month LIBOR plus 1.50% for the first six months increasing to 2.00% through maturity. The proceeds of the Mortgage Financing were used primarily to refinance a portion of the Company's existing mortgage indebtedness, and it is expected that future borrowings will be used to finance the acquisition of properties, to provide funds for tenant improvements and capital expenditures, and for working capital and other corporate purposes. The Mortgage Financing is non-recourse and secured by fully cross-collateralized and cross-defaulted first mortgage liens on nine properties. The Mortgage Financing requires monthly payments of interest only, with all principal due on the first anniversary of the closing of the Mortgage Financing.

The Company intends to refinance the Mortgage Financing through an offering of commercial mortgage-backed securities (the "CMBS Offering") to be made by a financing subsidiary which the Company intends to form for that purpose. The CMBS Offering is expected to have a term of seven years and bear interest at a floating rate based on one-month LIBOR. The Company intends to enter into a swap agreement with a major money center bank (the "Swap Agreement"). The Swap Agreement will result in effective fixed interest payments equal to the yield on U.S. Treasury Notes with a maturity of seven years plus a spread which, if determined on the date hereof, would result in an interest rate of approximately 6.875%. The CMBS Offering is expected to require monthly payments of interest only with all principal due in a balloon payment at maturity. The Company is pursuing the CMBS Offering , although there can be no assurance that the Company will complete a CMBS Offering or enter into the Swap Agreement.

The Company is negotiating with a commercial bank the terms of a two-year, $150 million revolving credit facility, with a one-year extension option (the "Credit Facility"). The Credit Facility will be used to finance the acquisition of properties, to provide funds for tenant improvements and capital expenditures, and for working capital and other corporate purposes.

The Credit Facility is expected to have two tranches: an unsecured tranche of up to $50 million, subject to the Company's ownership of an unencumbered pool of qualifying properties with values (calculated as provided in the Credit Facility) of at least 100% of the Company's unsecured liabilities, and a secured tranche of up to $150 million, subject to a borrowing base. Aggregate outstanding loans may not exceed $150 million. The lenders must approve the properties securing the facility and qualifying properties which are included in the unencumbered pool. Outstanding loans will bear interest based on the LIBOR rate or the bank's base rate, at the Company's option. The Credit Facility is subject to customary conditions to closing and borrowing, and contains representations and warranties and defaults customary in REIT financings. The Credit Facility also contains financial covenants, including requirements for a minimum tangible net worth, maximum liabilities to asset values, and minimum interest, unsecured interest and fixed charge coverage ratios (all calculated as defined in the Credit Facility) and requirements to maintain a pool of unencumbered properties approved by the lenders and meeting certain defined characteristics. The Credit Facility also contains restrictions on, among other things, indebtedness, investments, distributions, liens, and mergers, and requires Mr. Ziman to maintain certain ownership interests and management roles in the Company.

                             PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On November 4, 1996, the Company announced the acquisition of a 96,000 square foot office building for $11 million, funded from the Company's Mortgage Financing facility. The building is located at 10351 Santa Monica Boulevard in Los Angeles, California, adjacent to Century City.

In an unrelated development, the Company also announced that one of the Company's proposed new directors, Jerry Asher, had informed the Company that he is resigning from the board of directors citing time conflicts with his extensive business commitments. The Company intends to add a new outside director to fill Mr. Asher's vacancy in due course.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:
          Exhibit No.                        Description
          -----------                        -----------
             27 Article 5 Financial Data Schedule for the Nine Months Ended September 30, 1996

             99.1 Press release dated November 4, 1996 regarding property acquisition and Asher resignation

     (b)  Reports on Form 8-K:

               None

                             PART II - OTHER INFORMATION

                                      SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ARDEN REALTY, INC.

                                        By:  /s/ Diana M. Laing
                                           --------------------------------
                                             Diana M. Laing
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

Date:  November 22, 1996