Form 10-K
period 1996-12-31
ARDEN REALTY INC
filed 1997-02-11
CIK 1013794

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934.
     For the fiscal year ended December 31, 1996
                               OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
     For the transition period from __________________ to
     ____________________.

                 Commission File Number 1-12193

                       ARDEN REALTY, INC.
     (Exact name of registrant as specified in its charter)

            Maryland                              95-4578533
(State or other jurisdiction of           (IRS Employer I.D. Number)
 incorporation or organization)

     9100 Wilshire Boulevard
     Suite 700, East Tower
     Beverly Hills, CA                              90212
(address of principal executive office)           (Zip Code)

 Registrant's telephone number, including area code:  (310) 271-8600

   Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each Exchange on which registered
Common Stock, $.01 par value              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

     The aggregate market value of the shares of common stock held by non-affiliates was approximately $585 million based on the closing price on the New York Stock Exchange for such shares on February 7, 1997.

     The number of the Registrant's shares of common stock outstanding was 21,679,500 as of February 7, 1997.

               DOCUMENTS INCORPORATED BY REFERENCE
     Part III of this report incorporates information by reference from the definitive Proxy Statement for the Annual
Meeting of Stockholders, to be held in May 1997.

                       ARDEN REALTY, INC.
                        TABLE OF CONTENTS


Item No.                                               Page

                             PART I

1.   Business
2.   Properties
3.   Legal Proceedings
4.   Submission of Matters to a Vote of Security-Holders

                             PART II

5.   Market for Registrant's Common Equity and
        Related Stockholder Matters
6.   Selected Financial Data
7.   Management's Discussion and Analysis of Financial
        Condition and Results of Operations
8.   Financial Statements and Supplementary Data
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                            PART III

10.  Directors and Executive Officers of the Registrant
11.  Executive Compensation
12. Security Ownership of Certain Beneficial Owners and Management
13.  Certain Relationships and Related Transactions

                             PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                             PART I

ITEM 1.  BUSINESS

     (a) General Development of Business

Background and Formation Transaction

     Arden Realty, Inc. (the "Company"), through its controlling interest in Arden Realty Limited Partnership (the "Operating Partnership"), is engaged in the ownership, acquisition, management, renovation, operation, and leasing of commercial office properties located in Southern California. As of December 31, 1996 the Company's portfolio of properties included 33 office properties (collectively the "Properties").

     The Company was incorporated in Maryland in May 1996 and formed to continue and expand the real estate business of Arden Realty Group, Inc. and a group of affiliated entities (the "Arden Predecessors"). On October 9, 1996, the Company completed an initial public offering (the "Offering") of 18,847,500 shares of $.01 par value common stock (the "Common Stock"). The Offering price was $20.00 per share resulting in gross proceeds of $376,950,000. Also on October 9, 1996, the underwriters exercised their over allotment option and, accordingly, the Company issued an additional 2,827,000 shares of Common Stock and received gross proceeds of $56,540,000. The aggregate proceeds to the Company, net of underwriters' discount, advisory fee and offering costs aggregating $36,181,000, were approximately $397,309,000.

     Concurrently with the consummation of the Offering, the Company and the Operating Partnership, together with the partners and members of the Arden Predecessors, engaged in certain formation transactions (the "Formation Transactions") which, among other things, resulted in the acquisition by the Company and Operating Partnership of 24 of the 33 Properties.

     The Formation Transactions included the following:

     Pursuant to separate option agreements (the "Option Agreements"), the Company acquired for cash from certain participants in the Formation Transactions (the "Cash Participants") the interests owned by such Cash Participants in certain of the Arden Predecessors and in certain of the Properties. The Company paid approximately $26.8 million from the net proceeds of the Offering for such interests, which represented 31.7% of the ownership interests in the Properties acquired by the Company.

     The Company contributed (i) the interests in the Arden Predecessors and in the Properties acquired pursuant to the Option Agreements and (ii) the net proceeds from the Offering (after payment of the cash consideration to the Cash Participants as described above) to the Operating Partnership in exchange for an 88.2% general partner interest in the Operating Partnership, representing the sole general partnership interest.

     Pursuant to separate contribution agreements (the
     "Contribution Agreements"), the following additional contributions were made by certain other participants in the Formation Transactions (the "Unit Participants") to the Operating Partnership in exchange for limited partner interests in the Operating Partnership ("OP Units"): (i) the remaining interests in the Arden Predecessors and in certain of the Properties (i.e., all interests not acquired by the Company pursuant to the Option Agreements) and (ii) certain assets, including management contracts relating to certain of the Properties and the contract rights to purchase two properties (303 Glenoaks and 12501 East Imperial Highway). The Unit Participants making such contributions (a total of seven individuals and entities including Arden Realty Group, Inc., Richard Ziman, Victor Coleman, and Arthur Gilbert), received an aggregate of 2,889,071 OP Units, with a value of approximately $57.8 million based on the initial public offering price of the common stock.

     The Company, through the Operating Partnership, borrowed $57 million aggregate principal amount under a one year interim loan (the "Mortgage Financing") which is non-recourse to the Company and the Operating Partnership and secured by cross-collateralized and cross-defaulted first mortgage liens on nine of the Properties.

     Approximately $33 million of the net proceeds of the Offering were used by the Operating Partnership to purchase two properties, 303 Glenoaks and 12501 East Imperial Highway.

     The Company used a portion of the proceeds of the Offering and the Mortgage Financing to repay approximately $370 million of mortgage debt secured by the Properties and indebtedness outstanding under lines of credit assumed by the Operating
     Partnership in the Formation Transactions.

     (b)  Financial Information about Industry Segments.

     The Company currently is involved in only one industry segment, namely real estate. Therefore, all of the financial statements contained herein relate to this industry segment.

     (c)  Narrative Description of the Business

Business and Growth Strategies

     The 33 office properties owned by the Company as of December 31, 1996 contain approximately 5.4 million rentable square feet. All of the Properties are located in Southern California, with 29 in suburban Los Angeles County, two in Orange County, one in Ventura County and one in San Diego County. As of December 31, 1996, the Properties had a weighted average occupancy rate of approximately 85%. The Company is a self-administered and self-managed real estate company and expects to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

     The Company's primary business objectives are to maximize growth in cash flow and to enhance the value of its portfolio in order to maximize total return to its stockholders. The Company believes it can achieve these objectives by continuing to implement its business strategies and capitalize on the external and internal growth opportunities. The Company's primary business strategies are to (i) acquire and renovate underperforming office properties or properties which provide attractive yields with stable cash flow in submarkets where it can utilize its local market expertise and extensive real estate experience; (ii) actively manage its portfolio; and (iii) selectively provide real estate management service to third parties.

     The Company believes that all of the Properties are located in strong submarkets which generally have significant rent growth potential due to employment growth, declining vacancy rates, limited new construction and existing rental rates at levels below those required to make new construction economically feasible. The Company also believes, based upon its evaluation of market conditions, that certain economic fundamentals are present in Southern California which provide an attractive environment for owning, acquiring and operating suburban office properties and enhance its ability to achieve its business objectives. Specifically, the Company believes that the limited construction of new office properties in the Southern California region since 1992 coupled with an improving Southern California economy will continue to result in increased demand for office space and positive net absorption in the Southern California region, and particularly in the selected submarkets where most of the Properties are located.

     Based on its own historical activities and its knowledge of the local marketplace, the Company believes that opportunities continue to exist to acquire additional office properties that:
(i) provide attractive initial yields with significant potential for growth in cash flow; (ii) are in desirable locations within submarkets which the Company believes have economic growth potential; and (iii) are underperforming or need renovation, and which therefore provide opportunities for the Company to increase the cash flow and value of such properties through active management and aggressive leasing.

     In addition, the Company will seek to acquire properties at a significant discount to replacement cost in the relevant submarkets. Since the beginning of 1993, the Arden Predecessors and the Company have acquired Properties in suburban Los Angeles County at a cost which the Company believes is below replacement cost.

     The Company believes it has certain competitive advantages which enhance its ability to identify and capitalize on acquisition opportunities, including; (i) management's significant local market expertise, experience and knowledge of properties, submarkets and potential tenants within the Southern California region; (ii) management's long-standing relationships with tenants, real estate brokers and institutional and other owners of commercial real estate; (iii) its fully integrated real estate operations which allow the Company to respond quickly to acquisition opportunities and enable it to provide real estate management services to third parties as a means of identifying such opportunities; (iv) its ability to acquire properties in exchange for OP Units or Common Stock if the sellers so desire; and (v) management's reputation as an experienced purchaser of office properties in Southern California which has the ability to effectively close transactions.

     The Company may also seek to take advantage of management's local market and development expertise to develop office space when market conditions support office building development. The Company believes, however, that opportunities exist for it to continue to acquire office properties within selected submarkets in Southern California at less than replacement cost and, therefore, currently intends to focus on acquisitions rather than development.

     The Company believes that opportunities exist to increase cash flow from its existing portfolio and that such opportunities will be enhanced as the Southern California office market continues to improve. The Company intends to pursue internal growth by (i) continuing to maintain and improve occupancy rates through active management and aggressive leasing (ii) realizing fixed contractual base rental increases or increases tied to indices such as the CPI; (iii) re-leasing expiring leases at increasing market rents which are expected to result, over time, from increased demand for office space in Southern California;
(iv) controlling operating expenses through the implementation of cost control management and systems; (v) capitalizing on economies of scale arising from the size of its portfolio; and
(vi) increasing revenue generated from parking facilities at certain Properties where the Company is currently offering free parking as an amenity or charging below market rates.

Recent Developments

     During the period October 9, 1996 though December 31, 1996, the Company increased its portfolio from 24 to 33 properties by acquiring nine additional suburban office properties located in Southern California (the "Acquisition Properties") and encompassing approximately 1.4 million square feet for an aggregate purchase price of approximately $119 million.

     Set forth below is a brief description of the Acquisition
Properties acquired by the Company during the period October 9, 1996 through December 31, 1996:

     10351 Santa Monica Boulevard, Los Angeles, California.
10351 Santa Monica is a 96,300 square foot four-story office building located adjacent to Century City. As of December 31, 1996, the property was 100% leased to 18 tenants.

     1970 and 1990 E. Grand Avenue, El Segundo, California.  1970
and 1990 E. Grand comprises 84,500 square feet and is vacant.
The Company plans to complete approximately $1.1 million in capital improvements to the property.

     2730 Wilshire Boulevard, Santa Monica, California. 2730 Wilshire Boulevard contains a six-story, 55,100 square foot office building and a 12,700 square foot 16-unit apartment complex. As of December 31, 1996, the office building was 95% occupied with 28 tenants and the apartment complex was 100% occupied.

     Burbank Executive Center, Burbank, California.  Burbank
Executive Center contains two six-story office buildings totaling
142,900 square feet. As of December 31, 1996, the buildings were 93% occupied with 20 tenants.

     Center Promenade, Ventura, California. Center Promenade is a 174,800 square foot office complex located in Ventura County.
As of December 31, 1996, the complex was 82% occupied with 52 tenants.

     Los Angeles Corporate Center, Monterey Park, California.
L.A. Corporate Center is a 389,300 square foot office complex.
As of December 31, 1996, the complex was 80% occupied with 29 tenants.

     Sumitomo Bank Building, Sherman Oaks, California.  Sumitomo
Bank Building is a 12-story, 110,600 square foot office building.
As of December 31, 1996, the building was 95% occupied with 48 tenants.

     5200 West Century Boulevard, Los Angeles, California. 5200 West Century is a ten-story, 310,900 square foot office building. As of December 31, 1996, the building was 28% occupied. The Company plans to complete approximately $2.0 million of capital improvements to the property.

     10350 Santa Monica Boulevard, Los Angeles, California.
10350 Santa Monica is a 42,300 square foot, three-story office building located adjacent to Century City. As of December 31, 1996, the property was 88% occupied with 16 tenants.

Government Regulation

     Environmental Matters. In the past two years, independent environmental consultants have conducted or updated Phase I Environmental Assessments ("Phase I Assessments") at the Properties. These Phase I Assessments have included, among other things, a visual inspection of the Properties and the surrounding area and a review of relevant state, federal and historical documents. No invasive techniques such as soil or groundwater sampling were performed.

     The Company's Phase I Assessments of the Properties have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations taken as a whole, nor is the Company aware of any such material environmental liability. Nevertheless, it is possible that the Company's Phase I Assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company.

     The Company believes that the Properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic
substances or petroleum products, except as noted above.   The
Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its present Properties, other than as noted above.

     Americans with Disabilities Act. Under the Americans with Disabilities Act, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. The Company believes that the Properties are substantially in compliance with these requirements, which became effective in 1992.

Insurance

     The Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which the Company believes are adequate and appropriate under the circumstances. The Operating Partnership also carries earthquake insurance on all of the Properties. In addition, in light of the California earthquake risk, California building codes since the early 1970's have established construction standards for all newly built and renovated buildings, including office buildings, the current and strictest construction standards having been adopted in 1984. Of the 33 Properties, 15 have been built since January 1, 1985 and the Company believes that all of the Properties were constructed in full compliance with the applicable standards existing at the time of construction.

Employees

     As of December 31, 1996, the Company had 68 full-time employees.

     (d) Foreign Operations.

     The Company does not engage in any foreign operations or derive revenues from foreign sources.

ITEM 2.  PROPERTIES

General
     The Company owns 33 office properties containing approximately 5.4 million rentable square feet. The Properties consist primarily of Class A suburban office properties and individually range from approximately 42,000 to 540,000 rentable square feet. All of the Properties are located in Southern California, with 29 located in suburban Los Angeles County, two in Orange County, one in Ventura County, and one in San Diego County. The Company believes that the Properties have desirable locations with established business communities and are well-maintained. Of the Company's 33 Properties, 26 Properties have been built since 1980 and 14 Properties have been substantially renovated within the last three years. The average age of the buildings is approximately 13 years. The Properties offer an array of various amenities including security, parking, conference facilities, on-site management, food services and health clubs. Management believes that the location, quality of construction and building amenities, as well as the Company's reputation for providing a high level of tenant service, have enabled the Company to attract and retain a diverse tenant base. As of December 31, 1996, the Properties had a weighted average occupancy rate of approximately 85% and were leased to over 780 tenants. As of December 31, 1996, no one tenant represented more than approximately 3% of the aggregate Annualized Base Rent (defined as the monthly contractual base rent under existing leases as of December 31, 1996, multiplied by 12) of the Company's portfolio and only 13 tenants individually represented more than 1% of such Annualized Base Rent.

     The Properties are leased to a variety of local, national and foreign businesses. Leases are typically structured for terms of three, five or 10 years. Most of the Company's leases are full service, gross leases under which tenants typically pay for all real estate taxes and operating expenses above those for an established base year or expense stop. Leases typically contain provisions permitting tenants to renew at prevailing market rates. Under the lease, the landlord is generally responsible for structural repairs. Most leases do not permit early termination; however, certain leases permit the tenant to terminate upon six months' notice after the third year of a five-year lease or the fifth year of a 10-year lease, subject to the tenant's obligation to pay all unamortized tenant improvements and leasing commissions, a penalty of three to six months of additional rent, and any rent concessions provided, depending on the lease terms. Finally, tenants generally pay directly (without regard to a base year or expense stop) for overtime use of air conditioning and for on site monthly employee and visitor parking.

     Although the Company primarily utilizes gross leases (which represented approximately 88% of the total portfolio leased square feet as of December 31, 1996), it also has triple net leases with a number of tenants. In general, the triple net leases require the tenants to pay all real property taxes, insurance and expenses of maintaining the leased space or Property and have renewal and termination provisions similar to those described above.

     The Company's Properties are regionally managed under active central control. All administration (including the formation and implementation of policies and procedures), leasing, capital expenditures and construction decisions are centrally administered at the Company's corporate office. The Company employs asset managers to oversee and direct the day-to-day operations of the Properties, as well as the on-site personnel, which may include a manager, assistant manager and other necessary staff. Asset managers communicate frequently with the Company's corporate offices to implement the Company's policies and procedures.

     The on-site staffing of each Property is dictated by each Property's size, tenant profile, number of tenants and location. The Company contracts with third parties for cleaning services, day porters, engineers and any other personnel necessary to operate each Property.

Properties
     The following table sets forth certain information regarding each of the Properties as of December 31, 1996:

                                                            Percentage
                                                            of Total
                                               Approximate  Portfolio     Percent
                                  Year Built/  Rentable     Rentable      Leased as of
Submarket/Property      Location  Renovated    Square Feet  Square Feet   December 31, 1996
Los Angeles County
Los Angeles West
Beverly Hills/
Century City
  9665 Wilshire         Beverly
                        Hills       1972/92-3   158,684         2.9%         99.3%
  Beverly Atrium        Beverly
                         Hills      1989         61,314         1.1          91.6
  Century Park Center   Los Angeles 1972/94     243,404         4.5          86.1
  10350 Santa Monica    Los Angeles 1979         42,292         0.8          87.6
  10351 Santa Monica    Los Angeles 1984         96,251         1.8         100.0

Westwood/
West Los Angeles
  Westwood Terrace      Los Angeles 1988        135,943         2.5          82.5
  1950 Sawtelle         Los Angeles 1988/95     103,772         1.9          88.9
  2730 Wilshire         Santa
     Boulevard (2)        Monica    1985         55,080         1.2          94.5

Marina Area/
Culver City/LAX
  400 Corporate Pointe  Culver City 1987        164,598         3.0          95.8
  Bristol Plaza         Culver City 1982         84,014         1.5          80.1
  Skyview Center        Los Angeles 1981,87/
                                      95 (3)    391,675         7.2          87.5
  5200 West Century     Los Angeles 1982        310,910         5.7          28.3
  Grand Avenue Plaza    El Segundo  1980         84,500         1.6           0.0

Park Mile/
West Hollywood
  The New Wilshire      Los Angeles 1986        202,704         3.7          81.7

Los Angeles North
Simi/Conejo Valley
  5601 Lindero Canyon   Westlake    1989        105,830         1.9         100.0
  Calabasas Commerce
    Center              Calabasas   1990        123,121         2.3          92.6

West San
Fernando Valley
  Woodland Hills
    Financial Center    Woodland
                          Hills     1972/95     224,955         4.1          88.1

Central San Fernando Valley
  16000 Ventura Blvd.   Encino      1980/96     174,841         3.2          86.6
  Sumitomo Bank         Sherman
    Building              Oaks      1970        110,641         2.0          94.6

East San
Fernando Valley
Tri-Cities
  425 West Broadway     Glendale    1984         71,589         1.3          95.9
  303 Glenoaks          Burbank     1983/96     175,449         3.2          99.0
  70 South Lake         Pasadena    1982/94     100,133         1.8          98.7
  Burbank
    Executive Center    Burbank     1978,83(4)  142,862         2.6          92.5

Los Angeles South
Long Beach
  4811 Airport
    Plaza Drive         Long Beach   1987/95    121,610         2.2         100.0
  4900/10 Airport
    Plaza Drive         Long Beach   1987/95    150,403         2.8         100.0
  5000 Spring           Long Beach   1989/95    163,358         3.0          93.2
  100 West Broadway     Long Beach   1987/96    191,727         3.5          94.9

Cerritos/Norwalk
  12501 East
    Imperial Highway    Norwalk      1978/94    122,175         2.2          97.6

Los Angeles East
Monterey Park
  Los Angeles           Monterey
    Corporate Center     Park        1986       389,293         7.2          79.5

Orange County
West County
  5832 Bolsa Avenue     Huntington
                          Beach      1985        49,355         0.9         100.0

Tri-Freeway Area
  Anaheim City Centre   Anaheim      1986/91    175,391         3.2          94.4

San Diego County
San Diego
  Imperial Bank Tower   San Diego    1982/96     540,413        9.9          86.1

Ventura County
Ventura
Center Promenade        Ventura      1982        174,837        3.2         82.1

Total/
Weighted Average                               5,443,124      100.0%        85.0%

                                                   Percentage of
                                      Annualized   Total Portfolio               Annualized Base
                                      Base Rent    Annualized        Number of   Rent Per
Submarket/Property      Location      (000's)(1)   Base Rent         Leases      Square Foot
Los Angeles County
Los Angeles West
Beverly Hills/
Century City
  9665 Wilshire         Beverly Hills  $  4,908        5.7%               19        $31.15
  Beverly Atrium        Beverly Hills     1,311        1.5                10         23.34
  Century Park Center   Los Angeles       4,507        5.2                81         21.51
  10350 Santa Monica    Los Angeles         623        0.7                16         16.82
  10351 Santa Monica    Los Angeles       1,605        1.9                18         16.68

Westwood/
West Los Angeles
  Westwood Terrace      Los Angeles       2,849        3.3                21         25.41
  1950 Sawtelle         Los Angeles       1,809        2.1                31         19.61
  2730 Wilshire
    Boulevard (2)       Santa Monica      1,083        1.3                28         20.81

Marina Area/
Culver City/LAX
  400 Corporate Pointe  Culver City       3,094        3.6                14         19.63
  Bristol Plaza         Culver City       1,208        1.4                20         17.96
  Skyview Center        Los Angeles       5,612        6.5                51         16.37
  5200 West Century     Los Angeles       1,004        1.2                19         11.40
  Grand Avenue Plaza    El Segundo           --        0.0                --            --

Park Mile/
West Hollywood
  The New Wilshire      Los Angeles       3,428        4.0                29         20.70

Los Angeles North
Simi/Conejo Valley
  5601 Lindero Canyon   Westlake          1,180        1.4                 2         11.15
  Calabasas
    Commerce Center     Calabasas         1,882        2.2                10         16.51

West San
Fernando Valley
  Woodland Hills        Woodland
    Financial Center     Hills            4,427        5.1                60         22.33

Central San
Fernando Valley
  16000 Ventura Blvd.   Encino            2,949        3.4                43         19.48
  Sumitomo Bank         Sherman
    Building              Oaks            2,112        2.5                48         20.19

East San
Fernando Valley/
Tri-Cities
  425 West Broadway     Glendale          1,328        1.5                13         19.35
  303 Glenoaks          Burbank           3,513        4.1                23         20.22
  70 South Lake         Pasadena          1,887        2.2                13         21.75
  Burbank
    Executive Center    Burbank           2,577        3.0                20         19.50

Los Angeles South
Long Beach
  4811 Airport
    Plaza Drive         Long Beach        1,051        1.2                 1          8.64
  4900/10 Airport
    Plaza Drive         Long Beach        1,173        1.4                 1          7.80
  5000 Spring           Long Beach        2,817        3.3                26         18.50
  100 West Broadway     Long Beach        3,639        4.2                24         20.00

Cerritos/Norwalk
  12501 East
    Imperial Highway    Norwalk           2,031        2.4                 5         17.03

Los Angeles East
Monterey Park
  Los Angeles
    Corporate Center    Monterey Park     6,695        7.8                29         21.65

Orange County
West County
5832 Bolsa Avenue       Huntington
                          Beach             659        0.8                 1         13.35

Tri-Freeway Area
  Anaheim City Centre   Anaheim           2,590        3.0                14         15.65

San Diego County
San Diego
  Imperial Bank Tower   San Diego         8,407        9.8                46         18.07

Ventura County
Ventura
  Center Promenade      Ventura           2,023        2.4                52         14.10

Total/Weighted Average                  $85,981      100.0%              788
Weighted Average Rent Per
   Leased Square Foot - All Leases                                                  $18.58
Weighted Average Rent Per Leased
   Square Foot - Gross Leases                                                       $19.55(5)
Weighted Average Rent Per Leased
   Square Foot - Net Leases                                                         $11.52


(1) Annualized Base Rent is calculated as monthly contractual base rent under existing leases as of December 31, 1996 multiplied by 12.
(2) The above amounts for 2730 Wilshire Boulevard exclude the 100% occupied 12,740 square foot 16-unit apartment complex.
(3) Skyview Center consists of two Class A 11- and 12-story office towers completed in 1981 and 1987, respectively.
(4) Burbank Executive Center consists of two Class A six-story office towers completed in 1978 and 1983, respectively.
(5) The weighted average rent per leased square foot is calculated based only on rent which is received from tenants under gross leases, which represent approximately 88% of the total portfolio leased square feet.
     Excluded are 5601 Lindero Canyon, 4811 Airport Plaza Drive, 4900/10
     Airport Plaza Drive, 5832 Bolsa Avenue, 55.6% of leased space at 400
     Corporate Pointe leased to Pepperdine University, and 48.3% of leased space at Calabasas Commerce Center leased to two tenants.

Tenants
     The Company has over 780 leases with tenants which are engaged in a variety of businesses, including financial services, entertainment, health care services, accounting, law, computer technology, education and publishing. The following table sets forth information regarding the Company's leases with its 20 largest tenants based upon Annualized Base Rent as of December 31, 1996:

Tenant Diversification
                                                                                 Percent of
                                                       Percentage                Aggregate
                               Remaining   Aggregate   of Aggregate  Annualized  Portfolio
                     Number of Lease Term  Rentable    Leased        Base Rent   Annualized
                     Leases    in Months   Square Feet Square Feet   ($000s)     Base Rent
State Compensation
  Insurance Fund        1          15        113,513      2.09%      $ 2,620        3.04%
McDonnell Douglas       2         102        272,013      5.00         2,224        2.58
Southern Pacific
  Transport             1          27         83,017      1.53         1,943        2.26
GTE California          2         28,40(1)   113,124      2.08         1,752        2.03
Pepperdine University   1          72         89,752      1.65         1,730        2.01
Logicon, Inc.           1          66         74,174      1.36         1,575        1.83
Imperial Bank
  Realty Co.            2          1,97(2)    59,056      1.08         1,513        1.76
Merrill Lynch           2         12,62(3)    50,338      0.92         1,376        1.60
Earth Technology        1          85         44,122      0.81         1,295        1.50
Latham & Watkins        1          86         56,814      1.04         1,047        1.22
Grey Advertising        3         114         52,553      0.97         1,021        1.19
DiC Entertainment       1          71         51,708      0.95           993        1.15
The Hearst Corporation  1          40         25,731      0.47           932        1.08
NME Hospitals           1          34         24,069      0.44           829        0.96
AT&T                    1          55         46,385      0.85           779        0.90
Gruntal & Company       1           5         15,321      0.28           739        0.86
Intracorp               1          19         54,179      1.00           691        0.80
Xircom, Inc.            1           6         46,321      0.85           673        0.78
Crawford & Company      1          14         20,347      0.37           623        0.72
Candle Corporation      1          69         52,130      0.96           601        0.70
Total/
  Weighted Average     26          58(4)     1,344,667     24.70%     $ 24,956       28.97%

(1) GTE California leases 63,769 and 49,355 rentable square feet with 28 and 40 months remaining, respectively.
(2) Imperial Bank Realty Co. leases 42,676 and 16,380 rentable square feet with 1 and 97 months remaining, respectively.
(3) Merrill Lynch leases 17,883 and 32,455 rentable square feet with 12 and 62 months remaining, respectively.
(4) Weighted average calculation based on aggregate rentable square footage leased by each tenant.

Lease Distributions
     The following table sets forth information relating to the distribution of the Company's leases, based on rentable square feet under lease, as of December 31, 1996:
                                                      Percent of              Percentage
                                                      Aggregate               of Aggregate
                             Percent                  Portfolio   Annualized  Portfolio
Square Feet       Number     of All    Total Leased   Leased      Base Rent   Annualized
Under Lease       of Leases  Leases    Square Feet    Square Feet ($000s)     Base Rent
2,500 or less       405       51.40%     554,919        11.99%    $10,048       11.69%
2,501-5,000         162       20.56      568,091        12.27      10,542       12.26
5,001-7,500          70        8.88      438,269         9.47       8,531        9.92
7,501-10,000         48        6.09      417,293         9.02       8,485        9.87
10,001-20,000        66        8.38      928,485        20.06      18,770       21.83
20,001-40,000        19        2.41      483,477        10.45       9,197       10.70
40,001 +             18        2.28    1,237,656        26.74      20,408       23.73
Total               788      100.00%   4,628,190       100.00%    $85,981      100.00%

Lease Expirations - Portfolio Total
     The following table sets forth a summary schedule of the total lease expirations for the Company's portfolio of Properties for leases in place as of December 31, 1996, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations:

                      Square                    Annualized       Percentage
Year        Number    Footage     Percentage of Base Rent        of Annualized
of Lease    of Leases of Expiring Total Leased  of Expiring      Base Rent of
Expiration  Expiring  Leases      Square Feet   Leases($000s)(2) Expiring Leases
1997(1)       202     631,699        13.65%      $12,841              14.30%
1998          151     639,374        13.81        13,080              14.56
1999          139     741,125        16.01        15,019              16.72
2000          104     464,984        10.05        10,203              11.36
2001           91     515,504        11.14         9,465              10.54
2002           37     680,040        14.69        12,964              14.44
2003           16     155,021         3.35         3,161               3.52
2004           19     227,120         4.91         4,362               4.86
2005           19     433,448         9.37         5,467               6.09
2006            6      97,074         2.10         2,394               2.67
2008            2      17,484         0.38           441               0.49
2010            1       7,404         0.16           179               0.20
2013            1       17,913        0.39           233               0.26
   Total      788   4,628,190       100.00%      $89,809             100.00%

(1)  All month-to-month tenants are assumed to expire during 1997.
(2) Base rent is as of the date of lease expiration, including all fixed contractual base rent increases; increases tied to indices such as the CPI are not included.

Tenant Retention and Expansions
     The Company believes that its relationship with tenants contributes significantly to its success in attracting, expanding and retaining its quality and diverse tenant base. The Company strives to develop and maintain good relationships with tenants through its active management style and by being responsive to individual tenant's needs. The Company services tenants primarily through its on-site, professional management staff. Management believes that tenant satisfaction fosters long-term tenant relationships and creates expansion opportunities, which, in turn, enhance the Company's ability to maintain and increase occupancy rates. The Company's success in this area is demonstrated in part by the number of existing tenants which have re-leased their space, leased additional space to support their expansion needs or moved to other space within the Company's portfolio.

Historical Lease Renewals
     The following table sets forth certain historical information regarding tenants at the Properties who renewed an existing lease at or prior to the expiration of the existing lease:

                                                                Total/
                                                                Weighted
                                                                Average
                               1993     1994     1995   1996    1993-1996
Number of leases expired
  during calendar year           3       28        33    85        149
Number of lease renewals         3       20        21    63        107
Percentage of leases renewed    100%     71%       64%   74%       72%
Aggregate rentable square
  footage of expiring leases   2,870   112,539   99,577 267,328  482,314
Aggregate rentable square
  footage of lease renewals    2,870    92,057   75,213 194,445  364,585
Percentage of expiring rentable
  square footage renewed        100%     82%       76%   73%       76%

Historical Occupancy
     The table below sets forth the weighted average occupancy rates, based on square feet leased, of the Properties owned by the Company at the indicated dates:

                      Approximate Aggregate    Percentage of Rentable
Date                  Rentable Square Feet     Square Feet Occupied
December 31, 1993             529,673                84%
June 30, 1994                 635,503                87%
December 31, 1994           1,129,855                82%
June 30, 1995               1,408,468                84%
December 31, 1995           2,634,057                88%
June 30, 1996               3,547,107                89%
December 31, 1996           5,443,124                85%

ITEM 3.  LEGAL PROCEEDINGS
     The Company is not presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and all of which collectively is not expected to have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
     No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1996.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
     The Company's common stock began trading on the New York Stock Exchange ("NYSE") on October 4, 1996, under the symbol "ARI". On February 7, 1997, the reported closing sale price on the NYSE was $27 and there were approximately 80 holders of record of Common Stock. The following table sets forth the high and low closing sales prices per share of the Common Stock reported on the New York Stock Exchange and the distribution paid by the Company during the period from October 4, 1996 through December 31, 1996.


                                            High      Low    Distribution

December 31, 1996 (from October 4, 1996)  $27 5/8     $22        $.36(1)

(1) The Company paid a distribution of $.36 per share of Common Stock on January 15, 1997, to stockholders of record on December 31, 1996. That distribution was for the period from October 9, 1996 through December 31, 1996 and is approximately equivalent to a quarterly distribution of $.40 and an annual distribution of $1.60.

     Concurrently with the consummation of the Offering and pursuant to the Formation Transactions, the Operating Partnership issued 2,889,071 OP Units to the partners and members of the Arden Predecessors and certain other "accredited" individuals in consideration for their contribution to the Operating Partnership of ownership interests in the Properties. In addition, the Operating Partnership issued 55,805 OP Units as partial consideration in the acquisition of one of the nine additional office properties purchased by the Company subsequent to the Offering. Holders of the OP
Units may redeem part or all of their OP Units for cash, or at the election of the Company, exchange such OP Units for shares of Common Stock on a one-for-one basis. This redemption/exchange right may not be exercised prior to the first anniversary of the consummation of the Offering.

     The issuance of OP Units pursuant to the Formation
Transactions constitutes a private placement of securities which is exempt from the registration requirements of the Securites Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated/combined financial data for Arden Realty,Inc. and the Arden Predecessors and should be read in conjunction with the consolidated/combined financial statements included elsewhere in this Form 10-K.

                                        Arden Realty, Inc. and
                                           Arden Predecessors
                                     (in thousand except share amounts)
                          Arden Realty, Inc.                    Arden Predecessors
                          For the period       For the period         For the Years Ended
                          October 9, 1996 to   January 1, 1996 to     December 31,
                          December 31, 1996    October 8, 1996       1995     1994    1993     1992
Operating Data:
Revenue:
   Rental                         $ 17,041          $  32,287     $  8,832   $ 5,157   $3,034
   Tenant reimbursements               803              2,031          403       217       35
   Parking, net of expenses          1,215              3,692          751       382      279
   Other                               513              2,455        1,707       796      314  $ 324
      Total revenue                 19,572             40,465       11,693     6,552    3,662    324
Expenses:
   Property expenses                 6,005             14,224        3,340     2,191    1,480     --
   General and administrative          753              1,758        1,377       689      386    471
   Interest                          1,280             24,521        5,537     1,673      646      9
   Depreciation and amortization     3,108              5,264        1,898     1,143      499      2
      Total expenses                11,146             45,767       12,152     5,696    3,011    482
Equity in net (loss) income of
   noncombined entities                 --               (336)        (116)      201        4     --
Income (loss) before minority
   interests and extraordinary
   items                             8,426             (5,638)        (575)    1,057      655   (158)
Minority interests' share of loss
  (income) of Arden Predecessors        --                721           (1)        1       --     --
Minority interests in
  operating partnership               (993)                --            --       --       --     --
Income (loss) before
   extraordinary items               7,433             (4,917)         (576)   1,058      655   (158)
Extraordinary (loss) gain on
  early extinguishment of debt,
  net of minority interests' share (13,105)             1,877            --         --     --     --
Net (loss) income                 $ (5,672)         $  (3,040)      $  (576)   $ 1,058  $ 655  $(158)

Net (loss) income per common
  share:
   Income before extraordinary item   $ .34
   Extraordinary item -
      loss on early
      extinguishment of debt           (.60)
   Net loss per common share          $(.26)
Weighted average common
   shares outstanding              21,679,500

Cash dividends declared                $.36

                                          December 31,
                                         1996         1995
Balance Sheet Data:
Commercial office properties -
   net of accumulated depreciation   $ 529,568         $ 160,874
Total assets                           551,256           182,379
Mortgage loans payable and
   unsecured lines of credit           155,000           168,451
Total liabilities                      173,612           174,163
Minority interests                      45,667               100
Total Stockholders' equity/
   Owners' equity                      331,977             8,116

                        Arden Realty, Inc. and
                          Arden Predecessors
  (in thousands, expect share data, percentages and number of Properties)

                             Arden Realty, Inc.                      Arden Predecessors
                             For the Period      For the Period                   For the
                             October 9, 1996 to  January 1, 1996 to         Year Ended December31,
                             December 31, 1996   October 8, 1996        1995      1994     1993     1992
Other Data:
Funds from Operations (1):
   Income (loss) before
     minority interests and
     extraordinary items           $ 8,426            $ (5,638)      $  (575)  $ 1,057   $  655   $ (158)
   Depreciation and
     amortization                    3,108               5,264          1,898    1,143      499        2
  Funds from Operations             11,534                (374)         1,323    2,200    1,154     (156)
Company's Share
  Percentage                          88.2%
  Company's share of Funds
  from Operations                   10,173                (374)         1,323    2,200    1,154      (156)
Cash flows from operating
  activities                         8,665               5,221          2,830      834    1,186      (258)
Cash flows from investing
  activities                      (164,763)           (119,083)      (123,358) (17,921) (25,965)       --
Cash flows from financing
  activities                       163,730             122,074        120,707   16,845   25,632       250
Number of Properties
  owned at period end                   33                  22             17        8        3        --
Gross rentable square feet
  of Properties owned at end
  of period                          5,443               3,739          2,634    1,130      530        --
Occupancy of Properties
  owned at end of period                85%                 88%            88%      82%      84%       --


(1)  The White Paper on Funds from Operations approved by the Board of
     Governors of the National Association of Real Estate Investment Trusts
     ("NAREIT") in March 1995 (the "White Paper") defines Funds from
     Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.
     Management considers Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes Funds from Operations in accordance with standards established by the White Paper which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performances or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

Overview
     The following discussion should be read in conjunction with the historical consolidated financial statements of the Company and the combined financial statements of the Arden Predecessors and related notes thereto included elsewhere in this Form 10-K.

     The Arden Predecessors were engaged in the ownership, management, operation, and leasing of commercial office properties located in Southern California. On October 9, 1996, following completion of the Offering and the related formation transactions (the "Formation Transactions"), the Company owned 24 properties and succeeded the Arden Predecessors' real estate business.

     The Company owns all of its interests in the Properties through its investment in the Operating Partnership. At December
31, 1996 the Company's portfolio of real estate properties included 33 office properties containing approximately 5.4 million square feet.

     During the period from October 9, 1996 to December 31, 1996, the Company acquired nine office properties, encompassing approximately 1.4 million square feet. Through these acquisitions and the Formation Transactions involving the Arden
Predecessors, the Company increased total assets to $551.3 million, including real estate assets of $529.6 million (net of accumulated depreciation) at December 31, 1996.

     Income is derived primarily from rental revenue (including tenant reimbursements) and parking revenue from commercial office properties, and to a lesser extent, from the management of certain properties owned by third parties. As a result of the Company's and the Arden Predecessors' aggressive acquisition program, the financial data shows significant increases in total revenue from year to year, largely attributable to the acquisitions made during 1996, and the benefit of a full period of effective rental and other revenue for properties acquired in 1995. For the foregoing reasons, management does not believe the year to year financial data are comparable.

     The Company expects that the more significant part of its revenue growth in the next one to two years will come from additional acquisitions rather than from occupancy and market rent increases in its current portfolio. On the other hand, the Company believes that if the Southern California office rental market continues to improve, then rental rate increases will become a more substantial part of its revenue.

Results of Operations

     Comparison of the year ended December 31, 1996 to the year ended December 31, 1995. During 1996 the Company and the Arden
Predecessors purchased 16 properties resulting in an increase in real estate investments of approximately $266 million.

     The Company's management believes that in order for a meaningful analysis of the financial statements to be made, certain transactions which occurred in 1996 should be considered in a manner which makes each accounting period comparable.
Accordingly, the revenue and expenses for the noncombined entities for the year ended December 31, 1995 and the period from January 1, 1996 to October 8, 1996 have been included as though they were combined, with intercompany management fees relating to the noncombined entities of $704,000 and $831,000 eliminated in 1996 and 1995, respectively, in the following discussion. The following section discusses the results of operations, as adjusted and in thousands.

Year ended December 31, 1996 Compared to Year ended December 31, 1995

                                 Year Ended December 31,
                                 1996              1995
Revenue
   Rental                        $ 62,156      $  24,442
   Tenant reimbursements            3,076            822
   Parking, net of expense          5,753          1,665
   Other                            2,621          1,653
     Total revenues                73,606         25,582

Expenses
   Repairs and maintenance          6,446          3,235
   Utilities                        7,054          3,076
   Real estate taxes                3,741          1,590
   Insurance                        3,049            626
   Ground rent                        994            152
   Marketing and other              4,292          1,588
     Total property expenses       25,576         10,267
   General and administrative       2,512          1,404
   Interest                        33,157         13,780
   Depreciation and amortization   11,078          4,346
     Total expenses               $72,323        $29,797

     Rental revenue increased by $37.7 million or 154% for the year ended December 31, 1996 compared to the year ended December 31, 1995. The increase in rental revenue resulted principally from a full year of rental revenue from properties acquired during 1995, six of which were acquired after June 30, 1995, and rental revenue from properties acquired during 1996. Rental revenue from the properties acquired in 1995 increased to $23.2 million for the year ended December 31, 1996, representing a full year of rental revenue, from $5.4 million in the prior period. Rental revenue associated with properties acquired in 1996 added an additional $19.7 million to rental revenue for the year ended December 31, 1996.

     Tenant reimbursements and other revenue increased by $3.2 million or 130% for the year ended December 31, 1996, compared to the year ended December 31, 1995. The increase in tenant reimbursements and other revenue resulted principally from a full year of tenant reimbursements from properties acquired during 1995 and tenant reimbursements from properties acquired during 1996. Tenant reimbursements from properties acquired in 1995 added an additional $1.1 million for the year ended December 31, 1996, representing a full year of tenant reimbursements. Tenant reimbursements associated with the properties acquired in 1996 added an additional $1.3 million to revenue during the year ended December 31, 1996. Other revenue, consisting primarily of management fees from third-party owned properties, increased by 20% for the year ended December 31, 1996 compared to the prior year.

     Parking revenue increased by $4.1 million or 246% for the year ended December 31, 1996 compared to the year ended December 31, 1995. The increase resulted principally from a full year of parking revenue from properties acquired during 1995 and parking revenue from properties acquired during 1996. Parking revenue from the properties acquired in 1995 increased to $ 3.4 million for the year ended December 31, 1996, representing a full year of parking revenue, from $586,000 in the prior year. Parking revenue associated with the properties acquired in 1996 added an additional $1.2 million to parking revenue during the year ended December 31, 1996.

     The following is a comparison of certain expenses for the years ended December 31, 1996 and December 31, 1995:

                                Year Ended December 31,   Dollar      Percent
                                  1996           1995     Change      Change
Certain expenses:
  Repairs and maintenance    $   6,446      $   3,235   $  3,211        99%
  Utilities                      7,054          3,076      3,978        129%
  Real estate taxes              3,741          1,590      2,151        135%
  Insurance                      3,049            626      2,423        387%
  Ground rent                      994            152        842        554%
  Marketing and other            4,292          1,588      2,704        170%
    Total certain expenses    $ 25,576       $ 10,267    $15,309      1,474%

     For the year ended December 31, 1996 and 1995, total certain expenses were $25.6 million, or 39% of rental revenue and tenant reimbursements, and $10.3 million or 41% of rental revenue and tenant reimbursements, respectively. The increase in total certain expenses is primarily attributable to the properties acquired during 1995 and 1996 and the expenses associated with the absorption of vacant rentable space. The increase in total certain expenses from the year ended December 31, 1995 to the year ended December 31, 1996 resulting from the properties acquired during 1996 was approximately $8.1 million. In addition, total certain expenses increased by $7.4 million as a result of a full year of operations for the properties acquired in 1995, and increase in occupancy at the properties owned at both December 31, 1996 and 1995.

     General and administrative expenses increased by $1.1 million or 82% for the year ended December 31, 1996 compared to the year ended December 31, 1995. However, general and administrative expenses during 1996 fell to 3.4% of total revenue compared to 5.5% of total revenue during 1995, due to the economies of scale associated with adding additional properties.

     Interest expense includes interest at the contractual current pay rate of the mortgage loans, amortization of the loan fees paid at origination, and accrual of additional interest due upon the retirement of the debt. Interest expense for the year ended December 31, 1996 was approximately $33.2 million, including interest payable upon the retirement of certain mortgage loans. Interest expense increased by approximately $19.4 million or 141% for the year ended December 31, 1996 compared to the year ended December 31, 1995, primarily as a result of the increase in mortgage loans payable to fund the acquisitions that occurred during 1995 and 1996. The interest expense associated with the mortgage loans originated during 1996 prior to the Offering was approximately $9.1 million. In addition, the year ended December 31, 1996 included interest expense for properties acquired during calendar year 1995, which increased interest expense by approximately $10.4 million.

     Depreciation and amortization increased by $6.7 million or 155% primarily due to 1995 and 1996 acquisitions.

The following is a comparison of property operating data for the properties ("Same Store Properties") that were owned for the entire twelve months ended December 31, 1996 and December 31, 1995:

                                            December 31,
                                        1996         1995
     Revenue:
      Rental                        $19,264,000    $18,893,000
      Tenant reimbursements             553,000        662,000
      Parking                         1,102,000      1,081,000
      Other                             524,000        863,000
         Total revenue              $21,442,000    $21,499,000

     Expenses:
      Property operating, taxes,
         insurance, and ground rent $  7,493,000   $7,548,000

     Rental revenues increased slightly during 1996 compared to 1995 primarily due to an increase in occupancy. Tenant reimbursements decreased by $109,000 during 1996 compared to 1995, primarily resulting from a reset in the base year for leases that were renewed or retenanted. For the twelve months ended December 31, 1996, parking income increased by $21,000 over the same period in 1995. Other income decreased by $339,000 in 1996 compared to 1995 due to non-recurring lease buyout income earned in 1995. Property operating expenses, taxes, insurance, and ground rent, decreased slightly in 1996 compared to the prior year primarily due to the economies of scale that the Company achieved by owning a larger portfolio of properties.

     In connection with the Offering, the Company repaid all of the Arden Predecessors' mortgage debt. These repayments resulted in (i) an extraordinary gain to the Arden Predecessors of $1,877,000 relating to a partial forgiveness of debt by one lender, and (ii) an extraordinary loss to the Company of $14,857,000 ($13,105,000, net of minority interest) relating to additional interest and unamortized loan fees.

     Comparison of the year ended December 31, 1995 to the year ended December 31, 1994. During 1995, the Arden Predecessors purchased seven properties resulting in an increase in commercial office properties of approximately $126 million.

     Rental revenue increased by $3.7 million or 71% for the year ended December 31, 1995 compared to the year ended December 31, 1994. The increase in rental revenue resulted principally from a full year of rental revenue from the property acquired in 1994 and partial year rental revenue from properties acquired in 1995. Rental revenue from the 1994 acquisition property increased to $1.2 million for the year ended December 31, 1995, representing a full year of rental revenue, from $977,000 for such property in the prior year. Rental revenue associated with the properties acquired in 1995 added an additional approximate $3.2 million to rental revenue in 1995.

     Tenant reimbursements and other revenue increased by $1.1 million or 108% for the year ended December 31, 1995 compared to the year ended December 31, 1994. Other revenue increased by $911,000, primarily representing management fees from third-party owned properties. The increase in tenant reimbursements and other revenue resulted principally from a full year of tenant reimbursements form the property acquired during 1994 and partial year tenant reimbursements from properties acquired during 1995 as well as the addition of one new third-party property management agreement during 1995. Tenant reimbursements from the calendar year 1994 acquisition property increased to $239,000 for the year ended December 31, 1995, representing a full year of tenant reimbursements, from $182,000 in the prior year. Tenant reimbursements associated with the 1995 acquisition properties added an additional $150,000 to tenant reimbursements during the year ended December 31, 1995.

     Parking revenue increased by $368,000 or 96% for the year ended December 31, 1995 compared to the year ended December 31, 1994. the increase resulted principally from a full year of parking revenue from the property acquired during 1994 and partial year parking revenue from properties acquired during 1995. Parking revenue associated with the properties acquired in 1995 added an additional $319,000 to parking revenue during the year ended December 31, 1995.

     At December 31, 1994 the Arden Predecessors held non-controlling investments in various entities, the noncombined entities, which own commercial office properties. During 1995, the Arden Predecessors made an investment in an additional entity which owns commercial office properties. These entities are accounted for in the financial statements of the Arden Predecessors using the equity method. Equity in net income of noncombined entities decreased by $317,000 for the year ended December 31, 1995 compared to the year ended December 31, 1994. This 273% decrease is due principally to significant tenant losses in the 1995 investment.

The following is a comparison of certain expenses of the Arden
Predecessors for the years ended December 31, 1995 and December
31, 1994:

                                 December 31,    Dollar       Percent
                              1995        1994   Change        Change
Certain Expenses:
  Repairs and maintenance   $1,027      $  901   $  126           14%
   Utilities                   953         581      372           64%
   Real estate taxes           502         272      230           85%
Insurance                      279          50      229          458%
   Ground rent                  19          --       19           --
   Marketing and other         560         387      173           45%
     Total certain expenses $3,340      $2,191   $1,149           52%

     Total certain expenses were $3.3 million, or 36% of rental revenue and tenant reimbursements, and $2.2 million, or 41% of rental revenue and tenant reimbursements, for the years ended December 31, 1995 and December 31, 1994, respectively. The increase in total certain expenses is primarily attributable to a full year of operations for the property acquired in 1994, the partial year of operations for the properties acquired in 1995, and the expenses associated with the absorption of vacant rentable space across the portfolio. The increase in total certain expenses from 1994 to 1995 resulting from the 1995 acquisitions was approximately $1.4 million. In addition, total certain expenses increased by $44,000 for the year ended December 31, 1995 as a result of a full year of operations for the property acquired in 1994, and the above-described increase in occupancy at the properties owned at both December 31, 1994 and 1995.

     General and administrative expenses increased by $688,000 or 100% for the year ended December 31, 1995, compared to the year ended December 31, 1994, primarily due to additional employees required to manage the increased portfolio of properties.
General and administrative expenses as a percentage of total revenue was 12% and 11% during 1995 and 1994, respectively.

     Interest expense includes interest at the contractual current pay rate of the mortgage loans, amortization of the loan fees paid at origination, and accrual of additional interest due upon the retirement of the debt. Interest expense for the year ended December 31, 1995 was approximately $5.5 million, including interest payable of $2.5 million upon the retirement of certain mortgage loans. Interest expense increased by $3.9 million, or 231% for the year ended December 31,1 995 compared to the year ended December 31, 1994 primarily as a result of the increase in mortgage loans incurred to fund the 1995 acquisitions. The interest expense associated with the 1995 mortgage loans was $2.7 million. In addition, 1995 included a full year of interest expense for a debt incurred to acquire the property in 1994, which increased interest expense by approximately $466,000.

     Depreciation and amortization increased by $755,000 or 66% primarily due to the 1995 acquisitions and the full year effect of the 1994 acquisition.

     As a result of the foregoing, the Arden Predecessors had a net loss of $576,000 for the year ended December 31, 1995 compared to net income of $1.1 million for the year ended
December 31, 1994.

     The following is a comparison of the property operating data for the properties that were owned for the entire year ended
December 31, 1994 and December 31, 1995:

                                               December 31,
                                              1995        1994
     Revenue:
        Rental                          $4,417,000  $4,180,000
        Tenant reimbursements               15,000      36,000
        Parking                            431,000     382,000
        Other                              152,000     108,000
           Total revenue                $5,015,000  $4,706,000

     Expenses:
        Property operating, taxes,
           insurance, and ground
           rent                         $1,724,000  $1,985,000

     For the year ended December 31, 1995, occupancy increased from 84% at December 31, 1994 to 92% at December 31,1995 and substantially all of the revenue increase was due to this occupancy increase. Property operating expenses, taxes, insurance, and ground rent, decreased by $261,000 for the year ended December 31, 1995 over the prior year due to the economies of scale that the Company obtained by owning a larger portfolio of properties. The Company was able to allocate its personnel among more of its properties and obtain certain discounts by utilizing its greater purchasing power.

Liquidity and Capital Resources

     Mortgage Financing. The Company has a mortgage loan (the "Mortgage Financing") in the amount of $104 million with an affiliate of Lehman Brothers. The Mortgage Financing dated October 9, 1996 matures on September 30, 1997 and bears interest at a floating rate equal to LIBOR plus 1.50% on or before March 31, 1997 and LIBOR plus 2.00% for any subsequent period through maturity. The proceeds of the Mortgage Financing were used primarily to refinance a portion of the Company's existing mortgage indebtedness. The Mortgage Financing is non-recourse and secured by fully cross-collateralized and cross-defaulted first mortgage liens on nine of the Properties. The Mortgage Financing requires monthly payments of interest only, with all principal due at maturity.

     The Company intends to refinance the Mortgage Financing through an offering of commercial mortgage-backed securities (the "CMBS Offering") to be made by a financing subsidiary which the Company intends to form for that purpose in an amount of approximately $175 million with a term of seven years. The CMBS Offering is expected to bear interest at a floating rate based on LIBOR plus a fixed spread. Effective January 2, 1997, the Company entered into interest rate floor and cap transactions with a notional amount of $155 million. The Company entered into these agreements to convert floating rate liabilities to fixed rate liabilities. These agreements fix the LIBOR portion of the interest rate at 6.6% through March 2004. The CMBS Offering is expected to require monthly payments of interest only with all principal due in a balloon payment at maturity. The Company expects to pursue the CMBS Offering during 1997, although there can be no assurance that the Company will complete a CMBS Offering.

     Credit Facility. The Company has one line of credit, with a total commitment of $150,000,000 (the "Credit Facility") from a group of banks led by Wells Fargo (the "Lenders"). The Company may borrow $75,000,000 on an unsecured basis with the remainder to be secured by real property. The aggregate outstanding balance was $51,000,000 (unsecured) at December 31, 1996. The
Credit Facility accrues interest at LIBOR plus 1.5% for secured borrowings, and LIBOR plus 1.75% for unsecured borrowings. The Credit Facility is scheduled to mature on January 1, 1999, subject to a one-year extension at the request of the Company and certain conditions. The undisbursed portion at December 31, 1996 was $99,000,000. The Credit Facility was used, among other things, to finance the acquisition of properties, provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes.

     Lenders must approve the properties securing the facility and qualifying properties which are included in the unencumbered pool. The Credit Facility is subject to customary conditions to closing and borrowing, and contain representations and warranties and defaults customary in REIT financings. The Credit Facility also contains financial covenants, including requirements for a minimum tangible net worth, maximum liabilities to asset values, and minimum interest, unsecured interest and fixed charge coverage ratios (all calculated as defined in the Credit Facility) and requirements to maintain a pool of unencumbered properties approved by the lenders and meeting certain defined characteristics. The Credit Facility also contains restrictions on, among other things, indebtedness, investments, distributions, liens, and mergers, and will require Richard Ziman to maintain certain ownership interests and management roles in the Company.

     Analysis of Liquidity and Capital Resources. The total market capitalization of the Company, based upon the market price of the issued and outstanding shares of Common Stock and OP Units (assuming all OP Units are exchanged for shares of Common Stock) at December 31, 1996 and the outstanding debt of approximately $155 million at December 31, 1996, is approximately $833.7 million. As a result, the Company's debt to total market capitalization ratio at December 31, 1996 is approximately 18.6%. The undispersed portion of the Credit Facility combined with this low-leveraged capital structure should enhance the Company's ability to take advantage of acquisition opportunities as well as provide, if necessary, working capital for funding commitments to construct tenant leasehold improvements and payment of leasing commissions associated with new leasing activity.

     The Mortgage Financing matures in 1997. Since the Company anticipates that none of the principal of its mortgage indebtedness will be amortized prior to maturity and the Company will not have sufficient funds on hand to repay such indebtedness at maturity, it will be necessary for the Company to refinance such debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or additional equity offerings. The Company currently expects to refinance the Mortgage Financing through the CMBS Offering.

     Amounts accumulated for distribution will be invested by the Company primarily in short-term investments that are collateralized by securities of the United States government or any of its agencies, high-grade commercial paper and bank deposits.

     The Company expects to continue meeting its short-term liquidity requirements generally through its working capital and net cash provided by operating activities. The Company believes that its net cash provided by operating activities. will continue to be sufficient to allow the Company to make any distributions necessary to enable the Company to continue qualify as a REIT. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

     The Company expects to meet certain long-term liquidity requirements such as property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company also expects to use the remaining funds available under the Credit Facility to fund acquisitions, development activities and capital improvements on an interim basis.

Cash Flows

     Comparison for the year Ended December 31, 1996 to the year ended December 31, 1995. In October 1996 the Company completed the Offering of 18,847,500 shares of its Common Stock at $20 per share.
In addition, the underwriters exercised their overallotment option and accordingly, the Company issued an additional 2,827,000 shares of Common Stock. Net proceeds to the Company, after underwriting discounts and other offering costs were approximately $397 million. In conjunction with the Formation Transactions, certain investors contributing interest in properties and or property partnerships received OP Units. An OP
Unit and a share of the Common Stock have essentially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership.
Holders of OP Units will have the opportunity beginning on the first anniversary of the consummation of the Offering to have their OP Units redeemed for cash equal to the fair market value thereof at the time of redemption or, at the election of the Company, exchanged for shares of Common Stock on a one-for-one basis.
Each time an OP Unit is redeemed, the Company's percentage interest in the Operating Partnership will be proportionately increased.

     The Company used the proceeds from the Offering (i) to repay certain mortgage indebtedness on the Properties in the amount of approximately $370 million (including payment of additional interest and other related expenses); (ii) to acquire certain real estate properties for approximately $33 million; and (iii) to pay approximately $26.8 million in exchange for partnership assets.

     During the period October 9, 1996 to December 31, 1996 the Company purchased an additional nine office properties. These acquisitions were partially financed with the Company's Mortgage Financing and Credit Facility. The outstanding balances at December 31, 1996 were $104 and $51 million, respectively. In connection with the purchase at one of the properties the Company issued 55,805 OP Units as partial consideration in the transaction.

     Comparison for the Year Ended December 31, 1995 to the Year Ended December 31, 1994. The increase in cash and cash equivalents of $179,000 from December 31, 1994 to December 31, 1995 is due to the excess of cash provided by operating and financing activities over cash used in investing activities. Net cash provided by operating activities increased by $2.0 million from $.8 million to $2.8 million primarily due to the additional cash flow generated by the increase in the number of Properties owned. Net cash used in investing activities increased by $105.5 million from $17.9 million to $123.4 million primarily due to an increase in the amount of real estate assets purchased during 1995 compared to 1994. Net cash provided by financing activities increased by $103.9 million from $16.8 million to $120.7 million due to proceeds received on mortgage notes offset in part by increases in mortgage loans repaid and restricted cash.

Inflation
     Substantially all of the office leases provide for separate escalations of real estate taxes and operating expenses over a
base amount.   In addition, many of the office leases provide for
fixed base rent increases or indexed escalations (based on the CPI or other measures). The Company believes that inflationary increases in expenses will be offset by the expense reimbursements and contractual rent increases described above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

                            PART III

     Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held in May 1997 (the "Proxy Statement") and the information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information contained in the section captioned "Proposal
I; Election of Directors" of the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
     The information contained in the section captioned
"Executive Compensation" of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The information contained in the section captioned
"Principal and Management Stockholders" of the Proxy Statement for the 1997 annual meeting of stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information contained in the section captioned "Certain
Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
(a) (1 and 2) Financial Statements and Schedules

     The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

                                                       Page
     ARDEN REALTY, INC. AND THE ARDEN PREDECESSORS
          Report of Independent Auditors.
          Consolidated Balance Sheet as of December 31, 1996 and
             Combined Balance Sheet as of December 31, 1995. Consolidated Statement of Operations for the period from
             October 9, 1996 to December 31, 1996 and Combined Statements of Operations for the period January 1, 1996 to October 8, 1996 and for the years ended
             December 31, 1995 and 1994.
          Consolidated Statement of Stockholders' Equity for the period from October 9, 1996 to December 31, 1996 and Combined Statements of Owners' Equity for the period from January 1, 1996 to October 8, 1996 and for the years ended December 31, 1995 and 1994.
          Consolidated Statement of Cash Flows for the period from October 9, 1996 to December 31, 1996 and Combined Statements of Cash Flows for the period January 1, 1996 to October 8, 1996 and for the years ended December 31, 1995 and 1994.
          Notes to Financial Statements
          Schedule III - Commercial Office Properties and Accumulated
                         Depreciation

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.
(3) Exhibits

Exhibit
Number    Description

3.1 Amended and Restated Articles of Incorporation as filed as an exhibit to Registration Statement on Form S-11
          (No. 333-8163) and incorporated by reference

3.2 By-Laws of Registrant as filed as an exhibit to Registration Statement on Form S-11 (No. 333-8163) and incorporated herein by reference

3.3 Specimen of certificate representing shares of Common Stock as filed as an exhibit to Registration Statement on Form S-11 (No. 333-8163) and incorporated herein by reference

10.1 Amended and Restated Agreement of Limited Partnership of the Operating Partnership as filed as an exhibit to Registration Statement on Form S-11 (No. 333-8163) and incorporated herein by reference

10.2 1996 Stock Option and Incentive Plan as filed as an exhibit to Registration Statement on Form S-11 (No. 333-8163) and incorporated herein by reference

10.3 Form of Officers and Directors Indemnification Agreement as filed as an exhibit to Registration Statement on Form S-11
         (No. 333-8163) and incorporated herein by reference

10.4 Employment Agreement between the Company and Mr. Ziman as filed as an exhibit to Registration Statement on Form S-11 (No. 333-8163) and incorporated herein by reference

10.5 Employment Agreement between the Company and Mr. Coleman as filed as an exhibit to Registration Statement on Form S-11 (No. 333-8163) and incorporated herein by reference

10.6 Employment Sgreement between the Company and Ms. Laing as filed as an exhibit to Registration Statement on Form S-11 (No. 333-8163) and incorporated herein by reference

10.7 Miscellaneous Rights Agreement among the Company, the Operating Partnership, NAMIZ, Inc. and Mr. Ziman as filed as an exhibit to Registration Statement on Form S-11 (No. 333-8163) and incorporated herein by reference

11.1     Computation of Fully-Diluted Earnings Per Share

21.1 Subsidiary of Registrant as filed as an exhibit to Registration Statement on Form S-11 (No. 333-8163) and incorporated herein by reference

27       Financial Data Schedule


(b) Reports on Form 8-K

     On November 27, 1996, the Company filed a report on Form 8-K relating to the acquisition of certain real estate properties. On December 17, 1996, the Company filed a report on Form 8-K relating to the acquisition of certain real estate properties. The Company filed the required financial statements and information under cover of Form 8-K/A on February 11, 1997.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 11, 1997.

                              ARDEN REALTY, INC.


                              By: /s/ Richard S. Ziman
                                    Richard S. Ziman
                                    Chairman of the Board
                                     and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                     Title                            Date


/s/ Richard S. Ziman     Chairman of the Board,
                         Chief Executive Officer and    February 11, 1997
Richard S. Ziman         Director



/s/ Victor J. Coleman   President, Chief Operating
                        Officer and Director            February 11, 1997
Victor J. Coleman



/s/ Diana M. Laing     Chief Financial Officer and
                       Secretary                        February 11, 1997
Diana M. Laing



                       Director                         February 11, 1997
Carl D. Covitz



                       Director                         February 11, 1997
Larry Flax



/s/ Arthur Gilbert     Director                         February 11, 1997
Arthur Gilbert



/s/ Steven C. Good     Director                          February 11, 1997
Steven C. Good


/s/ Kenneth B. Roath   Director                          February 11, 1997
Kenneth B. Roath

                 Report of Independent Auditors

Board of Directors and Stockholders
Arden Realty, Inc.

     We have audited the accompanying consolidated balance sheet of Arden Realty, Inc. and the combined balance sheet of the Arden Predecessors as of December 31, 1996 and 1995, respectively, and the related consolidated statements of operations, stockholders' equity, and cash flows of Arden Realty, Inc. for the period from October 9, 1996 (commencement of operations) to December 31, 1996 and the related combined statements of operations, owners' equity and cash flows of the Arden Predecessors for the period January 1, 1996 to October 8, 1996 and for the years ended December 31, 1995 and 1994. We have also audited the financial statement schedule listed in the index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the management of Arden Realty, Inc. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arden Realty, Inc. and the combined financial position of the Arden Predecessors at December 31, 1996 and 1995, respectively, and the consolidated results of operations and cash flows of Arden Realty, Inc. for the period October 9, 1996 to December 31, 1996 and the combined results of operations and cash flows of the Arden Predecessors for the period January 1, 1996 to October 8, 1996 and for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.



                              Ernst & Young LLP


Los Angeles, California
January 31, 1997


          Arden Realty, Inc. Consolidated Balance Sheet
                               and
            Arden Predecessors Combined Balance Sheet
               (In thousands, except share amounts)

                                 Arden Realty, Inc.   Arden Predecessors
                                 December 31, 1996    December 31, 1995
Assets
Commercial Office Properties:
   Land                               $ 116,513          $  24,193
   Buildings and improvements           417,970            138,171
   Tenant improvements                   12,224              1,806
                                        546,707            164,170
   Less: accumulated depreciation       (17,139)            (3,296)
                                        529,568            160,874
Cash and cash equivalents                 7,632                790
Restricted cash                              --             12,249
Rent and other receivables                2,293              1,095
Deferred rent                             6,069              1,778
Prepaid financing and leasing costs,
  net of accumulated amortization of
  $859, and $421, respectively            4,013              1,359
Prepaid expenses and other assets         1,681              1,071
Investments in noncombined entities          --              3,163
     Total assets                     $ 551,256          $ 182,379

Liabilities
Mortgage loans payable                $ 104,000          $ 167,638
Unsecured lines of credit                51,000                813
Accounts payable and accrued expenses     6,178              3,398
Deferred interest                            --                884
Security deposits                         3,590              1,430
Dividends payable                         7,805                 --
Distributions payable                     1,039                 --
   Total liabilities                    173,612            174,163

Minority interests in Operating
   Partnership                           45,667                --
Minority interests in combined entities      --               100

Stockholders' Equity/Owners' Equity
Preferred stock, $.01 par value,
  20,000,000 shares authorized,
  none issued                               --                 --
Common stock, $.01 par value, 100,000,000
  shares authorized, 21,679,500 issued
   and outstanding                         217                 --
Additional paid-in capital             337,432                 --
Accumulated deficit                     (5,672)                --
Owners equity                               --              8,116
   Total stockholders' equity/
      owners' equity                   331,977              8,116

   Total liabilities and stockholders'
     equity/owners' equity           $ 551,256          $ 182,379

                     See accompanying notes.

     Arden Realty, Inc. Consolidated Statement of Operations
                               and
      Arden Predecessors Combined Statements of Operations
               (in thousands except share amounts)

                                  Arden Realty Inc.                 Arden Predecessors
                                  for the period      for the period       for the
                                  October 9, 1996 to  January  1, 1996 to  Years ended December 31,
                                  December 31, 1996   October 8, 1996      1995        1994
Revenues
  Revenues from rental operations:
       Rental                        $ 17,041              $ 32,287       $ 8,832     $ 5,157
       Tenant reimbursements              803                 2,031           403         217
       Parking, net of expenses         1,215                 3,692           751         382
       Other rental operations            375                 1,125           250         111
                                       19,434                39,135        10,236       5,867
    Other income                          138                 1,330         1,457         685
        Total revenues                 19,572                40,465        11,693       6,552

Expenses
  Property expenses:
      Repairs and maintenance           1,980                 3,092         1,027         901
      Utilities                         1,844                 3,456           953         581
      Real estate taxes                 1,033                 2,031           502         272
      Insurance                           290                 2,460           279          50
      Ground rent                          78                   806            19          --
      Marketing and other                 780                 2,379           560         387
         Total property expenses        6,005                14,224         3,340       2,191
    General and administrative            753                 1,758         1,377         689
    Interest                            1,280                24,521         5,537       1,673
    Depreciation and amortization       3,108                 5,264         1,898       1,143
       Total expenses                  11,146                45,767        12,152       5,696

Equity in net  (loss) income
   of noncombined entities                 --                  (336)         (116)        201
Income (loss) before minority
   interests and extraordinary items    8,426                (5,638)         (575)      1,057
Minority interests' share of loss
  (income) of Arden Predecessors           --                   721            (1)          1
Minority interests in operating
   partnership                           (993)                   --            --          --
Income (loss) before
   extraordinary items                  7,433                (4,917)         (576)       1,058
Extraordinary (loss) gain on early
  extinguishment of debt, net of
  minority interests' share of
  $1,798 for the period October 9, 1996
  to December 31, 1996                (13,105)                1,877            --          --
Net (loss) income                   $  (5,672)              $(3,040)    $    (576)     $ 1,058

Net (loss) income per common share:
   Income before
     extraordinary item             $     .34                    --            --          --
   Extraordinary loss on early
     extinguishment of debt              (.60)                   --            --          --
   Net loss per common share        $    (.26)                   --            --          --

Weighted average common
    shares outstanding             21,679,500                    --            --          --

                      See accompanying notes.

                       Arden Realty, Inc.
         Consolidated Statement of Stockholders' Equity
              (in thousands, except share amounts)

                                                         Additional               Total
                                         Common Stock    Paid-in    Accumulated   Stockholders'
                                       Shares   Amounts  Capital    Deficit       Equity
Balance at October 8, 1996                100
  Retirement of originally
    issued shares                        (100)
  Common stock bonus to
    certain employees                   5,000
  Sale of common stock
   net of offering costs of
   $36,181                         21,674,500    $ 217    $397,092                $397,309
  Distributions paid to
   Arden Predecessors                      --       --     (16,554)                (16,554)
  Allocation of minority
    interests in
    operating partnership                  --       --     (35,301)                (35,301)
  Net loss                                 --       --          --     $ (5,672)    (5,672)
  Dividends declared and payable           --       --      (7,805)          --     (7,805)
Balance at December 31, 1996       21,679,500    $ 217   $  337,432    $ (5,672)  $331,977


                       Arden Predecessors
              Combined Statements of Owners' Equity
                         (in thousands)
                                 Owners' Equity

Balance at December 31, 1993         $     2,722
  Owners' contributions                    9,452
  Owners' distributions                   (1,389)
  Net Income                               1,058
Balance at December 31, 1994              11,843
  Owners' contributions                    7,427
  Owners' distributions                  (10,578)
  Net (loss)                               ( 576)
Balance at December 31, 1995               8,116
  Owners' contributions                    2,923
  Owners' distributions                   (2,309)
  Net (loss) for the period
    January 1, to October 8, 1996         (3,040)
Balance at October 8, 1996            $    5,690

                     See accompanying notes.

          Arden Realty, Inc. Consolidated Statement of Cash Flows
                                    and
           Arden Predecessors Combined Statements of Cash Flows
                              (in thousands)

                                          Arden Realty, Inc.             Arden Predecessors
                                          For the period         For the period      For the Years ended
                                          October 9, 1996        January 1, 1996     December 31,
                                          to December 31, 1996   to October 8, 1996    1995      1994
OPERATING ACTIVITIES:
Net (loss) income                                 $ (5,672)           $   (3,040)     $ (576)  $ 1,058
Adjustments to reconcile net
  income (loss) to net cash provided
  by operating activities:
  Extraordinary loss (gain) on early
    extinguishment of debt                          13,105                (1,877)         --        --
  Minority interests in operating
    partnership                                        993                    --          --        --
  Equity in net loss (income) of
    noncombined entities                                --                   336         116      (201)
  (Loss) income allocable to
    minority interests of Arden
    Predecessors                                        --                  (721)          1        (1)
  Depreciation and amortization                      3,108                 5,264       1,898     1,143
  Amortization of loan costs
    and fees                                             8                   202         211        21
  Decrease (increase) in rents and
    other receivables                                  557                (1,866)     (1,074)      198
  Increase in deferred rent                           (618)               (1,735)       (672)     (746)
  Increase in prepaid financing
    and leasing costs                               (1,201)               (1,243)       (633)     (582)
  Decrease (increase) in prepaid
    expenses and other assets                          499                (1,136)       (947)     (428)
  (Decrease) increase in accounts
    payable and accrued expenses                    (2,911)                2,883       2,501       267
  Increase in deferred interest                         --                 7,607         884        --
  Increase in security deposits                        797                   547       1,121       105
Net cash provided by operating
  activities                                         8,665                 5,221       2,830       834

INVESTING ACTIVITIES:
Acquisitions and improvements to
  commercial office properties                    (164,763)             (119,083)   (127,663)  (10,622)
Decrease (increase) in investments
  in noncombined entities                               --                    --       4,305    (7,299)
Net cash used in investing activities             (164,763)             (119,083)   (123,358)  (17,921)

FINANCING ACTIVITIES:
Cash from contributed net assets                    23,707                    --          --        --
Distributions to Arden Predecessors
  in exchange for partnership assets               (16,554)                   --          --        --
Proceeds from mortgage loans                       104,000               120,485     142,501     8,139
Repayment of mortgage loans                       (368,471)               (5,051)     (7,060)       --
Proceeds from unsecured
  lines of credit                                   51,000                 5,188       3,310     1,240
Repayments of unsecured
  lines of credit                                   (3,737)               (2,264)     (3,244)     (791)
Payments of additional interest                    (23,524)                   --          --        --
Proceeds from issuance of
  common stock net of
  offering costs                                   397,309                    --          --        --
Decrease (increase) in
  restricted cash                                       --                 2,166     (11,649)       94
Contributions from
  minority interests                                    --                 1,000          --       100
Distributions to minority interests                     --                   (64)         --        --
Owners' contributions                                   --                 2,923       7,427     9,452
Owners' distributions                                   --                (2,309)    (10,578)   (1,389)
Net cash provided by
  financing activities                              163,730              122,074     120,707    16,845
Net increase (decrease) in cash and
  cash equivalents                                    7,632                8,212         179      (242)
Cash and cash equivalents
  at beginning of period                                 --                  790         611       853
Cash and cash equivalents at end
  of period                                        $  7,632             $  9,002    $    790   $   611
SUPPLEMENTAL
DISCLOSURE OF CASH
  FLOW INFORMATION:
Cash paid during the period for
interest, net of interest capitalized              $  3,130             $ 15,719    $  4,022   $ 1,547



                    See accompanying notes.

                       Arden Realty, Inc.
                               and
                       Arden Predecessors
                  Notes to Financial Statements

1.  Description of Business and Significant Accounting Policies

Description of Business
     Arden Realty, Inc. (the "Company"), through its controlling interest in Arden Realty Limited Partnership (the "Operating Partnership"), is engaged in the ownership, acquisition, management, renovation, operation, and leasing of commercial office properties (collectively, the "Properties") located in Southern California. The Company was formed in 1996 to continue and expand the real estate business of Arden Realty Group, Inc. and a group of affiliated entities (the "Arden Predecessors").

Organization and Formation of the Company
     The Company was incorporated in Maryland in May 1996. On October 9, 1996, the Company completed an initial public offering ("the Offering") of 18,847,500 shares of $.01 par value common stock. The Offering price was $20.00 per share resulting in gross proceeds of $376,950,000. Also on October 9, 1996, the underwriters exercised their over allotment option and, accordingly, the Company issued an additional 2,827,000 shares of common stock and received gross proceeds of $56,540,000. The aggregate proceeds to the Company, net of underwriters' discount, advisory fee and offering costs aggregating $36,181,000, were approximately $397,309,000.

     Concurrently with the consummation of the Offering, the Company and the Operating Partnership, together with the partners and members of the Arden Predecessors (collectively, the "Participants"), engaged in certain formation transactions (the
"Formation Transactions") as follows:

     Pursuant to separate option agreements (the "Option Agreements"), the Company acquired for cash from certain Participants the interests owned by such Participants in certain of the Arden Predecessors and in certain of the Properties. The Company paid approximately $26.8 million from the net proceeds of the Offering for such interests, which represented 31.7% of the ownership interests in the Properties acquired by the Company.

     The Company contributed (i) the interests in the Arden Predecessors and in the properties acquired pursuant to the Option Agreements and (ii) the net proceeds from the Offering (after payment of the cash consideration to certain Participants as described above) to the Operating Partnership in exchange for an 88.2% general partner interest in the Operating Partnership, representing the sole general partnership interest.

     Pursuant to separate contribution agreements (the "Contribution Agreements"), the following additional contributions were made by Participants to the Operating Partnership in exchange for limited partner interests in the Operating Partnership ("OP Units"): (i) the remaining interests in the Arden Predecessors and in certain of the Properties (i.e., all interests not acquired by the Company pursuant to the Option Agreements) and (ii) certain assets, including management contracts relating to certain of the Properties and the contract rights to purchase two properties (303 Glenoaks and 12501 East Imperial Highway). The Participants making such contributions (a total of seven individuals and entities including Arden Realty Group, Inc., Richard Ziman, Victor Coleman, and Arthur Gilbert), received an aggregate of 2,889,071 OP Units, with a value of approximately $57.8 million based on the initial public offering price of the common stock.

     The Company, through the Operating Partnership, borrowed $57 million aggregate principal amount under a one year interim loan (the "Mortgage Financing") which is non-recourse to the Company and the Operating Partnership and secured by cross-collateralized and cross-defaulted first mortgage liens on nine of the Properties.

     Approximately $33 million of the net proceeds of the Offering were used by the Operating Partnership to purchase two properties, 303 Glenoaks and 12501 East Imperial
     Highway.

     The Company used a portion of the proceeds of the Offering and the Mortgage Financing to repay approximately $370 million of mortgage debt secured by the Properties and indebtedness outstanding under lines of credit assumed by the Operating Partnership in the Formation Transactions.

The transfer of the Properties and operating interests of affiliates of the Company to the Operating Partnership for cash or OP Units has been accounted for at the historical cost of those interests, similar to a pooling of interests. All transfers by nonaffiliates have been accounted for at the fair value of the OP Units issued or cash consideration paid.

2.   Basis of Presentation and Summary of Other Significant
Accounting Policies

Arden Realty, Inc.
     The accompanying consolidated financial statements of Arden
Realty, Inc. include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

     The minority interests at December 31, 1996 represent a limited partnership interest in the Operating Partnership of approximately 12%.

Arden Predecessors
     The Arden Predecessors were not a legal entity but rather a combination of partnerships and an affiliated real estate management corporation. The properties and entities were all managed by Messrs. Ziman and Coleman. In those instances where the financial interests held by Messrs. Ziman, Coleman, Gilbert and their affiliates were also controlling interests, the entities have been combined in the accompanying financial statements. Minority interests have been recorded for those entities that the affiliated Participants control but were not wholly-owned. Where controlling interests were not held by these affiliated Participants, or the Predecessor did not have unilateral right to refinance the debt on the property, the entities were accounted for as investments in noncombined entities utilizing the equity method of accounting.

Risks and Uncertainties
     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Commercial Office Properties and Furniture, Fixtures and
Equipment
     The properties are recorded at cost less accumulated depreciation. If impairment conditions exist, the Company makes an assessment of the recoverability of the carrying amounts of the Properties by estimating the future undiscounted cash flows, excluding interest charges. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. Any long-lived assets to be disposed of are to be valued at estimated fair value less costs to sell. Based on such periodic assessments, no impairments have been determined and, therefore, no real estate carrying amounts have been adjusted by the Company or the Arden Predecessors.

     Repairs and maintenance are expensed as incurred.
Replacements and betterments in excess of $500 are capitalized and depreciated over their estimated useful lives.

     Depreciation is calculated using the straight-line method and forty year lives for buildings and ten year lives for building improvements. Amortization of tenant improvements is calculated using the straight-line method over the term of the related lease.

Cash Equivalents
     Cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired.

Restricted Cash
     Restricted cash consisted of cash held as collateral to provide credit enhancement for certain mortgage loans payable and cash reserves for capital expenditures, tenant improvements, security deposits and property taxes. Upon completion of the formation transactions, all restricted cash was released.

Prepaid Costs
     Prepaid leasing costs are amortized on a straight-line basis over the term of the related lease.

     Fees and costs incurred in obtaining long-term financing are amortized over the terms of the related loan agreements.

Revenue Recognition
     Minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, is recognized on a straight-line basis over the term of the related lease. Amounts expected to be received in later years are included in deferred rents. Property operating cost reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs are recognized in the period the expenses are incurred.

Stock Options
     The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for employee stock options. In accordance with FASB No. 123, "Accounting for Stock Based Compensation", the Company has elected to provide the required footnote disclosures (see Note 13).

Income Taxes
     Prior to October 9, 1996 the combined and noncombined entities that made up the Arden Predecessors consisted of a Subchapter S corporation, limited liability companies and partnerships. Taxable income for such entities is recorded on the separate tax returns of the membership unit holders and individual partners and, accordingly, no provision for income taxes was recorded in the accompanying financial statements of the Arden Predecessors.

     The Company generally will not be subject to federal income taxes as long as it qualifies as a real estate investment trust ("REIT"). A REIT will generally not be subject to federal income taxation on that portion of income that qualifies as REIT taxable income and to the extent that it distributes such taxable income to its stockholders and complies with certain requirements. As a REIT, the Company is allowed to reduce taxable income by all or a portion of distributions to stockholders and must distribute at least 95% of its taxable income to qualify as a REIT. As dividends have eliminated taxable income, no Federal income tax provision has been reflected in the accompanying consolidated financial statements. State income tax requirements are essentially the equivalent of the Federal rules.

     During 1996, the Company declared a dividend of $.36 per share, payable to record owners of the shares on December 31, 1996. For Federal income tax purposes, $.28 per share was reported to shareholders as ordinary income for 1996. The remaining $.08 per share will be reported to shareholders in 1997.

Per Share Data
     Net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Primary earnings per common share are based upon the weighted average number of such shares outstanding and the assumed equivalent shares outstanding during the period. The assumed exercise of outstanding stock options, using the treasury stock method, is not materially dilutive and such amounts are not presented. The conversion of OP Units into common stock (see
Note 5) would have no effect on per share amounts as the OP Units share proportionately with the common stock shares in the results of the Operating Partnership.

Reclassifications
     Certain prior year amounts have been reclassified in order to conform to the current year presentation.

3.  Commercial Office Properties
     The Company and the Arden Predecessors capitalize interest and taxes related to buildings under construction and renovation, including tenant improvements, to the extent such assets qualify for capitalization. Total interest capitalized was $57,000, $8,000, and $265,000 for the period October 9, 1996 to December 31, 1996 and the years ended December 31, 1995, and 1994, respectively.

Nine of the commercial office properties are encumbered by the $104,000,000 mortgage loan (Note 5)

     Office space in the properties is generally leased to tenants under lease terms which provide for the tenants to pay for increases in operating expenses in excess of specified amounts.

     Noncancelable operating leases with tenants expire on various dates through 2013. The future minimum lease payments to be received under leases existing as of December 31, 1996, are as follows:

          1997       $79,279,000
          1998        67,629,000
          1999        56,086,000
          2000        42,927,000
          2001        33,273,000
          Thereafter  61,262,000

     The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

     Arden Realty, Inc. leases the land underlying either the office buildings and/or parking structures of five of its buildings.

     Future minimum ground lease payments due under existing ground leases are as follows:

          1997       $  1,440,000
          1998          1,440,000
          1999          1,506,000
          2000          1,130,000
          2001          1,093,000
          Thereafter   59,214,000

4.  Investments in Noncombined Entities
     The Company's affiliates did not own controlling financial interests in certain of the Arden Predecessors. These investments were accounted for utilizing the equity method of accounting. Under such accounting method, the net equity investment of the Company's affiliates was reflected on the combined balance sheets, and the combined statements of operations included the affiliates' share of net income or loss from the entities. Subsequent to the offering, the Company acquired the nonaffiliated Participants' interests and accordingly, consolidates the accounts of these properties. The affiliates' ownership interest in each entity was as follows:

                                                    Affiliates'
          Entity                                     Ownership %

          Bristol Encino Associates, LLC               20.9%
          222 Harbor Associates, LLC                   26.3%
          Beverly Ventura Associates, L.P.             50.0%
          5000 Spring Associates Tenancy in Common     77.5%

     Although the Company's affiliates owned a 77.5% interest in 5000 Spring Associates Tenancy-in-Common, they did not have unilateral right to refinance the property. As a result, this investment was accounted for utilizing equity accounting.

     Condensed combined balance sheets and operating information is presented below for all noncombined entities.

    Condensed Combined Balance Sheets of Noncombined Entities
                         (In thousands)

                                         December 31,
                                                1995
Assets:
   Land                                    $  16,229
   Buildings and Improvements                 75,376
   Tenant Improvements                         2,957
                                              94,562
   Less: Accumulated Depreciation             (3,354)
                                              91,208
   Other assets                                7,220
      Total assets                         $  98,428

Liabilities and owners' equity:
   Mortgage loans payable                  $  85,545
   Other liabilities                           3,248
   Predecessors' equity                        3,163
   Other owners' equity                        6,472
      Total liabilities and owners' equity $  98,428

   Condensed Combined Statements of Operations of Noncombined
                            Entities
                         (in thousands)

                                  Period
                                  January 1, 1996     Years Ended December 31,
                                  to October 8, 1996        1995        1994

Revenue                           $  14,274             $ 17,720    $  7,736
Expenses:
   Property operating expenses        6,053                7,758       3,331
   Interest                           7,356                8,243       3,436
   Depreciation and amortization      2,705                2,475       1,041
      Total expenses                 16,114               18,476       7,808
      Net (loss) income           $  (1,840)            $   (756)    $   (72)

     In 1994, the noncombined entities incurred losses totaling
$466,000 on Beverly Atrium and Woodland Hills Financial Center as a result of an earthquake in Los Angeles County, California.
This amount is included in property operating expenses.

     The significant accounting policies used by the noncombined entities are similar to those used by the Arden Predecessors.

Mortgage Loans Payable of Noncombined Entities
     Mortgage loans payable consisted of six loans collateralized by various properties, bearing interest based on various indices plus a specified margin. One of the loans required additional interest of $434,000 or approximately 2% of the original principal balance. In connection with the Offering, the Company repaid all of its mortgage debt, including the amounts payable by the noncombined entities.

5.  Mortgage Loans Payable
     The Company has a mortgage loan due to Lehman Capital, a division of Lehman Brothers Holdings Inc. ("Lehman"), for $104,000,000 dated October 9, 1996. The loan is secured by nine fully cross-collateralized and cross-defaulted first trust deeds on real property bearing interest at LIBOR plus 1.5% on or before March 31, 1997 and LIBOR plus 2.0% for any subsequent period through maturity. Interest only payments are to be made monthly and all principal and unpaid interest is due on September 30, 1997.

     The LIBOR rate was 5.6% and 5.7% at December 31, 1996 and
1995, respectively.

     The Arden Predecessors had two mortgage loans totaling $142,200,000, at December 31, 1995 and two totaling $120,260,000 incurred subsequent to December 31, 1995. These loans were payable to Lehman and were secured by fourteen first deeds of trust and one second deed of trust, bearing interest at LIBOR plus 5.5% and 4.5%, respectively. The loan agreements required additional interest of $21,875,000 (Tier I Additional Interest) which was due to increase the day after the first anniversary date of the loans by $5,129,000 (Tier II Additional Interest). One of the loans provided for additional interest of $5,129,000 to accrue after the second anniversary of the loan (Tier III Additional Interest).

     The Arden Predecessors had a mortgage loan due to banks totaling $25,438,000, dated March 1, 1993. The loan was secured by a first trust deed on real property, bearing interest, at the option of the Arden Predecessors, at LIBOR plus a margin of 1.0%, the treasury rate plus a margin of 1.75%, or the Prime Rate plus 0.25%. Interest only payments were due monthly, and monthly payments of principal began March 1, 1996.

     In connection with the Offering, the Company repaid all of the Arden Predecessor's mortgage debt. These repayments resulted in: (i) an extraordinary gain to the Arden Predecessors of $1,877,000 relating to a partial forgiveness of debt by one lender negotiated by the Arden Predecessors in anticipation of the Offering; and (ii) an extraordinary loss to the Company of $14,857,000 ($13,105,000, net of minority interests) relating to the payments of the unamortized portions of the Tier I additional interest and unamortized loan fees.

     Effective January 2, 1997, the Company entered into interest rate floor and cap transactions with a notional amount of $155,000,000. The Company has entered into these agreements to convert floating rate liabilities to fixed rate liabilities. The agreements fix the LIBOR portion of the interest rate on the Company's variable rate debt at 6.6% through March 2004. The Company does not hold or issue the interest rate floor and cap agreements for trading purposes. The Company is exposed to possible credit risk if the counterparties fail to perform, however, this risk is minimized by entering into the agreements with significant financial institutions.

6.  Unsecured Lines of Credit
     The Company has a line of credit, with a total commitment of $150,000,000 from a group of banks led by Wells Fargo. The Company may borrow $75,000,000 on an unsecured basis with the remainder to be secured by real property. The aggregate outstanding balance was $51,000,000 (unsecured) at December 31, 1996. The line accrues interest at LIBOR plus 1.5% for secured borrowings, and LIBOR plus 1.75% for unsecured borrowings. The line is scheduled to mature on January 1, 1999, subject to a one-year extension at the request of the Company and if certain conditions are met. The undisbursed portion at December 31, 1996 was $99,000,000.

     The Arden Predecessors had three unsecured lines of credit, with a total commitment of $2,713,000, from two domestic banks. The aggregate outstanding balance was $813,000 at December 31, 1995. The loans accrued interest at the Prime Rate. These loans were repaid in connection with the Offering.

7.  Stockholders' Equity
     An OP Unit and a share of common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operation Partnership. Beginning on the first anniversary of the consummation of the Offering, OP Units may be redeemed for cash or, at the election of the Company, for shares of common stock on a one-for-one basis.

8.  Fair Value of Financial Instruments
     The following disclosures of estimated fair value of financial instruments at December 31, 1996 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Cash equivalents, accounts payable, the line of credit and other financial instruments are carried at amounts which reasonably approximate their fair value amounts.

     The mortgage note payable of the Company has an estimated aggregate fair value which approximates its carrying value.
Estimated fair value is based on interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

     The mortgage loans payable of the Arden Predecessors as of December 31, 1995 consisted primarily of mortgage loans with loan to value ratios in excess of conforming loans generally offered by financial institutions. These loans provided for variable indexed rates and, in most cases, significant additional interest due at maturity. Accordingly, management believed it was not practical to determine fair values due to the lack of availability of current market information on terms, including information on appropriate discount rates for computing discounted cash flows, of similar financial instruments. Other than the mortgage loans payable, the carrying amounts of financial instruments approximated their fair values.

9.  Non-Cash Investing and Financing Activities
     Additional supplemental disclosures of non-cash investing and financing activities for the period from October 9, 1996 to December 31, 1996 are as follows:

     (1) The following summarizes the net assets contributed in exchange for 2,889,071 OP Units:

     ASSETS:
     Commercial office properties, net         $ 366,324,000
     Cash and cash equivalents                    23,707,000
     Rents and other receivables                   2,850,000
     Deferred rent  receivable                     5,451,000
     Prepaid financing and leasing costs, net      3,841,000
     Prepaid expenses and other assets             2,157,000
        Total assets                           $ 404,330,000

     LIABILITIES:
     Notes payable - affiliates                $ 368,471,000
     Mortgages and notes payable                   3,737,000
     Unsecured lines of credit                     9,089,000
     Accrued expenses and other liabilities        9,505,000
     Deferred interest deposits                    2,794,000
        Total liabilities                        393,596,000
     Owners' equity contributed                 $ 10,734,000

     (2) The Company purchased a 310,910 square foot multi-tenant office building for $9,962,000 of cash and the issuance of 55,805 OP Units valued at $1,430,000.

10.  Commitments and Contingencies

Office Rent Expense
     The Company leases office space for its corporate offices. The future minimum rental payments due under the terms of the lease are $123,000 for each of the next three years and $62,000 in the final year. The lease expires June 30, 2000. The Company has the right to renew the lease for two, one-year terms prior to expiration of the initial lease terms, and may cancel the lease at any time with 90 days' notice.

Litigation
     Management does not believe there is any litigation threatened against the Company or the Arden Predecessors other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance and all of which is not expected to have a material adverse effect on the consolidated financial statements of the Company or the combined financial statements of the Arden Predecessors.

Concentration of Credit Risk
     The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.
Management believes that the risk is not significant.

11.  Related Party Transactions
     Included in other income are management fees of $95,000, and $213,000 for 1995 and 1994, respectively, from various affiliated partnerships.

12.  Property Acquisitions
     In February 1996, the Arden Predecessors acquired four office buildings totaling 913,000 square feet for a purchase price of $93.0 million. The buildings are located in Beverly Hills, Culver City, Huntington Beach, and San Diego, California. The purchase was financed by mortgage loan from Lehman which was repaid in connection with the Offering (see Note 5).

     In July 1996, the Predecessors acquired a 192,000 square feet building located in Long Beach, California for $19.8 million. The purchase was financed by a mortgage loan from Lehman which was repaid in connection with the Offering (see Note
5).


     In conjunction with the Offering in October 1996, the Company acquired two buildings totaling 298,000 square feet for $34.7 million. The buildings are located in Burbank and Norwalk, California and were purchased with proceeds from the Offering.

     In October 1996, the Company purchased a 96,300 square foot building located in Los Angeles, California for $11.0 million.
The purchase was financed with proceeds from the Mortgage
Financing.

     In November 1996, the Company completed a series of transactions to acquire three office properties, including an 84,500 square foot building located in El Segundo, California for $3.5 million, two office buildings totaling 142,900 square feet located in Burbank, California for $13.0 million, and a project located in Santa Monica, California comprised of a 55,100 square foot office and 12,700 square foot 16 unit apartment complex for $9.5 million. All three acquisitions were funded with proceeds from the Mortgage Financing.

     In December 1996, the Company completed a series of transactions to acquire five office properties. The acquisitions included:

                                     Purchase Price
            Square Feet              Location (in millions)
            174,800    Ventura, CA            $11.6
            389,300    Monterey Park, CA       42.0
            110,600    Sherman Oaks, CA        12.8
            310,900    Los Angeles, CA         11.4
             42,300    Los Angeles, CA          4.3

     These Acquisitions were funded with proceeds from the Mortgage Financing, draws from the unsecured Line of Credit, and the issuance of 55,805 OP Units.

13.  Stock Option Plan

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee and directors stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of employee and director stock options granted by the Company equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company established a stock option plan for the purpose of attracting and retaining executive officers, directors and other key employees. As of December 31, 1996, 1,500,000 of the Company's authorized shares have been reserved for issuance under such plan and options to purchase an aggregate of 905,000 shares were granted on October 4, 1996 at an exercise price equal to the Offering price of $20.00 per share. A total of 865,000 of the options will vest in three equal annual installments and 40,000 will vest in four equal annual installments from the grant date.

     On December 2, 1996, and December 27, 1996, 10,000 and 15,000 options, respectively, were granted at exercise prices equal to $24.38 and $26.63, respectively (the market prices at the date of grant). All of the holders of these options have a ten year period to exercise and all options vest in three equal annual installments from the respective grant dates.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996: Risk-free interest rate of 6.7%; dividend yield 5.8%; volatility factor of the expected market price of the Company's common stock of .23; and a weighted average expected life of the option of ten years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and directors stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands except for earnings per share information):


                                              1996
          Pro forma income
             before extraordinary items      $ 7,189
          Extraordinary loss on early
             extinguishment of debt          (13,105)
          Net loss                           $ 5,916
          Pro forma net income
             before extraordinary items
             per share                       $   .33
          Extraordinary loss on early
             extinguishment of debt             (.60)
          Pro forma net loss                 $  (.27)



     A summary of the Company's stock option activity, and related information for the year ended December 31, 1996 follows:

                                  Options     Weighted-Average
                                    (000)       Exercise Price
Outstanding, beginning of period
Granted                             930           $ 20.15
Exercised                            --                --
Forfeited                            --                --
Outstanding, December 31, 1996      930           $ 20.15
Exercisable at end of year           --                --
Weighted-average fair value
   options granted               $ 3.40

     Exercise prices for options outstanding as of December 31, 1996 ranged from $20.00 to $26.63. the weighted average remaining contractual life of those options is 9.8 years.

14.  Pro Forma Condensed Combined Statement of Operations (Unaudited)

     The unaudited pro forma condensed combined statements of operations for the year ended December 31, 1996 is presented as if the Offering, the Formation Transactions, and the acquisitions of the Properties acquired during 1996 prior to the Offering (the "1996 Acquired Properties"), the acquisition of properties at the time of the Offering of (the "Acquisition") and the acquisition of the nine properties acquired subsequent to the Offering had all occurred at the beginning of the year.

     The pro forma condensed combined statement of operations are not necessarily indicative of what the Company's results of operations would have been assuming the completion of the Formation Transactions, the Offering, and acquisitions at the beginning of the period indicated, nor does it purport to project the Company's results of operations for any future period.

                               Arden Realty, Inc.
              Pro Forma Condensed Combined Statement of Operations
                      For the year ended December 31, 1996
                                   (Unaudited)
                      (in thousands except per share data)
                                                (A)
                                                Equity in
                                                Net loss of                      (C)
                     Arden        Arden         Noncombined      (B)          Pre-Acquisition  (D)
                     Realty, Inc. Predecessors  Entities     Pro Forma Prior  Period for       Pre-Acquisition
                     October 9,   January 1,    January 1,   to Acquisition   Properties       Period for
                     1996 to      1996 to       1996 to      1996             Acquired         Acquisitions
                     December 31, October 8,    October 8,   Acquired         at the time of   Subsequent to
                        1996         1996          1996      Properties       the Offering     the Offering     Total
Revenues
Revenues from
  rental operations:
  Rental               $ 17,041     $32,287     $ 12,828       $3,923          $3,367           $15,805        $85,251
  Tenant reimbursements     803       2,031          243          258              88               387          3,810
  Parking,
     net of expenses      1,215       3,692          846          308             195               658          6,914
  Other rental operations   375       1,125          357          144             142               320          2,463
                         19,434      39,135       14,274        4,633           3,792            17,170         98,438
Other income                138       1,330           --           --              --                --          1,468
   Total revenue         19,572      40,465      104,274        4,633           3,792            17,170         99,906

Expenses
Property expenses         6,005      14,224        6,053        1,489           1,534             8,426         37,731
General and
  administrative            753       1,758           --           --              --                --          2,511
Interest                  1,280      24,521        7,356           --              --                --          3,157
Depreciation and
  amortization            3,108       5,264        2,705           --              --                --         11,077
   Total expenses        11,146      45,767       16,114        1,489           1,534             8,426         84,476

Equity in net (loss) of
  noncombined entities       --        (336)         336           --              --                --             --
Income (loss) before
  minority interests and
  extraordinary items     8,426      (5,638)      (1,504)       3,144           2,258             8,744        15,430
Minority interests         (993)        721         (721)          --              --                --          (993)
Income (loss) before
  extraordinary items     7,433      (4,917)      (2,225)       3,144           2,258             8,744        14,437
Extraordinary (loss)
  gain on early
  extinguishment of
  debt, net of minority
  interests share       (13,105)      1,877             --          --             --                 --      (11,228)
Net loss               $ (5,672)    $(3,040        $(2,225)      $3,144         $2,258           $8,744      $  3,209

Weighted average
  common shares
  outstanding before
  conversion of
  OP Units           21,679,500
Net (loss) income
  per common share       $( .26)

                                   Pro Forma                Arden Realty, Inc.
                                   Adjustments                  Pro Forma
Revenues
Revenues from rental operations:
  Rental                             $    64  (E)                 $ 85,315
  Tenant reimbursements                   --                         3,810
  Parking, net of expenses                --                         6,914
  Other rental operations                 --                         2,463
                                          64                        98,502
Other income                          (1,253) (F)                      215
   Total revenue                      (1,189)                       98,717

Expenses
Property expense                         108  (G)                   37,839
General and administrative             1,289  (H)                    3,800
Interest                             (22,632) (I)                   10,525
Depreciation and amortization          2,693  (J)                   13,770
   Total expenses                    (18,542)                       65,934

Equity in net (loss)
of noncombined  entities                  --                           --
Income (loss) before minority
  interests and extraordinary items   17,353                        32,783
Minority interests                    (2,928) (K)                   (3,921)
Income (loss) before extraordinary
  items                               14,425                        28,862
Extraordinary (loss) gain on early
  extinguishment of debt, net of
  minority interests share            11,228 (L)                        --
Net income                           $25,653                        $28,862

Weighted average common shares
  outstanding before conversion of OP Units                      21,679,500
Net (loss) income per common share                                    $1.33

(A)  To account for Arden Predecessor entities on a post-offering consolidated basis.
(B)  To record the pre-offering historical activity of 1996 Acquired Properties as defined in the Offering prospectus.
(C)  To record the pre-offering historical activity of the Acquisition
     Properties as defined in the Offering prospectus.
(D)  To record the pre-acquisition combined financial activity of the following acquisitions subsequent to the Offering:
     Property                     Acquisition Date
     10351 Santa Monica Blvd.      October 1996
     2730 Wilshire Boulevard       November 1996
     Burbank Executive Center      November 1996
     Grand Avenue Plaza            November 1996
     Los Angeles Corporate Center  December 1996
     Sumitomo Bank Building        December 1996
     5200 W. Century Blvd.         December 1996
     Center Promenade              December 1996
     10350 Santa Monica            December 1996

(E)  Increase in rental revenue to adjust the 1996 Acquired Properties and the
     Acquisition Properties for straightline rental revenue.
(F)  Decrease in other income to eliminate non-recurring construction fees which would not have been realized by the Company and certain management fees that will not be earned.
(G)  Increase in property general and administrative expense related to additional property payroll costs relating to the 1996 Acquired Properties and the Acquisition Properties.
(H)  Increase in general and administrative expenses related to expected level of operations as a public real estate investment trust.
(I)  Decrease in interest expense:
     Decrease in interest expense due to repayment of mortgage loans         $(31,877)
     Increase in interest expense related to the new mortgage loan and line of credit with an interest rate of LIBOR plus 1.5% and LIBOR
       plus 1.75%, respectively, due in one year, net of amounts capitalized    9,050
     Increase in amortization of finance costs related to the line of credit      195
     Net decrease in interest expense                                        $(22,632)
(J)  Increase in depreciation expense:
     Increase in depreciation expense to reflect a full year of depreciation for the 1996 Acquired Properties, the Acquisition Properties and
        acquisitions subsequent to the Offering, utilizing a 40 year useful
       life for buildings and a ten year useful life for improvements        $  2,563
     Increase in depreciation due to the fair value of consideration paid in excess of book value of interests in properties acquired from
        nonaffiliates                                                             130
                                                                             $  2,693

(K)  To reflect adjustment for minority interest of 12% in the Operating
     Partnership.

                               ARDEN REALTY, INC.
                                  SCHEDULE III

            COMMERCIAL OFFICE PROPERTIES AND ACCUMULATED DEPRECIATION

                                December 31, 1996
                     (In thousands, except square foot data)


                                                                             Costs Capitalized
                                                                                Subsequent to
                                       Initial Costs         Step-Up of Basis    Acquisition          Total Costs
                           Square            Buildings and         Buildings and                          Buildings and
Property Name              Footage     Land  Improvements   Land  Improvements   Improvements(2)   Land   Improvements       Total
Century Park Center         243,404  $ 7,189   $ 16,742         --        --         $  4,935     $ 7,189   $ 21,677       $28,866
Beverly Atrium               61,314    4,127     11,513     $  117     $  328             637       4,244     12,478        16,722
Woodland Hills              224,955    6,566     14,754        365        880           2,005       6,931     17,639        24,570
222 South Harbor            175,391      515     11,199         94      2,075           1,029         609     14,303        14,912
425 West Broadway            71,589    1,500      4,436        305        918             292       1,805      5,646         7,451
1950 Sawtelle               103,772    1,988      7,263         --         --             443       1,988      7,706         9,694
Bristol Plaza                84,014    1,820      3,380        257        485             310       2,077      4,175         6,252
16000 Ventura               174,841    1,700     17,189        185      1,929           1,021       1,885     20,139        22,024
5000 East Spring            163,358       --     11,658         --        424           1,502          --     13,584        13,584
70 South Lake               100,133    1,360      9,097         --         --             170       1,360      9,267        10,627
Westwood Terrace            135,943    2,103     16,850         --         --             240       2,103     17,090        19,193
Westlake - 5601 Lindero     105,830    2,577      6,067         --         --           1,561       2,577      7,628        10,205
The New Wilshire            202,704    1,200     19,902         --         --             819       1,200     20,721        21,921
Calabasas Commerce Center   123,121    1,262      9,725         --         --              11       1,262      9,736        10,998
Long Beach - DF&G           272,013       --     14,452         --         --              23          --     14,475        14,475
Skyview Center              391,675    6,514     33,701         --         --           1,221       6,514     34,922        41,436
400 Corporate Point         164,598    3,382     17,527         75        390             351       3,457     18,268        21,725
5832 Bolsa                   49,355      690      3,526         15         80              95         705      3,701         4,406
9665 Wilshire               158,684    6,697     22,230        139        473             771       6,836     23,474        30,310
Imperial Bank Tower         540,413    3,722     35,184         64        625           3,471       3,786     39,280        43,066
100 Broadway                191,727    4,570     15,255         --         --             363       4,570     15,618        20,188
Norwalk                     122,175    4,508      5,532         --         --              --       4,508      5,532        10,040
303 Glenoaks                175,449    6,500     18,132         --         --             244       6,500     18,376        24,876
10351 Santa Monica           96,251    3,080      7,906         --         --             115       3,080      8,021        11,101
2730 Wilshire                67,820    3,515      5,944         --         --              33       3,515      5,977         9,492
Grand Avenue                 84,500      620      2,832         --         --              57         620      2,889         3,509
Burbank Executive Center    142,862    2,600     10,365         --         --              29       2,600     10,394        12,994
Center Promenade            174,837    2,310      9,266         --         --              --       2,310      9,266        11,576
LA Corporate Center         389,293   26,781     15,139         --         --              --      26,781     15,139        41,920
5200 West Century           310,910    2,080      9,360         --         --              --       2,080      9,360        11,440
Sumitomo Bank Building      110,641    2,560     10,257         --         --              --       2,560     10,257        12,817
10350 Santa Monica           42,292      861      3,456         --         --              --         861      3,456         4,317
                          5,455,864 $114,897   $399,839      $1,616    $8,607         $21,748    $116,513   $430,194      $546,707

                               ARDEN REALTY, INC.
                            SCHEDULE III (continued)
                         Accumulated                        Year
Property Name            Depreciation(1) Encumbrances(3)    Built
Century Park Center     $  (3,371)                          1972
Beverly Atrium             (1,281)                          1989
Woodland Hills             (1,942)                          1972
222 South Harbor             (949)         $ 6,225          1986
425 West Broadway            (340)           3,575          1984
1950 Sawtelle                (442)           4,925          1988
Bristol Plaza                (237)             --           1982
16000 Ventura                (966)           9,100          1980
5000 East Spring             (973)           6,575          1989
70 South Lake                (287)              --          1982
Westwood Terrace             (514)          10,125          1988
Westlake - 5601 Lindero      (672)              --          1989
The New Wilshire             (610)              --          1989
Calabasas Commerce Center    (289)              --          1990
Long Beach - DF&G            (413)              --          1987
Skyview Center             (1,063)          27,300          1981
400 Corporate Point          (491)              --          1987
5832 Bolsa                    (98)              --          1985
9665 Wilshire                (593)          16,750          1972
Imperial Bank Tower          (990)          19,425          1982
100 Broadway                 (246)              --          1987
Norwalk                       (63)              --          1978
303 Glenoaks                 (157)              --          1983
10351 Santa Monica            (41)              --          1984
2730 Wilshire                 (19)              --          1985
Grand Avenue                   (9)              --          1980
Burbank Executive Center      (32)              --          1978,83
Center Promenade              (10)              --          1982
LA Corporate Center           (16)              --          1986
5200 West Century             (10)              --          1982
Sumitomo Bank Building        (11)              --          1970
10350 Santa Monica             (4)              --          1979
                         $(17,139)        $104,000

(1) The depreciable life for buildings and improvements ranges from ten to forty years. Tenant improvements are depreciated over the remaining term of the lease.
(2) Includes total capitalized interest of $685.
(3) All of these Properties are collateral for a single mortgage loan. The encumbrance allocated to an individual property are based on the related individual release price.

                       Arden Realty, Inc.

Schedule III - Real Estate and Accumulated Depreciation
(Continued)


     The changes in real estate for each of the periods in the three years ended December 31, 1996 are as follows.

                         October 9, 1996 to         January 1, 1996 to   Years ended December 31,
                         December 31, 1996          October 8, 1996        1995         1994
Real estate balance at
  beginning of period          $ 283,579                $ 164,170         $ 36,507     $25,885
Improvements                       2,366                    6,626            2,245       1,955
Consolidation of non-
  combined entities(1)            96,935                       --              --          --
Acquisition properties           153,604                  112,783          125,418       8,667
Consideration paid in
  exchange for interests
  of  non-affiliates              10,223                       --              --           --
Balance at end of period       $ 546,707                $ 283,579         $164,170      $36,507

     The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures for each of the periods in the three years ended December 31, 1996 are as follows:

                        October 9, 1996 to   January 1, 1996 to   Year ended December 31,
                        December 31, 1996    October 8, 1996         1995       1994
Balance at beginning
  of period                   $ 8,345           $ 3,296           $ 1,530     $  481
Depreciation for period         2,948             5,049             1,766      1,049
Consolidation of non-
  combined entities (1)         5,846                --                --         --
Balance at end of period      $17,139           $ 8,345            $ 3,296     $1,530

(1) The non-combined entities were consolidated as a result of the Company purchasing the controlling interests as part of the formation.

                 Report of Independent Auditors

Board of Directors and Stockholders
Arden Realty, Inc.

We have audited the accompanying statement of revenue and certain expenses of 5200 West Century for the period January 1, 1996 to December 19, 1996. This statement of revenue and certain expenses is the responsibility of the management of 5200 West Century. Our responsibility is to express an opinion on the statement of revenue and certain expenses based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of revenue and certain expenses is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying statement of revenue and certain expenses was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission. Certain expenses (described in Note 1) that would not be comparable to those resulting from the proposed future operations of the property are excluded and the statement is not intended to be a complete presentation of the revenue and expenses of the property.

In our opinion, the statement of revenue and certain expenses presents fairly, in all material respects, the revenue and certain expenses, as defined above, of 5200 West Century for the period January 1, 1996 to December 19, 1996, in conformity with generally accepted accounting principles.



                                   Ernst & Young LLP

Los Angeles, California
February 5, 1997

                        5200 West Century

            Statement of Revenue and Certain Expenses
                         (In thousands)

       For the Period January 1, 1996 to December 19, 1996


Revenue
Rental                                            $ 1,021
Tenant reimbursements                                 115
Parking - net of expenses                              40
Other                                                   2
Total revenue                                       1,178

Certain Expenses
Property operating and maintenance                    841
Real estate taxes                                     135
Insurance                                             212
Total certain expenses                              1,188
Excess of certain expenses over revenue             $ (10)

See accompanying notes to statement of revenue and certain expenses.

                        5200 West Century

       Notes to Statement of Revenue and Certain Expenses

       For the Period January 1, 1996 to December 19, 1996

1. Organization and Summary of Significant Accounting Policies

Organization

The accompanying statement of revenue and certain expenses includes the operations of 5200 West Century (the "Property") located in Southern California which was acquired by Arden Realty, Inc. (the "Company") from a nonaffiliated third party. The Property was acquired for $11,400,000 and has approximately 310,910 rentable square feet.

Basis of Presentation

The accompanying statement has been prepared to comply with rules and regulations of the Securities and Exchange Commission.

The accompanying statement is not representative of the actual operations for the period presented as certain expenses that may not be comparable to the expenses expected to be incurred by the Company in the future operations of the Property have been excluded. Excluded expenses consist of interest, depreciation and amortization and property general and administrative costs not directly comparable to the future operation of the Property.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the terms of the related leases.

Risks and Uncertainties

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                        5200 West Century

 Notes to Statement of Revenue and Certain Expenses (continued)

       For the Period January 1, 1996 to December 19, 1996


2. Commercial Office Property

The future minimum lease payments to be received under existing operating leases as of December 31, 1996, are as follows:

        1997                                     $  783,000
        1998                                        750,000
        1999                                        684,000
        2000                                        575,000
        2001                                        562,000
        Thereafter                                3,258,000


The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

Office space in the Property is generally leased to tenants under lease terms which provide for the tenants to pay increases in operating expenses in excess of specified amounts.

                 Report of Independent Auditors

Board of Directors and Stockholders
Arden Realty, Inc.

We have audited the accompanying statement of revenue and certain expenses of 2730 Wilshire for the twelve months ended October 31, 1996. This statement of revenue and certain expenses is the responsibility of the management of 2730 Wilshire. Our responsibility is to express an opinion on the statement of revenue and certain expenses based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of revenue and certain expenses is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying statement of revenue and certain expenses was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission. Certain expenses (described in Note 1) that would not be comparable to those resulting from the proposed future operations of the property are excluded and the statement is not intended to be a complete presentation of the revenue and expenses of the property.

In our opinion, the statement of revenue and certain expenses presents fairly, in all material respects, the revenue and certain expenses, as defined above, of 2730 Wilshire for the twelve months ended October 31, 1996, in conformity with generally accepted accounting principles.



                                   Ernst & Young LLP

Los Angeles, California
February 5, 1997
                          2730 Wilshire

            Statement of Revenue and Certain Expenses
                         (In thousands)

          For the Twelve Months Ended October 31, 1996


Revenue
Rental                                          $1,039
Parking - net of expenses                           46
Other                                               15
Total revenue                                    1,100

Certain Expenses
Property operating and maintenance                 340
Real estate taxes                                  102
Insurance                                           44
Total certain expenses                             486
Excess of revenue over certain expenses          $ 614

See accompanying notes to statement of revenue and certain expenses.

                          2730 Wilshire

       Notes to Statement of Revenue and Certain Expenses

          For the Twelve Months Ended October 31, 1996


1. Organization and Summary of Significant Accounting Policies

Organization

The accompanying statement of revenue and certain expenses includes the operations of 2730 Wilshire (the "Property") located in Southern California which was acquired by Arden Realty, Inc. (the "Company") from a nonaffiliated third party. The Property was acquired for $9,500,000 and has approximately 67,820 rentable square feet, of which 12,740 represents 16 multi-family housing units, the rents of which are partially subsidized by the Housing and Urban Development. The multi-family housing units are on month to month leases.

Basis of Presentation

The accompanying statement has been prepared to comply with rules and regulations of the Securities and Exchange Commission.

The accompanying statement is not representative of the actual operations for the period presented as certain expenses that may not be comparable to the expenses expected to be incurred by the Company in the future operations of the Property have been excluded. Excluded expenses consist of interest, depreciation and amortization and property general and administrative costs not directly comparable to the future operation of the Property.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the terms of the related leases.

Risks and Uncertainties

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                          2730 Wilshire

 Notes to Statement of Revenue and Certain Expenses (continued)

          For the Twelve Months Ended October 31, 1996


2. Commercial Office Property

The future minimum lease payments to be received under existing operating leases as of December 31, 1996, are as follows:

        1997                                      $991,000
        1998                                       903,000
        1999                                       888,000
        2000                                       755,000
        2001                                       528,000
        Thereafter                                 569,000


The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

Office space in the Property is generally leased to tenants under lease terms which provide for the tenants to pay increases in operating expenses in excess of specified amounts.

                 Report of Independent Auditors

Board of Directors and Stockholders
Arden Realty, Inc.

We have audited the accompanying statement of revenue and certain expenses of 10351 Santa Monica for the twelve months ended October 31, 1996. This statement of revenue and certain expenses is the responsibility of the management of 10351 Santa Monica. Our responsibility is to express an opinion on the statement of revenue and certain expenses based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of revenue and certain expenses is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying statement of revenue and certain expenses was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission. Certain expenses (described in Note 1) that would not be comparable to those resulting from the proposed future operations of the property are excluded and the statement is not intended to be a complete presentation of the revenue and expenses of the property.

In our opinion, the statement of revenue and certain expenses presents fairly, in all material respects, the revenue and certain expenses, as defined above, of 10351 Santa Monica for the twelve months ended October 31, 1996, in conformity with generally accepted accounting principles.



                                   Ernst & Young LLP

Los Angeles, California
February 5, 1997
                       10351 Santa Monica

            Statement of Revenue and Certain Expenses
                         (In thousands)

          For the Twelve Months Ended October 31, 1996


Revenue
Rental                                           $1,386
Tenant reimbursements                                 9
Parking - net of expenses                           119
Other                                                 7
Total revenue                                     1,521

Certain Expenses
Property operating and maintenance                  527
Real estate taxes                                    81
Insurance                                            36
Total certain expenses                              644
Excess of revenue over certain expenses          $  877

See accompanying notes to statement of revenue and certain expenses.



                       10351 Santa Monica

       Notes to Statement of Revenue and Certain Expenses

          For the Twelve Months Ended October 31, 1996


1. Organization and Summary of Significant Accounting Policies

Organization

The accompanying statement of revenue and certain expenses includes the operations of 10351 Santa Monica (the "Property") located in Southern California which was acquired by Arden Realty, Inc. (the "Company") from a nonaffiliated third party. The Property was acquired for $11,000,000 and has approximately 96,251 rentable square feet.

Basis of Presentation

The accompanying statement has been prepared to comply with rules and regulations of the Securities and Exchange Commission.

The accompanying statement is not representative of the actual operations for the period presented as certain expenses that may not be comparable to the expenses expected to be incurred by the Company in the future operations of the Property have been excluded. Excluded expenses consist of interest, depreciation and amortization and property general and administrative costs not directly comparable to the future operation of the Property.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the terms of the related leases.

Risks and Uncertainties

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.



                       10351 Santa Monica

 Notes to Statement of Revenue and Certain Expenses (continued)

          For the Twelve Months Ended October 31, 1996


2. Commercial Office Property

The future minimum lease payments to be received under existing operating leases as of December 31, 1996, are as follows:

1997                                      $1,374,000
1998                                       1,121,000
1999                                         991,000
2000                                         805,000
2001                                         677,000
Thereafter                                   804,000


The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

Office space in the Property is generally leased to tenants under lease terms which provide for the tenants to pay increases in operating expenses in excess of specified amounts.

                 Report of Independent Auditors

Board of Directors and Stockholders
Arden Realty, Inc.

We have audited the accompanying statement of revenue and certain expenses of Center Promenade for the period January 1, 1996 to December 17, 1996. This statement of revenue and certain expenses is the responsibility of the management of Center Promenade. Our responsibility is to express an opinion on the statement of revenue and certain expenses based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of revenue and certain expenses is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying statement of revenue and certain expenses was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission. Certain expenses (described in Note 1) that would not be comparable to those resulting from the proposed future operations of the property are excluded and the statement is not intended to be a complete presentation of the revenue and expenses of the property.

In our opinion, the statement of revenue and certain expenses presents fairly, in all material respects, the revenue and certain expenses, as defined above, of Center Promenade for the period January 1, 1996 to December 17, 1996, in conformity with generally accepted accounting principles.



                                   Ernst & Young LLP

Los Angeles, California
February 5, 1997

                        Center Promenade

            Statement of Revenue and Certain Expenses
                         (In thousands)

       For the Period January 1, 1996 to December 17, 1996


Revenue
Rental                                           $2,097
Tenant reimbursements                                51
Total revenue                                     2,148

Certain Expenses
Property operating and maintenance                  756
Real estate taxes                                   171
Insurance                                            50
Bad debts                                             5
Total certain expenses                              982
Excess of revenue over certain expenses          $1,166

See accompanying notes to statement of revenue and certain expenses.



                        Center Promenade

       Notes to Statement of Revenue and Certain Expenses

       For the Period January 1, 1996 to December 17, 1996


1. Organization and Summary of Significant Accounting Policies

Organization

The accompanying statement of revenue and certain expenses includes the operations of Center Promenade (the "Property") located in Southern California which was acquired by Arden Realty, Inc. (the "Company") from a nonaffiliated third party. The Property was acquired for $11,550,000 and has approximately 174,837 rentable square feet.

Basis of Presentation

The accompanying statement has been prepared to comply with rules and regulations of the Securities and Exchange Commission.

The accompanying statement is not representative of the actual operations for the period presented as certain expenses that may not be comparable to the expenses expected to be incurred by the Company in the future operations of the Property have been excluded. Excluded expenses consist of interest, depreciation and amortization and property general and administrative costs not directly comparable to the future operation of the Property.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the terms of the related leases.

Risks and Uncertainties

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.



                        Center Promenade

 Notes to Statement of Revenue and Certain Expenses (continued)

       For the Period January 1, 1996 to December 17, 1996


2. Commercial Office Property

The future minimum lease payments to be received under existing operating leases as of December 31, 1996, are as follows:

        1997                                      $1,661,000
        1998                                       1,462,000
        1999                                       1,151,000
        2000                                         683,000
        2001                                         407,000
        Thereafter                                   213,000


The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

Office space in the Property is generally leased to tenants under lease terms which provide for the tenants to pay increases in operating expenses in excess of specified amounts.

                 Report of Independent Auditors

Board of Directors and Stockholders
Arden Realty, Inc.

We have audited the accompanying statement of revenue and certain expenses of 10350 Santa Monica for the period January 1, 1996 to December 27, 1996. This statement of revenue and certain expenses is the responsibility of the management of 10350 Santa Monica. Our responsibility is to express an opinion on the statement of revenue and certain expenses based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of revenue and certain expenses is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying statement of revenue and certain expenses was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission. Certain expenses (described in Note 1) that would not be comparable to those resulting from the proposed future operations of the property are excluded and the statement is not intended to be a complete presentation of the revenue and expenses of the property.

In our opinion, the statement of revenue and certain expenses presents fairly, in all material respects, the revenue and certain expenses, as defined above, of 10350 Santa Monica for the period January 1, 1996 to December 27, 1996, in conformity with generally accepted accounting principles.



                                   Ernst & Young LLP

Los Angeles, California
February 5, 1997
                       10350 Santa Monica

            Statement of Revenue and Certain Expenses
                         (In thousands)

       For the Period January 1, 1996 to December 27, 1996


Revenue
Rental                                           $629
Tenant reimbursements                               3
Parking - net of expenses                          58
Other                                               2
Total revenue                                     692

Certain Expenses
Property operating and maintenance                271
Real estate taxes                                  45
Insurance                                          11
Total certain expenses                            327
Excess of revenue over certain expenses          $365

See accompanying notes to statement of revenue and certain expenses.

                       10350 Santa Monica

       Notes to Statement of Revenue and Certain Expenses

       For the Period January 1, 1996 to December 27, 1996

1. Organization and Summary of Significant Accounting Policies

Organization

The accompanying statement of revenue and certain expenses includes the operations of 10350 Santa Monica (the "Property") located in Southern California which was acquired by Arden Realty, Inc. (the "Company") from a nonaffiliated third party. The Property was acquired for $4,300,000 and has approximately 42,292 rentable square feet.

Basis of Presentation

The accompanying statement has been prepared to comply with rules and regulations of the Securities and Exchange Commission.

The accompanying statement is not representative of the actual operations for the period presented as certain expenses that may not be comparable to the expenses expected to be incurred by the Company in the future operations of the Property have been excluded. Excluded expenses consist of interest, depreciation and amortization and property general and administrative costs not directly comparable to the future operation of the Property.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the terms of the related leases.

Risks and Uncertainties

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                       10350 Santa Monica

 Notes to Statement of Revenue and Certain Expenses (continued)

       For the Period January 1, 1996 to December 27, 1996


2. Commercial Office Property

The future minimum lease payments to be received under existing operating leases as of December 31, 1996, are as follows:

        1997                                      $583,000
        1998                                       402,000
        1999                                       265,000
        2000                                       156,000
        2001                                        28,000
        Thereafter                                  14,000


The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

Office space in the Property is generally leased to tenants under lease terms which provide for the tenants to pay increases in operating expenses in excess of specified amounts.

                 Report of Independent Auditors

Board of Directors and Stockholders
Arden Realty, Inc.

We have audited the accompanying statement of revenue and certain expenses of Sumitomo Bank Building for the period January 1, 1996 to December 20, 1996. This statement of revenue and certain expenses is the responsibility of the management of Sumitomo Bank Building. Our responsibility is to express an opinion on the statement of revenue and certain expenses based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of revenue and certain expenses is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying statement of revenue and certain expenses was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission. Certain expenses (described in Note 1) that would not be comparable to those resulting from the proposed future operations of the property are excluded and the statement is not intended to be a complete presentation of the revenue and expenses of the property.

In our opinion, the statement of revenue and certain expenses presents fairly, in all material respects, the revenue and certain expenses, as defined above, of Sumitomo Bank Building for the period January 1, 1996 to December 20, 1996, in conformity with generally accepted accounting principles.



                                   Ernst & Young LLP

Los Angeles, California
February 5, 1997

                     Sumitomo Bank Building

            Statement of Revenue and Certain Expenses
                         (In thousands)

       For the Period January 1, 1996 to December 20, 1996


Revenue
Rental                                           $1,926
Tenant reimbursements                                79
Parking - net of expenses                           254
Other                                                 9
Total revenue                                     2,268

Certain Expenses
Property operating and maintenance                  859
Real estate taxes                                   161
Insurance                                            51
Total certain expenses                            1,071
Excess of revenue over certain expenses          $1,197

See accompanying notes to statement of revenue and certain expenses.

                     Sumitomo Bank Building

       Notes to Statement of Revenue and Certain Expenses

       For the Period January 1, 1996 to December 20, 1996


1. Organization and Summary of Significant Accounting Policies

Organization

The accompanying statement of revenue and certain expenses includes the operations of Sumitomo Bank Building (the
"Property") located in Southern California which was acquired by Arden Realty, Inc. (the "Company") from a nonaffiliated third party. The Property was acquired for $12,800,000 and has approximately 110,641 rentable square feet.

Basis of Presentation

The accompanying statement has been prepared to comply with rules and regulations of the Securities and Exchange Commission.

The accompanying statement is not representative of the actual operations for the period presented as certain expenses that may not be comparable to the expenses expected to be incurred by the Company in the future operations of the Property have been excluded. Excluded expenses consist of interest, depreciation and amortization and property general and administrative costs not directly comparable to the future operation of the Property.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the terms of the related leases.

Risks and Uncertainties

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.



                     Sumitomo Bank Building

 Notes to Statement of Revenue and Certain Expenses (continued)

       For the Period January 1, 1996 to December 20, 1996


2. Commercial Office Property

The future minimum lease payments to be received under existing operating leases as of December 31, 1996, are as follows:

1997                                       $1,655,000
1998                                        1,223,000
1999                                          730,000
2000                                          385,000
2001                                           93,000
Thereafter                                          -


The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

Office space in the Property is generally leased to tenants under lease terms which provide for the tenants to pay increases in operating expenses in excess of specified amounts.


                 Report of Independent Auditors

Board of Directors and Stockholders
Arden Realty, Inc.

We have audited the accompanying statement of revenue and certain expenses of LA Corporate Center for the period January 1, 1996 to December 18, 1996. This statement of revenue and certain expenses is the responsibility of the management of LA Corporate Center. Our responsibility is to express an opinion on the statement of revenue and certain expenses based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of revenue and certain expenses is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying statement of revenue and certain expenses was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission. Certain expenses (described in Note 1) that would not be comparable to those resulting from the proposed future operations of the property are excluded and the statement is not intended to be a complete presentation of the revenue and expenses of the property.

In our opinion, the statement of revenue and certain expenses presents fairly, in all material respects, the revenue and certain expenses, as defined above, of LA Corporate Center for the period January 1, 1996 to December 18, 1996, in conformity with generally accepted accounting principles.



                                   Ernst & Young LLP

Los Angeles, California
February 5, 1997


                       LA Corporate Center

            Statement of Revenue and Certain Expenses
                         (In thousands)

       For the Period January 1, 1996 to December 18, 1996


Revenue
Rental                                             $5,882
Tenant reimbursements                                 128
Other                                                 288
Total revenue                                       6,298

Certain Expenses
Property operating and maintenance                  2,090
Real estate taxes                                     367
Insurance                                             217
Other                                                 207
Total certain expenses                              2,881
Excess of revenue over certain expenses            $3,417

See accompanying notes to statement of revenue and certain expenses.

                       LA Corporate Center

       Notes to Statement of Revenue and Certain Expenses

       For the Period January 1, 1996 to December 18, 1996



1. Organization and Summary of Significant Accounting Policies

Organization

The accompanying statement of revenue and certain expenses includes the operations of LA Corporate Center (the "Property") located in Southern California which was acquired by Arden Realty, Inc. (the "Company"), from a nonaffiliated third party. The Property was acquired for $41,850,000 and has approximately 389,293 rentable square feet.

Basis of Presentation

The accompanying statement has been prepared to comply with rules and regulations of the Securities and Exchange Commission.

The accompanying statement is not representative of the actual operations for the period presented as certain expenses that may not be comparable to the expenses expected to be incurred by the Company in the future operations of the Property have been excluded. Excluded expenses consist of interest, depreciation and amortization and property general and administrative costs not directly comparable to the future operation of the Property.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the terms of the related leases.

Risks and Uncertainties

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                       LA Corporate Center

 Notes to Statement of Revenue and Certain Expenses (continued)

       For the Period January 1, 1996 to December 18, 1996


2. Commercial Office Property

The future minimum lease payments to be received under existing operating leases as of December 31, 1996, are as follows:

        1997                                      $6,304,000
        1998                                       3,979,000
        1999                                       1,715,000
        2000                                         996,000
        2001                                         473,000
        Thereafter                                         -


The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

Office space in the Property is generally leased to tenants under lease terms which provide for the tenants to pay increases in operating expenses in excess of specified amounts.

                 Report of Independent Auditors

Board of Directors and Stockholders
Arden Realty, Inc.

We have audited the accompanying statement of revenue and certain expenses of Burbank Executive Center for the twelve months ended October 31, 1996. This statement of revenue and certain expenses is the responsibility of the management of Burbank Executive Center. Our responsibility is to express an opinion on the statement of revenue and certain expenses based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of revenue and certain expenses is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying statement of revenue and certain expenses was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission. Certain expenses (described in Note 1) that would not be comparable to those resulting from the proposed future operations of the property are excluded and the statement is not intended to be a complete presentation of the revenue and expenses of the property.

In our opinion, the statement of revenue and certain expenses presents fairly, in all material respects, the revenue and certain expenses, as defined above, of Burbank Executive Center for the twelve months ended October 31, 1996, in conformity with generally accepted accounting principles.



                                   Ernst & Young LLP

Los Angeles, California
February 7, 1997
                    Burbank Executive Center

            Statement of Revenue and Certain Expenses
                         (In thousands)

          For the Twelve Months Ended October 31, 1996


Revenue
Rental                                          $2,353
Parking - net of expenses                          173
Total revenue                                    2,526

Certain Expenses
Property operating and maintenance                 823
Real estate taxes                                  185
Insurance                                           45
Total certain expenses                           1,053
Excess of revenue over certain expenses         $1,473

See accompanying notes to statement of revenue and certain expenses.


                    Burbank Executive Center

       Notes to Statement of Revenue and Certain Expenses

          For the Twelve Months Ended October 31, 1996


1. Organization and Summary of Significant Accounting Policies

Organization

The accompanying statement of revenue and certain expenses includes the operations of Burbank Executive Center (the
"Property") located in Southern California which was acquired by Arden Realty, Inc. (the "Company") from a nonaffiliated third party. The Property was acquired for $13,000,000 and has approximately 142,862 rentable square feet.

Basis of Presentation

The accompanying statement has been prepared to comply with rules and regulations of the Securities and Exchange Commission.

The accompanying statement is not representative of the actual operations for the period presented as certain expenses that may not be comparable to the expenses expected to be incurred by the Company in the future operations of the Property have been excluded. Excluded expenses consist of interest, depreciation and amortization and property general and administrative costs not directly comparable to the future operation of the Property.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the terms of the related leases.

Risks and Uncertainties

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                    Burbank Executive Center

 Notes to Statement of Revenue and Certain Expenses (continued)

          For the Twelve Months Ended October 31, 1996


2. Commercial Office Property

The future minimum lease payments to be received under existing operating leases as of December 31, 1996, are as follows:

        1997                                      $2,186,000
        1998                                       1,610,000
        1999                                       1,319,000
        2000                                         668,000
        2001                                         601,000
        Thereafter                                   675,000


The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

Office space in the Property is generally leased to tenants under lease terms which provide for the tenants to pay increases in operating expenses in excess of specified amounts.