Form 10-Q
period 1997-03-31
ARDEN REALTY INC
filed 1997-05-15
CIK 1013794

Securities and Exchange Commission

                         Washington, D.C. 20549


                                  FORM 10-Q


[X]  	QUARTERLY REPORT PURSUANT TO SECTION 13
      OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

                                     or

[  ]	 TRANSITION REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

Commission file number 1-12193

                          ARDEN REALTY, INC.
       (Exact name of registrant as specified in its charter)

          Maryland				                        	95-4578533
(State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)

     9100 Wilshire Bouelvard
     East Tower, Suite 700
     Beverly Hills, California				               90212
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (310) 271-8600

Indicate by check mark whether the registrant:  (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports); and (2) has
been subject to such filing requirements for the past 90
days.
Yes 		X		No

The number of shares of the registrant's common stock, $.01
par value, outstanding as of May 14, 1997:  21,692,833
shares.


Part I - Financial Information

Item 1. Financial Statements

                             Arden Realty, Inc.
                         Consolidated Balance Sheets
                    (in thousands, except share amounts)

                                       	March 31,	          December 31,
Assets	                                     1997	                  1996
Commercial Office Properties:	       (Unaudited)

   Land	                              $ 131,238	              $ 116,513
   Buildings and improvements	          456,495	                417,970
   Tenant improvements	                  13,413	                 12,224
                                       	601,146	                546,707
   Less: accumulated depreciation	      (20,510)	               (17,139)
                                       	580,636	                529,568
Cash and cash equivalents	                  822	                  7,632
Rent and other receivables	               2,093	                  2,293
Deferred rent	                            6,609	                  6,069
Leasing commissions, net of
    accumulated amortization of
    $957 and $766, respectively	          3,680	                  3,160
Prepaid financing costs, net of
   accumulated amortization of
   $143, and $93, respectively	             805	                    853
Prepaid expenses and other assets	        4,693	                  1,681
     Total assets	                    $ 599,338	              $ 551,256

Liabilities
Mortgage loans payable	               $ 137,800	               $ 104,000
Unsecured lines of credit	               60,000	                  51,000
Accounts payable and accrued expenses	    9,243	                   6,178
Security deposits	                        3,958	                   3,590
Dividends and distributions payable	      8,677	                   8,844
   Total liabilities	                   219,678	                 173,612

Minority interests in
   Operating Partnership	                47,563	                  45,667

Stockholders' Equity
Preferred stock, $.01 par value,
   20,000,000 shares
    authorized, none issued	                 --	                      --
Common stock, $.01 par value,
   100,000,000 shares authorized,
   21,692,833 and 21,679,500
   issued and outstanding	                  217	                     217
Additional paid-in capital	             331,880	                 337,432
Accumulated deficit	                         --	                  (5,672)
   Total stockholders' equity	          332,097	                 331,977

   Total liabilities and
stockholders' equity	                 $ 599,338	             $   551,256

                          See accompanying notes.

                Arden Realty, Inc. Consolidated Statement of Operations
                                   and
               Arden Predecessors Combined Statement of Operations
                                 (Unaudited)
                (in thousands except per share amounts)

                                         	Arden Realty Inc.	Arden Predecessors
                                         	For the quarter 	 For the quarter
                                            	ended             ended
                                          March 31, 1997    March 31, 1996
Revenues
  Revenues from rental operations:
       Rental	                              $   21,892	      $    8,607
       Tenant reimbursements	                      958	             638
       Parking, net of expenses	                 1,490	             879
       Other rental operations	                    576	             280
                                               	24,916	          10,404
    Other income	                                   54	             415
        Total revenues                         	24,970	          10,819

Expenses
  Property expenses:
      Repairs and maintenance	                   2,841	             930
      Utilities	                                 2,423	             706
      Real estate taxes	                         1,378	             702
      Insurance	                                   384	             781
      Ground rent	                                  51	              44
      Marketing and other 	                        817	             452
         Total property expenses	                7,894	           3,615
    General and administrative	                    918	             364
    Interest	                                    3,024	           6,662
    Depreciation and amortization	               3,562	           1,582
       Total expenses	                          15,398	          12,223

Equity in net loss of noncombined entities	         --             	(84)
Income (loss) before minority interests	         9,572	          (1,488)
Minority interests' share of loss of
   Arden Predecessors	                              --	             187
Minority interests in Operating Partnership    	(1,134)	             --
Net income (loss)	                         $     8,438       	$  (1,301)

  Net income per common share	             $       .38

Weighted average common shares outstanding	 21,921,256

Cash dividends declared	                   $       .40

                         See accompanying notes.

                    Arden Realty, Inc. Consolidated Statement of Cash Flows
                                          and
                   Arden Predecessors Combined Statement of Cash Flows
                                        (Unaudited)
                                         (in thousands)
                                      	Arden Realty, Inc.	   Arden Predecessors
                                      	For the quarter      	For the quarter
                                           	ended                 ended
                                       March 31, 1997	       March 31, 1996
OPERATING ACTIVITIES:
Net income (loss)	                    $      8,438	          $     (1,301)
Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
  Minority interests in
     operating partnership	                  1,134	                    --
  Equity in net loss of noncombined
     entities	                                  --	                    84
  Loss allocable to minority
     interests of Arden Predecessors	           --	                  (187)
  Depreciation and amortization	             3,562	                 1,582
  Amortization of loan costs and fees	          50	                    30
  Decrease (increase) in rents and
     other receivables	                        200	                  (640)
  Increase in deferred rent	                  (540)                 	(496)
  (Increase) decrease in prepaid
     financing and leasing costs	             (745)	                   38
  Increase in prepaid expenses and
     other assets                          	(2,887)	                 (225)
  Increase in accounts payable and
     accrued expenses	                       3,065	                   640
  Increase in deferred interest                	--	                 2,046
  Increase in security deposits	               368	                   460
Net cash provided by operating activities	  12,645	                 2,031

INVESTING ACTIVITIES:
Acquisitions and improvements to
    commercial office properties          	(53,677)              	(95,157)

FINANCING ACTIVITIES:
Proceeds from mortgage loans	               33,800  	             100,036
Repayment of mortgage loans	                    --                	(1,311)
Proceeds from unsecured lines of credit	     9,000	                    26
Repayments of unsecured lines of credit	        --	                  (250)
Proceeds from issuance of common stock,
    net of offering costs	                     267	                    --
Increase in restricted cash	                    --                	(8,018)
Contributions from minority interests	          --	                 1,000
Distributions to minority interests	            --	                   (13)
Owners' contributions	                          --	                 2,500
Owners' distributions	                          --	                  (549)
Dividends and distributions paid	           (8,845)	                   --
Net cash provided by financing activities	  34,222                	93,421
Net (decrease) increase in cash and
    cash equivalents                       	(6,810)	                  295
Cash and cash equivalents at
   beginning of period	                      7,632                   	790
Cash and cash equivalents at
    end of period	                     $       822	           $     1,085
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Cash paid during the period for
   interest, net of interest
      capitalized	                       $   2,860	           $    4,260

                            See accompanying notes.



                             Arden Realty, Inc.
                                    and
                            Arden Predecessors

                          Notes to Financial Statements
                                 (Unaudited)

	The consolidated financial statements of Arden Realty, Inc., (the "Company") and the combined financial statements of the Arden Predecessors (defined below) included herein have been prepared in accordance with Securities and Exchange Commission Regulations and therefore do not include all disclosures required under generally accepted accounting principles. Reference is made to the audited financial statements filed with Form 10-K for the period October 9, 1996 to December 31, 1996 for the Company and for the period January 1, 1996 to October 8, 1996 for the Arden
Predecessors with respect to significant accounting and financial reporting policies as well as other pertinent information of the Company and the Arden Predecessors. The financial statements reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

1.  Organization and Formation of the Company

	The Company, through its controlling interest in Arden Realty Limited Partnership (the "Operating Partnership"), is engaged in the ownership, acquisition, renovation, leasing and management of commercial office properties located in Southern California. As of March 31, 1997 the Company's portfolio of properties included 37 office properties (collectively the "Properties").

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

	Concurrently with the consummation of the Offering, the Company and the Operating Partnership, together with the partners and members of the Arden Predecessors, engaged in certain formation transactions (the "Formation
Transactions") which, among other things, resulted in the acquisition by the Company and Operating Partnership of 24 of the 37 Properties (the "Initial Properties").

	The Formation Transactions included the following:

  Pursuant to separate option agreements (the "Option
Agreements"), the Company acquired for cash from certain participants in the Formation Transactions (the
"Cash Participants") the interests owned by such Cash
Participants in certain of the Arden Predecessors and in certain of the Initial Properties. The Company paid approximately $26.8 million from the net proceeds of the Offering for such interests, which represented
31.7% of the ownership interests in the Initial
Properties acquired by the Company.

  The Company contributed (i) the interests in the Arden
Predecessors and in the Initial Properties acquired pursuant to the Option Agreements and (ii) the net proceeds from the Offering (after payment of the cash consideration to the Cash Participants as described above) to the Operating Partnership in exchange for an 88.2% general partner interest in the Operating
Partnership, representing the sole general partnership interest.

  Pursuant to separate contribution agreements (the
"Contribution Agreements"), the following additional contributions were made by certain other participants in the Formation Transactions (the "Unit Participants") to the Operating Partnership in exchange for limited partner interests in the Operating Partnership ("OP
Units"): (i) the remaining interests in the Arden
Predecessors and in certain of the Initial Properties
(i.e., all interests not acquired by the Company pursuant to the Option Agreements) and (ii) certain assets, including management contracts relating to certain of the Initial Properties and the contract rights to purchase two properties (303 Glenoaks and 12501 East Imperial Highway). The Unit Participants making such contributions (a total of seven individuals and entities including Arden Realty Group, Inc.,
Richard Ziman, Victor Coleman, and Arthur Gilbert), received an aggregate of 2,889,071 OP Units, with a value of approximately $57.8 million based on the initial public offering price of the Common Stock.

  The Company, through the Operating Partnership, borrowed, from an affiliate of Lehman Brothers, $57 million aggregate principal amount under a one year interim loan (the "Interim Financing") which is non-recourse to the Company and the Operating Partnership and was secured by cross-collateralized and cross-defaulted first mortgage liens on nine of the Initial
Properties.

  Approximately $33 million of the net proceeds of the Offering were used by the Operating Partnership to purchase two properties, 303 Glenoaks and 12501 East
Imperial Highway.

  The Company used a portion of the proceeds of the Offering and the Interim Financing to repay approximately $370 million of mortgage debt secured by the Initial Properties and indebtedness outstanding under lines of credit assumed by the Operating
Partnership in the Formation Transactions.

2.  Basis of Presentation and Summary of Other Significant
Accounting Policies

Arden Realty, Inc.

	The accompanying consolidated financial statements of the Company include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

	The minority interests at March 31, 1997 represent a limited partnership interest in the Operating Partnership of approximately 12%.

Arden Predecessors

	The Arden Predecessors were not a single legal entity but rather a combination of partnerships and an affiliated real estate management corporation (each an "Arden Predecessor entity"). All of the Arden Predecessor entities and the properties held by such entities were managed by Richard Ziman and Victor Coleman. The Arden Predecessor entities in which Messrs. Ziman, Coleman and Gilbert or their affiliates held controlling interests have been combined in the accompanying financial statements. Minority interests have been recorded, however, for those Arden Predecessor entities that were controlled but not wholly-owned by Messrs. Ziman, Coleman and Gilbert or their affiliates. The Arden Predecessor entities in which Messrs. Ziman, Coleman and Gilbert or their affiliates did not hold controlling interests or have the unilateral right to refinance the debt on such entities' properties, were accounted for as investments in noncombined entities utilizing the equity method of accounting.

3.  Mortgage Notes Payable

	The Company has replaced the Interim Financing with a new mortgage loan (the "Amended Interim Financing") with a total commitment of $175 million from an affiliate of Lehman Brothers. The Amended New Interim Financing dated March 17, 1997 matures on September 30, 1997 and bears interest at a floating rate equal to LIBOR plus 1.50% on or before March 31, 1997 and LIBOR plus 2.00% for any subsequent period through maturity. The Amended Interim Financing is secured by fully cross-collateralized and cross-defaulted first mortgage liens on 12 of the Properties and requires monthly payments of interest only, with all principal due at maturity. On March 31, 1997, the aggregate outstanding balance was $137,800,000 and the undisbursed portion was $37,200,000.

	The LIBOR rate was 5.8% and 5.6% at March 31, 1997 and
December 31, 1996, respectively.

	The Company has a line of credit with a total commitment of $150,000,000 (the "Credit Facility") from a group of banks led by Wells Fargo Bank (the "Lenders"). The Credit Facility allows the Company to borrow $75,000,000 on an unsecured basis at LIBOR plus 1.75%, and any additional draws to the Credit Facility accrue interest at LIBOR plus 1.5% and must be secured by real property. On March 31, 1997, the aggregate outstanding balance under the Credit Facility was $51,000,000 (unsecured).

	The Company has accepted a term sheet from Wells Fargo Bank for an amendment to its Credit Facility (the "Amended Credit Facility"). The Amended Credit Facility will be unsecured, with a total commitment of $300,000,000, for a term of three years. The interest rate for the Amended
Credit Facility will range from LIBOR plus 1.2% to LIBOR plus 1.45%, depending upon the Company's leverage ratio as defined in the Amended Credit Facility documentation. The amendment to the Credit Facility is contingent upon the execution of loan documents, which will be based upon the existing Credit Facility documentation and will contain indemnities, financial and other covenants, representations and warranties, events of default and other provisions that are customary for facilities of this type.

	As of May 5, 1997, the Company entered into a revolving credit agreement with Wells Fargo Bank (the "Bridge
Facility"). The Bridge Facility is unsecured, with a total commitment of $110,000,000, with a maturity date of the earlier to occur of June 30, 1997 or completion of documentation of the Amended Credit Facility. The interest rate for the Bridge Facility ranges from LIBOR plus 1.2% to LIBOR plus 1.45%, depending upon the Company's leverage ratio as defined in the Bridge Facility agreement. The initial interest rate is LIBOR plus 1.3%. The Bridge
Facility documentation contains indemnities, financial and other covenants, representations and warranties, events of default and other provisions that are customary for facilities of this type.

	The Company also has an unsecured line of credit with a total commitment of $10,000,000 from City National Bank (the "City National Credit Facility"). On March 31, 1997 the aggregate outstanding balance thereunder was $9,000,000.
The City National Credit Facility accrues interest at the
City National Bank Prime Rate less 0.875%, and is scheduled to mature on August 1, 1998. The City National Credit
Facility is used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes.

	The City National Bank Prime Rate was 8.5% at March 31,
1997.

4.  Commercial Office Properties and Furniture, Fixtures and
Equipment

	In March 1997, the Company completed a series of transactions to acquire four office properties located in California, including a 109,187 square foot building located in Glendale from a related party for $10.0 million, an 80,014 square foot building in Woodland Hills for $7.5 million, a 135,415 square foot building in Whittier for $14.3 million, and a 155,189 square foot building in Bakersfield for $19.5 million. The Company plans to spend approximately $4.0 million on renovations over the next 15 months on the property located in Glendale. These acquisitions were funded with existing working capital, proceeds from the Amended Interim Financing and the unsecured lines of credit. In addition, 26,880 OP Units valued at approximately $763,000 were issued in conjunction with the purchase of the property located in Bakersfield.

	In April 1997, the Company purchased an additional four office properties located in California, including a 43,063 square foot building located in Woodland Hills for $5.2 million, a 51,828 square foot building in Sherman Oaks for approximately $6.7 million, a 92,486 square foot building in West Los Angeles for approximately $10.6 million and a 202,830 square foot building in Gardena for $19.1 million. These acquisitions were funded with proceeds from the Amended Interim Financing and draws from the unsecured lines of credit.

	In May 1997, the Company purchased a 417,463 square foot office building in Beverly Hills, California for $59.0 million. This acquisition was funded with proceeds from the Bridge Facility.

5.  Stockholders Equity

	In March 1997, options to purchase 13,333 shares of Common Stock were exercised.

	On March 28, 1997, the Operating Partnership issued
26,880 OP Units valued at approximately $763,000 in connection with the acquisition of the property located in Bakersfield, California.

	Net income per share was calculated using the weighted average number of shares of Common Stock outstanding of 21,921,256 for the three months ended March 31, 1997.

	In February 1997, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" which is required to be adopted on December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This will not have a material impact on primary earnings per share for the first quarter ended March 31, 1997. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview
	The following discussion relates to the consolidated financial statements of the Company and the combined financial statements of the Arden Predecessors, and should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K of the Company for the year ended December 31, 1996.

	During the first three months of 1997, the Company acquired four office properties for approximately $51.3 million, encompassing approximately 480,000 square feet.
Through these acquisitions, the Company increased total assets to $599.3 million, including real estate assets of $580.6 million (net of accumulated depreciation) at March
31, 1997.

	Income is derived primarily from rental revenue (including tenant reimbursements) and parking revenue from commercial office properties, and to a lesser extent, from the management of certain properties owned by third parties. As a result of the Company's and the Arden Predecessors' aggressive acquisition program, the financial data shows significant increases in total revenue from quarter to quarter, largely attributable to the acquisitions made during 1996 and 1997, and the benefit of a full period of effective rental and other revenue for properties acquired in the preceding year. For the foregoing reasons, management does not believe the year to year and quarter to quarter financial data are comparable.

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

Results of Operations

	Comparison of the three months ended March 31, 1997 to the three months ended March 31, 1996. The Company's management believes that in order for a meaningful analysis of the financial statements to be made, certain transactions which occurred in 1996 should be considered in a manner which makes each accounting period comparable. Accordingly, the revenue and expenses for the noncombined entities for the three months ended March 31, 1996 have been included as though they were combined, with intercompany management fees relating to the noncombined entities of $203,000 eliminated in 1996 in the following discussion. The following section discusses the results of operations, as adjusted and in thousands.

Three months ended March 31, 1997 Compared to three months ended March 31, 1996

                                    	Three Months Ended March 31,
                                        	1997	             1996
Revenue
   Rental	                            $ 21,892	         $ 12,471
   Tenant reimbursements	                  958	              758
   Parking, net of expense	              1,490	            1,142
   Other	                                  630	              557
     Total revenues	                    24,970	           14,928

Expenses
   Repairs and maintenance	              2,841	            1,440
   Utilities	                            2,423	            1,137
   Real estate taxes	                    1,378	              957
   Insurance	                              384	              872
   Ground rent	                             51	               47
   Marketing and other                    	817	              732
     Total property expenses	            7,894	            5,185
   General and administrative	             918	              364
   Interest	                             3,024	            8,832
   Depreciation and amortization	        3,562	            2,396
     Total expenses	                  $ 15,398	         $ 16,777

	Rental revenue increased by $9.4 million or 76% for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. The increase in rental revenue resulted principally from a full three months of rental revenue from properties acquired during 1996. Rental revenue from the properties acquired in 1996 increased to $11.2 million for the three months ended March 31, 1997, representing a full three months of rental revenue, from $2.2 million in the prior period. Rental revenue associated with properties acquired in the first three months of 1997 added an additional $123,000 to rental revenue for the three months ended March 31, 1997. The remaining increase in revenue resulted primarily from an increase in occupancy.

	Tenant reimbursements and other revenue increased by $273,000 or 21% for the three months ended March 31, 1997, compared to the three months ended March 31, 1996. The increase in tenant reimbursements and other revenue resulted principally from a full three months of tenant reimbursements from properties acquired during 1996. Tenant reimbursements associated with the properties acquired in 1996 increased to approximately $442,000 for the three months ended March 31, 1997 from approximately $141,000 for the three months ended March 31, 1996. This increase was partially offset by the decrease in tenant reimbursements resulting from a reset in the base year for leases that were renewed or retenanted. Other revenue, consisting primarily of interest income and miscellaneous tenant charges, such as after hours utility and HVAC charges, increased by 13.6% for the three months ended March 31, 1997 compared to the prior year.

	Parking revenue increased by $348,000 or 30% for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. The increase resulted principally from a full three months of parking revenue from properties acquired during 1996. Parking revenue associated with the properties acquired in 1996 increased to approximately $374,000 for the three months ended March 31, 1997 from approximately $77,000 for the three months ended March 31, 1996.

	The following is a comparison of certain expenses for the three months ended March 31, 1997 and March 31, 1996:

                         	   Three Months Ended
                                  March 31,	       Dollar	      Percent
                              	1997	    1996	      Change	      Change
Certain expenses:
 Repairs and maintenance	   $  2,841	$  1,440	  $  1,401	         97%
  Utilities	                   2,423	   1,137	     1,286	        113%
  Real estate taxes	           1,378	     957	       421	        4.4%
  Insurance	                     384	     872	      (488)      	 (56)%
  Ground rent	                    51	      47	         4	          9%
  Marketing and other           	817	     732	        85	         12%
    Total certain expenses	$   7,894	 $ 5,185	  $  2,709	       52.2%

	For the three months ended March 31, 1997 and 1996, total certain expenses were $7.9 million, or 35% of rental revenue and tenant reimbursements, and $5.2 million or 39% of rental revenue and tenant reimbursements, respectively. The increase in total certain expenses is primarily attributable to the properties acquired during 1996 and 1997 and the expenses associated with the absorption of vacant rentable space. The increase in total certain expenses from the three months ended March 31, 1996 to the three months ended March 31, 1997 resulting from the properties acquired during 1996 was approximately $2.7 million.

	General and administrative expenses increased by $554,000 or 152% for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. The increase resulted principally from the increase in portfolio size and the increase in management and administration costs associated with the Company's infrastructure relative to the Arden Predecessors'.

	Interest expense includes interest at the contractual current pay rate of the mortgage loans, amortization of the loan fees paid at origination, and accrual of additional interest due upon the retirement of the debt. Interest expense for the three months ended March 31, 1997 was approximately $3.0 million. Interest expense decreased by approximately $5.8 million or 66% for the three months ended March 31, 1997 compared to the three months ended March 31, 1996, primarily as a result of the decrease in mortgage loans payable during the applicable periods.

	Depreciation and amortization increased by approximately $1.2 million or 49% primarily due to 1996 acquisitions.

The following is a comparison of property operating data for the properties ("Same Store Properties") that were owned for the entire three months ended March 31, 1997 and March 31, 1996 (in thousands):

                            								March 31,
	                              					1997				1996
 	Revenue:
	Rental                         	$10,561	$10,242
	Tenant reimbursements	              516	    617
	Parking                     	     1,116	  1,064
	Other	                              298	    170
	   Total revenue	               $12,491	$12,093

	Expenses:
		Property operating, taxes,
		   insurance, and ground rent$  4,122	$ 4,064

	Rental revenues increased slightly during the first three months of 1997 compared to 1996 primarily due to an increase in occupancy. Tenant reimbursements decreased by $101,000 during the same period, primarily resulting from a reset in the base year for leases that were renewed or retenanted. For the three months ended March 31, 1997, parking income increased by $52,000 over the same period in 1996. Other income increased by $128,000 in 1997 compared to 1996 due to increased recurring and non-recurring income relating to miscellaneous tenant charges. Property operating expenses, taxes, and ground rent, increased slightly in the three months ended March 31, 1997 compared to the three months ended March 31, 1996 primarily due to an increase in occupancy. This was partially offset by a decrease in insurance due to a more favorable insurance policy.

Liquidity and Capital Resources

	Amended Interim Financing. The Company has replaced the Interim Financing with the Amended Interim Financing with a total commitment of $175 million from an affiliate of Lehman Brothers. The Amended Interim Financing, dated March 17, 1997 matures on September 30, 1997 and bears interest at a floating rate equal to LIBOR plus 1.50% on or before March 31, 1997 and LIBOR plus 2.00% for any subsequent period through maturity. The Amended Interim Financing is secured by fully cross-collateralized and cross-defaulted first mortgage liens on 12 of the Properties and requires monthly payments of interest only, with all principal due at maturity. As of March 31, 1997, the aggregate outstanding balance was $137,800,000 and the undisbursed portion was $37,200,000. Currently, the aggregate outstanding balance is $175,000,000.

	The Company intends to refinance the Amended Interim Financing through an offering of commercial mortgage-backed securities (the "CMBS Offering") to be made by a financing subsidiary which the Company intends to form for that purpose in an amount of approximately $175 million with a term of seven years. The CMBS Offering is expected to bear interest at a floating rate based on LIBOR plus a fixed spread. Effective January 2, 1997, the Company entered into interest rate floor and cap transactions with a notional amount of $155 million. The Company entered into these agreements to convert floating rate liabilities to fixed rate liabilities. These agreements fix the LIBOR portion of the interest rate at 6.6% through March 2004. The CMBS Offering is expected to require monthly payments of interest only with all principal due in a balloon payment at maturity. The Company expects to pursue the CMBS Offering during 1997, although there can be no assurance that the Company will complete the CMBS Offering.

	Credit Facilities. The Company's current Credit Facility, with a total commitment of $150,000,000 from a group of banks led by Wells Fargo Bank (the "Credit Facility"), allows the
Company to borrow $75,000,000 on an unsecured basis at LIBOR plus 1.75% and any additional draws on the Credit Facility will accrue interest at LIBOR plus 1.5% and must be secured by real property. On March 31, 1997, the aggregate outstanding balance under the Credit Facility was $51,000,000 (unsecured). Currently, the aggregate outstanding balance is $54,200,000.

	The Company has accepted a term sheet from Wells Fargo Bank for an amendment to its Credit Facility (the "Amended Credit Facility"). The Amended Credit Facility will be unsecured, with a total commitment of $300,000,000, for a term of three years. The interest rate for the Amended
Credit Facility will range from LIBOR plus 1.2% to LIBOR plus 1.45%, depending upon the Company's leverage ratio as defined in the Amended Credit Facility documentation. The amendment to the Credit Facility is contingent upon the execution of loan documents, which will be based upon the existing Credit Facility documentation and will contain indemnities, financial and other covenants, representations and warranties, events of default and other provisions that are customary for facilities of this type.

	As of May 5, 1997, the Company entered into a revolving credit agreement with Wells Fargo Bank (the "Bridge
Facility"). The Bridge Facility is unsecured, with a total commitment of $110,000,000, with a maturity date of the earlier to occur of June 30, 1997 or completion of documentation of the Amended Credit Facility. the interest rate for the Bridge Facility ranges from LIBOR plus 1.2% to LIBOR plus 1.45%, depending upon the Company's leverage ratio as defined in the Bridge Facility agreement. The initial interest rate is LIBOR plus 1.3%. The Bridge
Facility documentation contains indemnities, financial and other covenants, representations and warranties, events of default and other provisions that are customary for facilities of this type.

	The Company also has an unsecured line of credit with a total commitment of $10,000,000 from City National Bank (the "City National Credit Facility"). On March 31, 1997 the aggregate outstanding balance thereunder was $9,000,000. Currently, the aggregate outstanding balance is $10,000,000
The City National Credit Facility accrues interest at the
Prime Rate of City National Bank less 0.875%, and is scheduled to mature on August 1, 1998. The City National Credit Facility is used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes.

PART II - Other Information

Item 1.  Legal Proceedings - None

Item 2.	  Changes in Securities

	In March 1997, the Operating Partnership issued 26,880 OP Units as partial consideration in the acquisition of the property located in Bakersfield, California. The holder of the OP Unitsissued in this acquisition may redeem part or all of its OP Units for cash, or at the election of the Company, exchange such OP Units for shares of Common Stock on a one-for-one basis; however, such redemption/exchange right may not be exercised prior to the first anniversary of the date such OP Units were issued.

	The issuance of OP Units in the above described acquisition constitutes a private placement of securities which is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.

Item 3.  Defaults Upon Senior Securities -  None

Item 4.  Submission of Matters to a vote of Securities
Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K
	(a) Exhibits

Exhibit
Number	Description


3.1	Amended and Restated Articles of Incorporation as
filed as an exhibit to Registration Statement on Form S-11 (No. 333-8163) and incorporated herein by reference.

3.2	By-Laws of Registrant as filed as an exhibit to
Registration Statement on Form S-11 (No. 333-8163) and incorporated herein by reference.

10.1	Amended and Restated Agreement of Limited
Partnership of the Operating Partnership as filed as an exhibit to Registration Statement on Form S-
11 (No. 333-8163) and incorporated herein by reference.

10.2	1996 Stock Option and Incentive Plan as filed as
an exhibit to Registration Statement on Form S-11
(No. 333-8163) and incorporated herein by reference.

10.3	Form of Officers and Directors Indemnification
Agreement as filed as an exhibit to Registration
Statement on Form S-11 (No. 333-8163) and incorporated herein by reference.

10.4	Employment Agreement between the Company and Mr.
Ziman as filed as an exhibit to Registration
Statement on Form S-11 (No. 333-8163) and incorporated herein by reference.

10.5	Employment Agreement between the Company and Mr.
Coleman as filed as an exhibit to Registration
Statement on Form S-11 (No. 333-8163) and incorporated herein by reference.

10.6	Employment Agreement between the Company and Ms.
Laing as filed as an exhibit to Registration
Statement on Form S-11 (No. 333-8163) and incorporated herein by reference.

10.7	Miscellaneous Rights Agreement among the Company,
the Operating Partnership, NAMIZ, Inc. and Mr.
Ziman as filed as an exhibit to Registration
Statement on Form S-11 (No. 333-8163) and incorporated herein by reference.

10.8	Second Loan Modification Agreement, Modification
to Deed of Trust, Assignment of Rents and Leases,
Security Agreement and Fixture Filing and
Modification to Assignment of Leases and Rents between Arden Realty Limited Partnership and
Lehman Brothers Holdings, Inc.

10.9	Revolving Credit Agreement Between Arden Realty
Limited Partnership as Borrower and Wells Fargo
Bank as Lender

11.1 	Computation of Fully-Diluted Earnings Per Share.

27	Financial Data Schedule


	(b) Reports on Form 8-K

	None


Signatures

	Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	ARDEN REALTY, INC.

	By:  /s/ Diana M. Laing
		Diana M. Laing
		Chief Financial Officer
		(Principal Financial and
Accounting Officer)

Date:  May 15, 1997
25