Form 10-Q
period 1997-06-30
ARDEN REALTY INC
filed 1997-08-14
CIK 1013794

Securities and Exchange Commission

                     Washington, D.C. 20549


                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                               or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to  ______________

Commission file number 1-12193

                       ARDEN REALTY, INC.
     (Exact name of registrant as specified in its charter)

        Maryland                                95-4578533
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               (Identification No.)

   9100 Wilshire Boulevard,
   East Tower Suite 700]
    Beverly Hills, California                  90212
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (310) 271- 8600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No

The number of shares of the registrant's common stock, $.01 par value, outstanding as of August 14, 1997: 35,442,833 shares.

Part I - Financial Information

ITEM 1.   FINANCIAL STATEMENTS

                       Arden Realty, Inc.
                   Consolidated Balance Sheets
               (in thousands, except share amounts)

                                    June 30, 1997  December 31, 1996
Assets                               (Unaudited)
Commercial office properties:
   Land                              $ 177,050         $ 116,513
   Buildings and improvements          601,984           417,970
   Tenant improvements                  16,204            12,224
                                       795,238           546,707
   Less: accumulated depreciation      (24,731)          (17,139)
                                       770,507           529,568
Cash and cash equivalents                  832             7,632
Restricted cash                          4,000                --
Rent and other receivables               3,144             2,293
Deferred rent                            7,288             6,069
Leasing commissions, net of
accumulated amortization of $1,194
and $766, respectively                   4,513             3,160
Prepaid financing costs, net of
 accumulated amortization of $282
 and $93, respectively                   5,369               853
Prepaid expenses and other assets        5,821             1,681
     Total assets                    $ 801,474         $ 551,256

Liabilities

Mortgage loans payable               $ 175,000         $ 104,000
Secured line of credit                  26,700                --
Unsecured lines of credit              193,900            51,000
Accounts payable and accrued
 expenses                               13,483             6,178
Security deposits                        4,982             3,590
Dividends and distributions
   payable                               8,677             8,844
      Total liabilities                422,742           173,612

Minority interests in Operating
 Partnership                            47,475            45,667

Stockholders' Equity
Preferred stock, $.01 par value,
 20,000,000 shares authorized,
  none issued                              --                 --
Common stock, $.01 par value,
 100,000,000 shares authorized,
 21,692,833 and 21,679,500
  issued and outstanding                  217                217
Additional paid-in capital            331,040            337,432
Accumulated deficit                        --             (5,672)
   Total stockholders' equity         331,257            331,977

   Total liabilities and
      stockholders' equity          $ 801,474          $ 551,256

                     See accompanying notes.

         Arden Realty, Inc. Consolidated Statement of Operations
                                   and
           Arden Predecessors Combined Statement of Operations
                               (Unaudited)
                 (in thousands except per share amounts)

                              Arden Realty,     Arden      Arden Realty,   Arden
                                  Inc.       Predecessors      Inc.      Predecessors
                             For the Three Months Ended   For the Six Months Ended
                             June 30, 1997  June 30, 1996 June 30, 1997 June 30, 1996
Revenues
  Revenues from
     rental operations:
       Rental                 $ 26,611      $ 10,797        $ 48,503    $ 19,404
       Tenant reimbursements       931           787           1,889       1,425
       Parking, net of expenses  1,732           872           3,222       1,751
       Other rental operations     430           316           1,006         451
                                29,704        12,772          54,620      23,031
    Other income                    59           510             113       1,070
        Total revenues          29,763        13,282          54,733      24,101

Expenses
  Property expenses:
      Repairs and maintenance    3,534         1,201           6,375       2,131
      Utilities                  2,946         1,180           5,369       1,886
      Real estate taxes          1,635           589           3,013       1,291
      Insurance                    480           722             864       1,503
      Ground rent                   52            46             103          90
      Marketing and other          897           529           1,714         981
        Total property expenses  9,544         4,267          17,438       7,882
  General and administrative       931           466           1,849         830
  Interest                       5,883         8,079           8,907      14,741
  Depreciation and amortization  4,458         1,454           8,020       3,036
       Total expenses           20,816        14,266          36,214      26,489

Equity in net loss of
   noncombined entities             --           (10)             --         (94)
Income (loss) before
   minority interests            8,947          (994)         18,519      (2,482)
Minority interests'
   share of loss of
   Arden Predecessors               --           157              --         344
Minority interests in
   Operating Partnership        (1,090)           --          (2,224)         --
Net income (loss)               $7,857         $(837)       $  16,295   $ (2,138)

  Net income per common share   $  .36                      $     .74
Weighted average common
   shares outstanding           21,885                         21,902
Cash dividends declared         $  .40                      $     .80

                         See accompanying notes.

                       Arden Realty, Inc.
         Consolidated Statements of Stockholders' Equity
              (in thousands, except share amounts)

                                  Common Stock        Additional                     Total
                               Shares    Amounts    Paid-in Capital  Accumulated  Stockholders'
                                                                       Deficit       Equity

Balance at October 8, 1996       100
  Retirement of originally
    issued shares               (100)
  Common Stock bonus
     to employees              5,000
  Sale of Common Stock net
     of offering costs of
      $36,181             21,674,500       $217       $397,092                     $397,309
  Distributions paid
 to Arden Predecessors            --         --        (16,554)                     (16,554)
  Allocation of
    minority interests
    in Operating
     Partnership                  --         --        (35,301)                     (35,301)
  Net loss                        --         --             --         $(5,672)      (5,672)
Dividends declared
   and payable                    --         --         (7,805)             --       (7,805)
Balance at
  December 31, 1996       21,679,500       $217       $337,432         $(5,672)    $331,977

Common Stock issued
  in connection with
  the exercise of
  options (unaudited)         13,333         --            267              --          267
Stock option
  compensation
  (unaudited)                     --         --             92              --           92
Secondary Offering
  costs (unaudited)               --         --            (20)             --          (20)
Net income
  (unaudited)                     --         --             --          16,295       16,295
Dividend declared
  and payable
  (unaudited)                     --         --         (6,731)        (10,623)     (17,354)
Balance at June 30,
 1997 (unaudited)         21,692,833       $217       $331,040         $    --     $331,257

                     See accompanying notes.


     Arden Realty, Inc. Consolidated Statement of Cash Flows
                               and
       Arden Predecessors Combined Statement of Cash Flows
                           (Unaudited)
                         (in thousands)
                                            Arden Realty, Inc.       Arden Predecessors
                                                      For the Six Months Ended
                                              June 30, 1997          June 30,1996
OPERATING ACTIVITIES:
Net income (loss)                                    $16,295              $(2,138)
Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
  Minority interests in operating partnership          2,224                   --
  Equity in net loss of noncombined entities              --                   94
  Loss allocable to minority interests of
     Arden Predecessors                                   --                 (344)
  Depreciation and amortization                        8,020                3,036
  Amortization of loan costs and fees                    189                  102
  Increase in rents and other receivables               (851)              (1,482)
  Increase in deferred rent                           (1,219)              (1,218)
  Increase in prepaid financing and leasing costs     (6,521)                (575)
  Increase in prepaid expenses and other assets       (4,013)              (1,709)
  Increase in accounts payable and accrued expenses    7,305                1,328
  Increase in deferred interest                           --                4,434
  Increase in security deposits                        1,392                  485
Net cash provided by operating activities             22,821                2,013

INVESTING ACTIVITIES:
Acquisitions of and improvements to commercial
   office properties                                (247,769)             (96,827)

FINANCING ACTIVITIES:
Proceeds from mortgage loans                         246,000              100,092
Repayment of mortgage loans                         (175,000)              (4,238)
Proceeds from secured line of credit                  26,700                   --
Proceeds from unsecured lines of credit              142,900                3,657
Repayments of unsecured lines of credit                   --               (2,003)
Proceeds from issuance of Common Stock,
   net of offering costs                                 267                   --
Secondary Offering costs                                 (20)                  --
Increase in restricted cash                           (4,000)              (5,085)
Contributions from minority interests                     --                1,000
Distributions to minority interests                       --                  (38)
Owners' contributions                                     --                2,500
Owners' distributions                                     --                 (948)
Dividends paid                                       (18,699)                  --
Net cash provided by financing activities            218,148               94,937
Net (decrease) increase in cash and cash equivalents  (6,800)                 123
Cash and cash equivalents at beginning of period       7,632                  790
Cash and cash equivalents at end of period            $  832                 $913
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Cash paid during the period for interest,
   net of interest capitalized                       $ 6,675              $ 9,640

                     See accompanying notes.

                       Arden Realty, Inc.
                               and
                       Arden Predecessors

                  Notes to Financial Statements
                           (Unaudited)

     The consolidated financial statements of Arden Realty, Inc., (the "Company") and the combined financial statements of the Arden Predecessors included herein have been prepared in accordance with Securities and Exchange Commission Regulations and therefore do not include all disclosures required under generally accepted accounting principles. Reference is made to the audited financial statements filed with Form 10-K for the period October 9, 1996 to December 31, 1996 for the Company and for the period January 1, 1996 to October 8, 1996 for the Arden Predecessors with respect to significant accounting and financial reporting policies as well as other pertinent information of the Company and the Arden Predecessors. The financial statements reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

1.  Organization and Formation of the Company

      Arden Realty, Inc., through its controlling interest in Arden Realty Limited Partnership (the "Operating Partnership"), is engaged in the ownership, acquisition, management, renovation, operation, and leasing of commercial office properties located in Southern California. As of June 30, 1997 the Company's portfolio of properties included 45 office properties (collectively the "Properties").

      The Company was incorporated in Maryland in May 1996 and formed to continue and expand the real estate business of Arden Realty Group, Inc. and a group of affiliated entities (the "Arden Predecessors"). On October 9, 1996, the Company completed an initial public offering (the "Offering") of 18,847,500 shares of $.01 par value common stock (the "Common Stock"). The Offering price was $20.00 per share, resulting in gross proceeds of $376,950,000. Also on October 9, 1996, the underwriters exercised their overallotment option and, accordingly, the Company issued an additional 2,827,000 shares of Common Stock and received gross proceeds of $56,540,000. The aggregate proceeds to the Company, net of underwriters' discount, advisory fee and offering costs aggregating $36,181,000, were approximately $397,309,000.

      Concurrently with the consummation of the Offering, the Company and the Operating Partnership, together with the partners and members of the Arden Predecessors (collectively, the "Participants"), engaged in certain formation transactions (the "Formation Transactions") which, among other things, resulted in the acquisition by the Company and Operating Partnership of 24 of the 45 Properties (the "Initial Properties").

     The Formation Transactions included the following:

o    Pursuant   to   separate  option  agreements  (the   "Option
     Agreements"),  the  Company acquired for cash  from  certain
     participants  in  the  Formation  Transactions  (the   "Cash
     Participants") the interests owned by such Cash Participants in certain of the Arden Predecessors and in certain of the Initial Properties. The Company paid approximately $26.8 million from the net proceeds of the Offering for such interests, which represented 31.7% of the ownership interests in the Initial Properties acquired by the Company.

o The Company contributed (i) the interests in the Arden Predecessors and in the Initial Properties acquired pursuant to the Option Agreements and (ii) the net proceeds from the Offering (after payment of the cash consideration to the Cash Participants as described above) to the Operating Partnership in exchange for an 88.2% general partner interest in the Operating Partnership, representing the sole general partnership interest.

o    Pursuant   to   separate   contribution   agreements    (the
     "Contribution   Agreements"),   the   following   additional
     contributions were made by certain other participants in the Formation Transactions (the "Unit Participants") to the Operating Partnership in exchange for limited partner interests in the Operating Partnership ("OP Units"): (i) the remaining interests in the Arden Predecessors and in certain of the Initial Properties (i.e., all interests not acquired by the Company pursuant to the Option Agreements) and (ii) certain assets, including management contracts relating to certain of the Initial Properties and the contract rights to purchase two properties
     (303  Glenoaks and 12501 East Imperial Highway).   The  Unit
     Participants making such contributions (a total of seven individuals and entities including Arden Realty Group, Inc., Richard Ziman, Victor Coleman, and Arthur Gilbert), received an aggregate of 2,889,071 OP Units, with a value of approximately $57.8 million based on the initial public offering price of the common stock.

o The Company, through the Operating Partnership, borrowed, from an affiliate of Lehman Brothers, $57 million aggregate principal amount under a one year interim loan (the "Interim Financing") which was non-recourse to the Company and the Operating Partnership and was secured by cross-collateralized and cross-defaulted first mortgage liens on nine of the Initial Properties.

o Approximately $33 million of the net proceeds of the Offering were used by the Operating Partnership to purchase two properties, 303 Glenoaks and 12501 East Imperial Highway.

o The Company used a portion of the proceeds of the Offering and the Interim Financing to repay approximately $370 million of mortgage debt secured by the Initial Properties and indebtedness outstanding under lines of credit assumed by the Operating Partnership in the Formation Transactions.

2.  Basis of Presentation and Summary of Other Significant
Accounting Policies

Arden Realty, Inc.

      The  accompanying consolidated financial statements of  the
Company  include  the accounts of the Company and  the  Operating
Partnership.    All   significant   intercompany   balances   and
transactions have been eliminated in consolidation.

      The minority interests at June 30, 1997 represented a limited partnership interest in the Operating Partnership of approximately 12%.

Arden Predecessors

      The Arden Predecessors were not a legal entity but rather a combination of partnerships and an affiliated real estate management corporation. The properties and entities were all managed by Messrs. Ziman and Coleman. In those instances where the financial interests held by Messrs. Ziman, Coleman, Gilbert and their affiliates were also controlling interests, the entities have been combined in the accompanying financial statements. Minority interests have been recorded for those entities that the affiliated Participants controlled but were not wholly-owned. Where controlling interests were not held by these affiliated Participants, or the affiliated Participants did not have unilateral right to refinance the debt on the property, the entities were accounted for as investments in noncombined entities utilizing the equity method of accounting.

3.  Mortgage Loans Payable and Credit Facilities

      On June 11, 1997, the Company refinanced, through a special purpose subsidiary, its existing $175 million mortgage financing with a new $175 million mortgage financing (the "Mortgage Financing") from an affiliate of Lehman Brothers. The Mortgage Financing is non-recourse and secured by fully cross-collateralized and cross-defaulted first mortgage liens on 18 of the Company's Properties (the "Mortgage Financing Properties") and has a fifteen year term. The Mortgage Financing bears interest at a fixed rate of 7.52%, is anticipated to be repaid in seven years and requires monthly payments of interest only with all principal due in a balloon payment at maturity. If the Mortgage Financing is not repaid or refinanced within seven years, the interest rate increases by at least 2% and all excess cash flow from the Mortgage Financing Properties must be used to pay down principal. The Mortgage Financing documentation requires the Company to maintain a reserve of $4 million and to comply with certain customary financial covenants, ongoing operational restrictions, and certain cash management procedures. In addition, the Mortgage Financing prohibits prepayment for approximately three years from its origination.

      On May 5, 1997, the Company entered into a revolving credit
agreement  with  Wells Fargo Bank (The "Bridge  Facility").   The
Bridge Facility was unsecured, with a total commitment of $110,000,000.

      On June 11, 1997, the Company amended its then-existing credit facility with a $300 million unsecured line of credit (the "Amended Credit Facility") from a group of banks led by Wells Fargo Bank (the "Lenders"). The interest rate of the Amended Credit Facility ranges between LIBOR plus 1.2% and LIBOR plus 1.45% depending on the leverage ratio of the Company. Once the Company achieves an unsecured investment grade debt rating, the interest rate may be lowered to between LIBOR plus 0.9% and LIBOR plus 1.15% depending on such debt rating. Under certain circumstances, the Company has the option to convert the interest rate from LIBOR to the prime rate plus 0.5%. The aggregate outstanding balance on the Amended Credit Facility was $183,900,000 as of June 30, 1997. The Amended Credit Facility has been and will be used, among other things, to finance the acquisition of properties, provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. The outstanding principal balance is due on June 1, 2000. The LIBOR rate was 5.7% and 5.6% at June 30, 1997 and December 31, 1996, respectively.

       The Amended Credit Facility is subject to customary conditions to borrowing, contains representations and warranties and defaults customary in REIT financings, and contains financial covenants, including requirements for a minimum tangible net worth, maximum liabilities to asset values, and minimum interest, unsecured interest and fixed charge coverage ratios (all calculated as defined in the Amended Credit Facility documentation) and requirements to maintain a pool of unencumbered properties which meet certain defined characteristics and are approved by the Lenders. The Amended Credit Facility also contains restrictions on, among other things, indebtedness, investments, distributions, liens and mergers.

     Pursuant to a separate agreement, Wells Fargo advanced $28.7 million, of which $2 million was advanced subsequent to June 30, 1997, to the Company (the "Secured Advance"). This advance, which was secured by two Properties, accrued interest at the Wells Fargo Prime Rate and matured on July 10, 1997 at which time the Company repaid the Secured Advance with a $28.7 million draw on the Amended Credit Facility. The Wells Fargo Prime Rate was 8.5% at June 30, 1997.

      The Company also has an unsecured line of credit with a total commitment of $10,000,000 from City National Bank (the "City National Credit Facility"). The City National Credit Facility accrues interest at the City National Bank Prime Rate less 0.875%, and is scheduled to mature on August 1, 1998. The City National Credit Facility is used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. At June 30, 1997 the aggregate outstanding balance on the City National Credit Facility was $10,000,000. The City National Bank Prime Rate was 8.5% at June 30, 1997.

     Effective January 2, 1997, the Company entered into interest rate floor and cap transactions with a notional amount of $155 million (collectively, the "Swap Agreement"), to convert floating rate liabilities to fixed rate liabilities. The Swap Agreement enables the Company to fix the LIBOR portion of its floating rate liabilities at 6.6% through March 2004.

Subsequent Event:

     In July 1997, the Company assumed a $5,000,000 mortgage note
payable  in  connection with the acquisition of 299 Euclid.   The
note bears interest of 7%, requires monthly payments of interest only, and matures on July 1, 2002.

4.   Commercial  Office  Properties and Furniture,  Fixtures  and
Equipment

       In March 1997, the Company completed a series of transactions to acquire four office properties located in California, including a 109,187 square foot building located in Glendale from a related party for $10.2 million, an 80,014 square foot building in Woodland Hills for $7.5 million, a 135,415 square foot building in Whittier for $14.3 million, and a 155,189 square foot building in Bakersfield for $19.5 million. The Company plans to spend approximately $4 million on renovations over the next 15 months on the property located in Glendale. These acquisitions were funded with existing working capital, proceeds from the mortgage financing payable to Lehman Brothers and draws from the City National Credit Facility. In addition, 26,880 OP Units valued at approximately $763,000 were issued in conjunction with the purchase of the property located in Bakersfield.

      In April 1997, the Company purchased four office properties located in California, including a 43,063 square foot building located in Woodland Hills for approximately $5.2 million, a 51,828 square foot building in Sherman Oaks for approximately $6.7 million, a 92,486 square foot building in West Los Angeles for approximately $10.6 million and a 202,830 square foot building in Gardena for approximately $19.1 million. These acquisitions were funded with proceeds from the mortgage financing payable to Lehman Brothers and draws from the Credit Facility.

      In May 1997, the Company purchased two office properties located in California, including a 417,463 square foot office building in Beverly Hills for approximately $59.1 million and a 61,333 square foot office property in Bakersfield for approximately $7.5 million. These acquisitions were funded with proceeds from the Bridge Facility.

      In  June 1997, the Company purchased a 597,550 square  foot office  property in La Palma, California for approximately  $80.2
million.   This  acquisition was funded with  proceeds  from  the
secured loan with Wells Fargo Bank.

Subsequent Events:

      In July 1997, the Company purchased five office properties located in California, including a 73,400 square foot office property in Pasadena for approximately $7.3 million, a 63,925 square foot office property in Gardena for approximately $4.5 million, a 223,731 square foot office property in Torrance for approximately $25.2 million, a 107,653 square foot office
property               in               Oxnard                for
approximately $14.1 million, and a 105,436 square foot office property in Torrance for approximately $11.8 million. These acquisitions were funded with existing working capital, proceeds from the Secured Advance with Wells Fargo Bank, the assumption of a $5,000,000 mortgage note payable and proceeds from the Secondary Offering (as defined in Note 5).

       In August 1997, the Company purchased three office properties located in California, including a 115,061 square foot office property in Irvine for approximately $7.3 million, a 172,900 square foot office property in Laguna Niguel for approximately $28.3 million, and a 103,506 square foot office property in Santa Monica for approximately $11.8 million. These acquisitions were funded with existing working capital, proceeds from the Bridge Facility, and proceeds from the Secondary Offering (as defined in Note 5).


5.  Stockholders Equity

      In  March 1997, options to purchase 13,333 shares of Common
Stock were exercised.

      On  March 28, 1997, the Operating Partnership issued 26,880
OP Units valued at approximately $763,000 in connection with the acquisition of the property located in Bakersfield, California.

      Net income per share was calculated using the weighted average number of shares outstanding of 21,885,073 and 21,901,655 for the three months and six months ended June 30, 1997, respectively.

      In  February 1997, the Financial Accounting Standards Board
(FASB), issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" which is required to be adopted on December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This will not have a material impact on primary earnings per share for the six months and three months ended June 30, 1997.

Subsequent Event:

      On July 23, 1997, the Company completed a second public offering (the "Secondary Offering") of 12,000,000 shares of Common Stock. The Secondary Offering price was $26.125 per share resulting in gross proceeds of $313,500,000. Also, on July 23, 1997, the underwriters exercised their overallotment option and, accordingly, the Company issued an additional 1,750,000 shares of Common Stock and received gross proceeds of $45,718,750. The aggregate proceeds to the Company, net of underwriters' discount and offering costs aggregating $18,588,000, were approximately $340,631,000.

ITEM 2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Overview
       The following discussion relates to the consolidated financial statements of the Company and the combined financial statements of the Arden Predecessors, and should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the period October 9, 1996 to December 31, 1996 for the Company and for the period January 1, 1996 to October 8, 1996 for the Arden Predecessors.

     During the first six months of 1997, the Company acquired 11 office properties for approximately $240 million, encompassing approximately 1,946,000 square feet. Through these acquisitions, the Company increased total assets to $801.5 million, including real estate assets of $770.5 million (net of accumulated depreciation) at June 30, 1997.

      The Company expects that a significant part of its revenue growth in the next one to two years will come from additional property acquisitions. The Company also believes that, if the Southern California office rental market continues to improve, occupancy and rental rate increases will become a substantial part of its revenue growth over time.

Results of Operations

      Comparison of the six months ended June 30, 1997 to the six months ended June 30, 1996. In order for a meaningful analysis of the financial statements to be made, the revenues and expenses for the noncombined entities for the six months ended June 30, 1996 have been included as though they were combined in the following analysis. Intercompany management fees relating to the noncombined entities of $435,000 have been eliminated.

   Six months ended June 30, 1997 compared to six months ended June 30, 1996
                             (in thousands except percentage data)
                                     Six Months Ended
                                          June 30,      Dollar  Percent
                                     1997        1996   Change   Change
Revenue
 Revenues from rental operations:
   Rental                            $48,503  $27,341   $21,162    77%
   Tenant reimbursements               1,889    1,732       157     9
   Parking, net of expense             3,222    2,261       961    43
   Other rental operations             1,006      567       439    77
                                      54,620   31,901    22,719    71
 Other income                            113      686      (573)  (84)
     Total revenues                  $54,733  $32,587   $22,146    68%

Expenses
 Property expenses:
   Repairs and maintenance           $ 6,375    3,178     3,197   101%
   Utilities                           5,369    2,858     2,511    88
   Real estate taxes                   3,013    1,832     1,181    64
   Insurance                             864    1,681      (817)  (49)
   Ground rent                           103       97         6     6
   Marketing and other                 1,714    1,465       249    17
     Total property expenses         $17,438   11,111     6,327    57
 General and administrative            1,849      830     1,019   123
 Interest                              8,907   19,058   (10,151)  (53)
 Depreciation and amortization         8,020    4,709     3,311    70
     Total expenses                  $36,214  $35,708   $   506     1%

     Rental revenue increased approximately $21.1 million or 77% for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Rental revenue from the properties acquired in 1996 increased approximately $15.6 million for the six months ended June 30, 1997 compared to the prior year, reflecting a full six months of rental revenue from such properties. Rental revenue from properties acquired in the first half of 1997 was $4.7 million for the six months ended June 30, 1997. Rental revenue from the properties owned for all of 1996 and 1997 increased approximately $800,000 for the six months ended June
30, 1997 compared to the prior year, primarily resulting from increased occupancy.

      Tenant reimbursements increased $157,000 or 9% for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Tenant reimbursements from the properties acquired in 1996 increased approximately $428,000 for the six months ended June 30, 1997 compared to the prior year. Tenant reimbursements from the properties acquired in the first half of 1997 were $70,000 for the six months ended June 30, 1997. Tenant reimbursements from the properties owned for all of 1996 and 1997 decreased approximately $341,000 for the six months ended June 30, 1997 compared to the prior year, as a result of resetting base years for leases that were renewed or retenanted, and reductions in reimbursable property expenses.

      Parking revenue increased by $961,000 or 43% for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Parking revenue from the properties acquired in 1996 increased approximately $563,000 for the six months ended June 30, 1997 compared to the prior year. Parking revenue from the properties acquired in the first half of 1997 was $213,000 for the six months ended June 30, 1997. Parking revenue from the properties owned for all of 1996 and 1997 increased approximately $185,000 for the six months ended June 30, 1997 compared to the prior year primarily resulting from increased occupancy.

     Other rental operations, consisting primarily of miscellaneous tenant charges such as after hours utility and HVAC charges, increased by $439,000 or 77% for the six months ended June 30, 1997 compared to the prior year. The increase in other rental operations associated with the properties acquired in 1996 was $393,000. Other rental operations revenues from the properties purchased in the first half of 1997 were $29,000. Other rental operations revenues from the properties owned for all of 1996 and 1997 decreased approximately $17,000.

      Other income decreased by $573,000 due to decreases in management fees from third party-owned properties and interest income from restricted cash balances.

      For the six months ended June 30, 1997, total property expenses were $17.4 million, or 32% of revenues from rental operations, compared with total property expenses of $11.1 million or 35% of revenues from rental operations for the six months ended June 30, 1996. The increase in total property expenses associated with the properties acquired in 1996 was $5.1 million, reflecting a full six months of property expenses from such properties. Property expenses from properties acquired in the first half of 1997 were $1.4 million. Property expenses from the properties owned for all of 1996 and 1997 decreased approximately $200,000 for the six months ended June 30, 1997 compared to the prior year. This decrease in total property expenses resulted from a decrease in insurance costs due to a more favorable insurance policy.

       General and administrative expenses increased by approximately $1.0 million or 123% for the six months ended June 30, 1997 compared to the prior year, resulting from increased management and administrative costs associated with the increased portfolio size and the operations of the Company as a public real estate investment trust.

     Interest expense decreased by approximately $10.2 million or 53% for the six months ended June 30, 1997 compared to the six months ended June 30, 1996, primarily as a result of the decrease in mortgage loans payable during 1997.

      Depreciation and amortization increased by $3.3 million or 70%, primarily due to 1996 and 1997 acquisitions.

     The following is a comparison of property operating data for
17  of  the properties which were owned for the six months  ended
June  30,  1997  and June 30, 1996 ("Same Store Properties")  (in
thousands):
                                    Six Months Ended
                                        June 30,      Dollar   Percent
                                     1997       1996  Change   Change

  Revenues from rental operations $25,128    $24,470   $658      3%

  Property expenses                 8,131      8,340   (209)    (3)

  Net                             $16,997    $16,130   $867      5%


     Comparison of the three months ended June 30, 1997 to the three months ended June 30, 1996. In order for a meaningful analysis of the financial statements to be made, the revenues and expenses for the noncombined entities for the three months ended June 30, 1996 have been included as though they were combined in the following analysis. Intercompany management fees relating to the noncombined entities of $232,000 have been eliminated.

 Three months ended June 30, 1997 compared to three months ended
                          June 30, 1996
              (in thousands except percentage data)

                                    Three Months Ended
                                         June 30,         Dollar  Percent
                                    1997          1996    Change  Change
Revenue
  Revenues from rental operations:
    Rental                         $ 26,611   $ 14,870    $11,741   79%
    Tenant reimbursements               931        974        (43)  (4)
    Parking, net of expense           1,732      1,119        613   55
    Other rental operations             430        392         38   10
                                     29,704     17,355     12,349   71
  Other income                           59        304       (245) (81)
     Total revenues                  29,763     17,659     12,104   69

Expenses
  Property expenses:
    Repairs and maintenance           3,534      1,738      1,796  103%
    Utilities                         2,946      1,721      1,225   71
    Real estate taxes                 1,635        875        760   87
    Insurance                           480        809       (329) (41)
    Ground rent                          52         50          2    4
    Marketing and other                 897        733        164   22
      Total property expenses         9,544      5,926      3,618   61
  General and administrative            931        466        465  100
  Interest                            5,883     10,266     (4,383) (43)
  Depreciation and amortization       4,458      2,313      2,145   93
     Total expenses                $ 20,816    $18,971    $ 1,845   10%

     Rental revenue increased approximately $11.7 million or 79% for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. Rental revenue from the properties acquired in 1996 increased approximately $6.6 million for the three months ended June 30, 1997 compared to the prior year, reflecting a full three months of rental revenue from such properties. Rental revenue from properties acquired in the first half of 1997 was $4.6 million for the three months ended June 30, 1997. Rental revenue from the properties owned for all of 1996 and 1997 increased approximately $500,000 for the three months ended June 30, 1997 compared to the prior year, primarily resulting from increased occupancy.

      Tenant reimbursements decreased $43,000 or 4% for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. Tenant reimbursements from the properties acquired in 1996 increased approximately $127,000 for the three
months       ended       June       30,       1997       compared
to the prior year. Tenant reimbursements from the properties acquired in the first half of 1997 were $70,000 for the three months ended June 30, 1997. Tenant reimbursements from the properties owned for all of 1996 and 1997 decreased approximately $240,000 for the three months ended June 30, 1997 compared to the prior year, as a result of resetting base years for leases that were renewed or retenanted, and reductions in reimbursable property expenses.

      Parking revenue increased by $613,000 or 55% for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. Parking revenue from the properties acquired in 1996 increased approximately $267,000 for the six months ended June 30, 1997 compared to the prior year. Parking revenue from the properties acquired in the first half of 1997 was $212,000 for the three months ended June 30, 1997. Parking revenue from the properties owned for all of 1996 and 1997 increased approximately $134,000 for the three months ended June 30, 1997 compared to the prior year primarily resulting from increased occupancy.

     Other rental operations, consisting primarily of miscellaneous tenant charges such as after hours utility and HVAC charges, increased by $38,000 or 10% for the three months ended June 30, 1997 compared to the prior year. The increase in other rental operations associated with the properties acquired in 1996 was $128,000. Other rental operations revenues from the properties purchased in the first half of 1997 were $28,000. Other rental operations revenues from the properties owned for all of 1996 and 1997 decreased approximately $118,000 primarily due to a decrease in non-recurring tenant charges for the three months ended June 30, 1997 compared to the prior year.

      Other income decreased by $245,000 due to decreases in management fees from third party-owned properties and interest income from restricted cash balances.

      For the three months ended June 30, 1997, total property expenses were $9.5 million, or 32% of revenues from rental operations, compared with total property expenses of $5.9 million or 34% of revenues from rental operations for the three months ended June 30, 1996. The increase in total property expenses associated with the properties acquired in 1996 was $2.4 million, reflecting a full three months of property expenses from such properties. Property expenses from properties acquired in the first half of 1997 were $1.4 million. Property expenses from the properties owned for all of 1996 and 1997 decreased approximately $200,000 for the three months ended June 30 1997 compared to the prior year. This decrease in total property expenses resulted from a decrease in insurance costs due to a more favorable insurance policy.

       General and administrative expenses increased by approximately $465,000 or 100% for the three months ended June 30, 1997 compared to the prior year, resulting from increased management and administrative costs associated with the increased portfolio size and the operations of the Company as a public real estate investment trust.

     Interest expense decreased by approximately $4.4 million or 43% for the three months ended June 30, 1997 compared to the three months ended June 30, 1996, primarily as a result of the decrease in mortgage loans payable during 1997.

      Depreciation and amortization increased by $2.1 million or 93%, primarily due to 1996 and 1997 acquisitions.

     The following is a comparison of property operating data for 17 of the properties which were owned for the six months ended
June 30, 1997 and June 30, 1996 ("Same Store Properties") (in thousands):


                                 Three Months Ended
                                     June 30,         Dollar    Percent
                                 1997          1996   Change    Change
Revenue from rental operations   $12,638    $12,379    $259       2%

Property expenses                  4,117      4,305    (188)     (4)

Net                             $  8,521   $  8,074    $447       6%

Liquidity and Capital Resources

      On June 11, 1997, the Company refinanced, through a special purpose subsidiary, its existing $175 million mortgage financing with the new $175 million Mortgage Financing from an affiliate of Lehman Brothers. The Mortgage Financing is non-recourse and secured by fully cross-collateralized and cross-defaulted first mortgage liens on 18 Mortgage Financing Properties and has a fifteen year term. The Mortgage Financing bears interest at a fixed rate of 7.52%, is anticipated to be repaid in seven years and requires monthly payments of interest only with all principal due in a balloon payment at maturity. If the Mortgage Financing is not repaid or refinanced within seven years, the interest rate increases by at least 2% and all excess cash flow from the Mortgage Financing Properties must be used to pay down principal. The Mortgage Financing documentation requires the Company to comply with certain customary financial covenants, ongoing operational restrictions, and certain cash management procedures. In addition, the Mortgage Financing prohibits prepayment for approximately three years from its origination.

     On May 5, 1997, the Company entered into its Bridge Facility with Wells Fargo Bank. The Bridge Facility was unsecured, with a total commitment of $110,000,000. On June 11, 1997, the Company amended its then existing credit facility with the Amended Credit Facility from a group of banks led by Wells Fargo (the "Lenders"). The interest rate of the Amended Credit Facility ranges between LIBOR plus 1.2% and LIBOR plus 1.45% depending on the leverage ratio of the Company. Once the Company achieves an investment grade unsecured debt rating, the interest rate may be lowered to between LIBOR plus 0.9% and LIBOR plus 1.15% depending on such debt rating. Under certain circumstances, the Company has the option to convert the interest rate from LIBOR to the prime rate plus 0.5%. As of June 30, 1997, approximately $14 million was available under the Amended Credit Facility. The Amended Credit Facility has been and will be used, among other things, to finance the acquisition of properties, provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. The outstanding principal balance is due on June 1, 2000. In July 1997, proceeds of $212,600,000 from the Company's Secondary Offering were used to pay down the aggregate outstanding balance on the Amended Credit Facility.

       The Amended Credit Facility is subject to customary conditions to borrowing, contains representations and warranties and defaults customary in REIT financings, and contains financial covenants, including requirements for a minimum tangible net worth, maximum liabilities to asset values, and minimum interest, unsecured interest and fixed charge coverage ratios (all calculated as defined in the Amended Credit Facility documentation) and requirements to maintain a pool of unencumbered properties which meet certain defined characteristics and are approved by the Lenders. The Amended Credit Facility also contains restrictions on, among other things, indebtedness, investments, distributions, liens and mergers.

     Pursuant to a separate agreement, Wells Fargo advanced $28.7 million, of which $2 million was advanced subsequent to June 30, 1997, to the Company. This advance, which was secured by two Properties, accrued interest at the Wells Fargo Prime Rate and matured on July 10, 1997 at which time the Company repaid the advance with a $28.7 million draw on the Amended Credit Facility.

      The Company also has an unsecured line of credit with a total commitment of $10,000,000 from City National Bank. One June 30, 1997 the aggregate outstanding balance was $10,000,000. The City National Credit Facility accrues interest at the City National Bank Prime Rate less 0.875%, and is scheduled to mature on August 1, 1998. The City National Credit Facility has and will be used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. On July 23, 1997 the Company repaid the outstanding balance of $10,000,000 on the City National Credit Facility with proceeds from the Company's Secondary Offering.

      On  July  23,  1997,  the Company completed  the  Secondary
Offering of 12,000,000 shares of Common Stock. The Secondary Offering price was $26.125 per share resulting in gross proceeds of $313,500,000. Also, on July 23, 1997, the underwriters exercised their overallotment option and, accordingly, the Company issued an additional 1,750,000 shares of Common Stock and received gross proceeds of $45,718,750. The aggregate proceeds to the Company, net of underwriters' discount and offering costs aggregating $18,588,000 were approximately $340,631,000. Proceeds from the Company's Secondary Offering were used to pay down the Company's Amended Credit Facility, City National Credit Facility, and to acquire additional office properties.

      The Company expects to continue meeting its short-term liquidity requirements generally through its working capital and net cash provided by operating activities. The Company believes that its net cash provided by operating activities will continue to be sufficient to allow the Company to make any distributions necessary to enable the Company to continue quality as a REIT. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

      The Company expects to meet certain long-term liquidity requirements such as property acquisitions, scheduled debt maturates, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company also expects to use the remaining funds available under the Amended Credit Facility to fund acquisitions, development activities and capital improvements on an interim basis.

PART II - Other Information

Item 1.  Legal Proceedings - None

Item 2.   Changes in Securities

     In March 1997, the Operating Partnership issued 26,880 OP Units as partial consideration in the acquisition of the property located in Bakersfield, California. Holders of the OP Units may redeem part or all of their OP Units for cash, or at the election of the Company, exchange such OP Units for shares of Common Stock on a one-for-one basis. This redemption/exchange right may not be exercised prior to January 2, 1998.

     The issuance of OP Units pursuant to the above described acquisitions constitutes a private placement of securities which is exempt from the registration requirements of the Securities act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.

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

10.2 1996 Stock Option and Incentive Plan as filed as an exhibit to Registration Statement on Form S-11 (No. 333-
          8163) and incorporated herein by reference.

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

10.8 Credit Facility documentation consisting of First Amended and Restated Revolving Credit Agreement by and among the Operating Partnership and Chase Manhattan Bank, Lehman
          Brothers Realty Corporation and Wells Fargo Bank as filed as an exhibit to Registration Statement on Form S-11 (No. 333-30059) and incorporated herein by reference.

10.9 Mortgage Financing documentation consisting of Loan Agreement by and between the Company's special purpose financing subisidary and Lehman Brothers Realty Corporation (the Loan Agreement includes the Mortgage Note, Dead of Trust, and form of Tenant Estoppel Certificate and Agreement as exhibits) as filed as an exhibit to Registration Statement of Form S-11 (No. 333-30059) and incorporated herein by reference.

11.1      Computation of Fully-Diluted Earnings Per Share.

27        Financial Data Schedule


     (b) Reports on Form 8-K

      A report on Form 8-K dated May 22, 1997 (as amended by Form 8-K/A dated July 8, 1997) was filed which included information regarding Items 2 and 7. Included in Item 7 were financial statements, pro forma information and exhibits. The Form 8-K was filed in connection with the Company's acquisition of nine suburban office properties.

      A report on Form 8-K dated July 9, 1997 was filed which included information regarding Items 2, 5, and 7. Included in
Item 7 were financial statements, pro forma information and exhibits. The Form 8-K was filed in connection with the Company's acquisition of two suburban office properties.

      A report on Form 8-K dated July 31, 1997 was filed which included information regarding Items 2 and 7. Included in Item 7 were financial statements, pro forma information and exhibits.
The Form 8-K was filed in connection with the Company's acquisition of eight suburban office properties.


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

Date:  August 14, 1997
                               27