Form 10-Q
period 1997-09-30
ARDEN REALTY INC
filed 1997-11-12
CIK 1013794

Securities and Exchange Commission

                     Washington, D.C. 20549


                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

                               or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to
          ______________

Commission file number 1-12193

                       ARDEN REALTY, INC.
     (Exact name of registrant as specified in its charter)

        Maryland                            95-4578533
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

   9100 Wilshire Boulevard                     90212
  East Tower, Suite 700                      (Zip Code)
Beverly Hills, California
(Address of principal executive offices)

Registrant's telephone number, including area code:  (310) 271-8600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No

The number of shares of the registrant's common stock, $.01 par value, outstanding as of November 10, 1997: 35,442,833 shares.

Part I - Financial Information

ITEM 1.   FINANCIAL STATEMENTS

                       Arden Realty, Inc.
                   Consolidated Balance Sheets
               (in thousands, except share amounts)
                                 September 30, 1997  December 31, 1996
     Assets                           (Unaudited)
Commercial office properties:
   Land                                $ 226,518        $ 116,513
   Buildings and improvements            709,937          417,970
   Tenant improvements                    18,627           12,224
                                         955,082          546,707
   Less: accumulated depreciation        (29,543)         (17,139)
                                         925,539          529,568
Cash and cash equivalents                  6,945            7,632
Restricted cash                            4,000               --
Rent and other receivables                 3,932            2,293
Mortgage notes receivable - net           14,392               --
Deferred rent                              8,033            6,069
Leasing commissions, net of accumulated
  amortization of $1,381 and
  $766, respectively                       5,772            3,160
Prepaid financing costs, net of
   accumulated amortization of
   $591 and $93, respectively              5,224              853
Prepaid expenses and other assets          4,264            1,681
     Total assets                      $ 978,101        $ 551,256
Liabilities
Mortgage loans payable                 $ 180,000        $ 104,000
Unsecured lines of credit                 45,900           51,000
Accounts payable and accrued expenses     17,013            6,178
Security deposits                          5,986            3,590
Dividends and distributions payable       14,177            8,844
   Total liabilities                     263,076          173,612

Minority interests in
   Operating Partnership                  47,178           45,667

Stockholders' Equity
Preferred stock, $.01 par value,
  20,000,000 shares authorized,
  none issued                                 --               --
Common stock, $.01 par value,
   100,000,000 shares authorized,
   35,442,833 and 21,679,500 issued
   and outstanding                           354              217
Additional paid-in capital               667,493          337,432
Accumulated deficit                           --           (5,672)
   Total stockholders' equity            667,847          331,977

   Total liabilities and
      stockholders' equity             $ 978,101        $ 551,256

                     See accompanying notes.

     Arden Realty, Inc. Consolidated Statement of Operations
                               and
       Arden Predecessors Combined Statement of Operations
                           (Unaudited)
             (in thousands except per share amounts)

                                     Arden         Arden        Arden         Arden
                                   Realty, Inc.   Predecessors  Realty, Inc.  Predecessors
                                          For the Three            For the Nine
                                          Months Ended             Months Ended
                                   September 30,  September 30,  September 30, September 30,
                                       1997           1996          1997          1996

Revenues
  Revenues from rental operations:
       Rental                       $ 32,237      $ 11,926        $ 80,740      $ 31,330
       Tenant reimbursements           1,704           834           3,593         2,259
       Parking, net of expenses        2,045         1,087           5,267         2,838
       Other rental operations           445           271           1,451           722
                                      36,431        14,118          91,051        37,149
    Other income                         450           528             563         1,598
        Total revenues                36,881        14,646          91,614        38,747
Expenses
  Property expenses:
      Repairs and maintenance          3,934         1,520          10,309         3,651
      Utilities                        3,956         1,573           9,325         3,459
      Real estate taxes                2,139           716           5,152         2,007
      Insurance                          583           776           1,447         2,279
      Ground rent                         69            45             172           135
      Marketing and other              1,056           437           2,770         1,418
         Total property expenses      11,737         5,067          29,175        12,949
    General and administrative           979           479           2,828         1,309
    Interest                           4,816        12,020          13,723        26,761
    Loss on valuation of derivative    3,111            --           3,111            --
    Depreciation and amortization      5,241         2,064          13,261         5,100
       Total expenses                 25,884        19,630          62,098        46,119

Equity in net loss of
   noncombined entities                   --          (114)             --          (208)
Income (loss) before
   minority interests                 10,997        (5,098)         29,516        (7,580)
Minority interests' share of
   loss of Arden Predecessors             --         1,228              --         1,572
Minority interests in
   Operating Partnership                (881)           --          (3,105)           --
Net income (loss)                   $ 10,116      $ (3,870)       $ 26,411      $ (6,008)

Net income per common share         $    .31                      $   1.04
Cash dividends declared             $    .40                      $   1.20
Weighted average common
   shares outstanding                 32,401                        25,440

                     See accompanying notes.

                       Arden Realty, Inc.
         Consolidated Statements of Stockholders' Equity
              (in thousands, except share amounts)
                                      Common Stock    Additional               Total
                                                      Paid-in     Accumulated  Stockholders'
                                    Shares   Amounts  Capital     Deficit      Equity
Balance at October 8, 1996            100
  Retirement of originally
     issued shares                   (100)
  Common Stock bonus
     to employees                   5,000
  Sale of Common Stock
     net of offering
     offering costs of
     $36,181                   21,674,500    $217    $397,092                  $397,309
  Distributions paid to
     Arden Predecessors                --      --     (16,554)                  (16,554)
  Allocation of minority
     interests in Operating
     Partnership                       --      --     (35,301)                  (35,301)
  Net loss                             --      --          --     $(5,672)       (5,672)
  Dividends declared and
    payable                            --      --      (7,805)         --        (7,805)
Balance at December 31, 1996   21,679,500     217     337,432      (5,672)      331,977


Common Stock issued in
   connection with the
   exercise of options             13,333      --          267         --           267
   (unaudited)
Stock option compensation
   (unaudited)                         --      --           92         --            92
Sale of Common Stock in
   Secondary Offering net
   of offering costs of
   $18,588 (unaudited)         13,750,000     137      340,494         --       340,631
Net income (unaudited)                 --      --           --     26,411        26,411
Dividend declared and
  payable (unaudited)                  --      --      (10,792)   (20,739)      (31,531)
Balance at September 30,
   1997 (unaudited)            35,442,833    $354     $667,493    $    --      $667,847

                     See accompanying notes.

     Arden Realty, Inc. Consolidated Statement of Cash Flows
                               and
       Arden Predecessors Combined Statement of Cash Flows
                           (Unaudited)
                         (in thousands)
                                        Arden Realty,      Arden
                                             Inc.        Predecessors
                                          For the Nine Months Ended
                                        September 30,  September 30,
                                             1997           1996
OPERATING ACTIVITIES:
Net income (loss)                        $ 26,411       $ (6,008)
Adjustments to reconcile net income
(loss) to net cash
   provided by operating activities:
  Minority interests in operating
     partnership                            3,105             --
  Equity in net loss of noncombined
     entities                                  --            208
  Loss allocable to minority interests
     of Arden Predecessors                     --         (1,572)
  Loss on valuation of derivative           3,111             --
  Depreciation and amortization            13,261          5,100
  Amortization of loan costs and fees         497            197
  Increase in rents and other receivables (16,031)        (2,337)
  Increase in deferred rent                (1,964)        (1,735)
  Increase in prepaid financing and
     leasing costs                         (8,435)        (1,174)
  Increase in prepaid expenses and
     other assets                          (2,393)        (2,119)
  Increase in accounts payable and
     accrued expenses                       7,724          1,972
  Increase in deferred interest
                                               --         10,362
  Increase in security deposits             2,396            573
Net cash provided by operating
   activities                              27,682          3,467

INVESTING ACTIVITIES:
Acquisitions of and improvements to
   commercial office properties          (407,613)      (119,129)

FINANCING ACTIVITIES:
Proceeds from mortgage loans              251,000        120,485
Repayment of mortgage loans              (175,000)        (5,002)
Proceeds from secured line of credit       26,700             --
Repayment of secured line of credit       (26,700)            --
Proceeds from unsecured lines of
   credit                                 233,900          4,839
Repayments of unsecured lines of
   credit                                (239,000)        (2,264)
Proceeds from issuance of Common
   Stock, net of offering costs               267             --
Proceeds from Secondary Offering, net
   of offering costs                      340,631             --
Increase in restricted cash                (4,000)        (3,474)
Contributions from minority interests          --          1,000
Distributions to minority interests        (3,395)           (63)
Owners' contributions                          --          2,700
Owners' distributions                          --         (1,545)
Dividends paid                            (25,159)            --
Net cash provided by financing
   activities                             379,244        116,676
Net (decrease) increase in cash and
   cash equivalents                          (687)         1,014
Cash and cash equivalents at beginning
   of period                                7,632            790
Cash and cash equivalents at end of
   period                                $  6,945       $  1,804
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Cash paid during the period for
interest, net of interest capitalized    $ 12,668       $ 14,856

                        See accompanying notes.

                       Arden Realty, Inc.
                               and
                       Arden Predecessors

                  Notes to Financial Statements
                           (Unaudited)

      The consolidated financial statements of Arden Realty, Inc. (the "Company") and the combined financial statements of the Arden Predecessors included herein have been prepared in accordance with Securities and Exchange Commission Regulations and therefore do not include all disclosures required under generally accepted accounting principles. Reference is made to the audited financial statements filed with Form 10-K for the period October 9, 1996 to December 31, 1996 for the Company and for the period January 1, 1996 to October 8, 1996 for the Arden Predecessors with respect to significant accounting and financial reporting policies as well as other pertinent information of the Company and the Arden Predecessors. The financial statements reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

1.  Organization and Formation of the Company

      Arden Realty, Inc., through its controlling interest in Arden Realty Limited Partnership (the "Operating Partnership"), is engaged in the ownership, acquisition, management, renovation, operation, and leasing of commercial office properties located in Southern California. As of September 30, 1997 the Company's portfolio of properties included 58 office properties (collectively the "Properties").

      The Company was incorporated in Maryland in May 1996 and formed to continue and expand the real estate business of Arden Realty Group, Inc. and a group of affiliated entities (the "Arden Predecessors"). On October 9, 1996, the Company completed an initial public offering (the "Offering") of 18,847,500 shares of $.01 par value common stock (the "Common Stock"). The Offering price was $20.00 per share, resulting in gross proceeds of $376,950,000. Also on October 9, 1996, the underwriters exercised their overallotment option and, accordingly, the Company issued an additional 2,827,000 shares of Common Stock and received gross proceeds of $56,540,000. The aggregate proceeds to the Company, net of underwriters' discount, advisory fees and offering costs aggregating $36,181,000, were approximately $397,309,000.

      Concurrently with the consummation of the Offering, the Company and the Operating Partnership, together with the partners and members of the Arden Predecessors (collectively, the "Participants"), engaged in certain formation transactions (the "Formation Transactions") which, among other things, resulted in the acquisition by the Company and Operating Partnership of 24 of the 58 Properties (the "Initial Properties").
     The Formation Transactions included the following:

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

     The Company, through the Operating Partnership, borrowed, from an affiliate of Lehman Brothers, a $57 million aggregate principal amount under a one year interim loan (the "Interim Financing") which was non-recourse to the Company and the Operating Partnership and was secured by cross-collateralized and cross-defaulted first mortgage liens on nine of the Initial Properties.

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

      The  minority interests for the nine months ended September
30,   1997  represented  limited  partnership  interests  in  the
Operating Partnership of approximately 10.5%.

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

3.   Mortgage Note Receivable

  In September 1997, the Company purchased two mortgage notes receivable, secured by a single commercial office property, with an aggregate balance of approximately $17,550,000, for approximately $14,400,000. The notes bear interest at the Eleventh District Cost of Funds plus 3.25% per annum, require monthly payments of principal, interest, and an additional net cash flow from the property, and mature on May 31, 2004. The Eleventh District Cost of Funds at September 30, 1997 was approximately 4.9%

4.  Mortgage Loans Payable and Credit Facilities

     On June 11, 1997, the Company refinanced, through a special purpose subsidiary, its existing $175 million mortgage financing with a new $175 million mortgage financing (the "Mortgage Financing") from an affiliate of Lehman Brothers. The Mortgage Financing is non-recourse and secured by fully cross-collateralized and cross-defaulted first mortgage liens on 18 of the Company's Properties (the "Mortgage Financing Properties") and has a twenty year term. The Mortgage Financing bears interest at a fixed rate of 7.52%, is anticipated to be repaid in seven years and requires monthly payments of interest only with all principal due in a balloon payment at maturity. If the Mortgage Financing is not repaid or refinanced within seven years, the interest rate increases by at least 2% and all excess cash flow from the Mortgage Financing Properties must be used to pay down principal. The Mortgage Financing documentation requires the Company to maintain a reserve of $4 million and to comply with certain customary financial covenants, ongoing operational restrictions, and certain cash management procedures. In addition, the Mortgage Financing prohibits prepayment for approximately three years from its origination.

     On May 5, 1997, the Company entered into a revolving credit agreement with Wells Fargo Bank (the "Bridge Facility"). The
Bridge Facility was unsecured, with a total commitment of $110,000,000. The Company repaid the entire balance on the Bridge Facility with a draw on the Amended Credit Facility.

     On June 11, 1997, the Company amended its then-existing credit facility (the "Credit Facility") with a $300 million unsecured line of credit (the "Amended Credit Facility") from a group of banks led by Wells Fargo Bank (the "Lenders"). The interest rate of the Amended Credit Faptember 30, 1996. Tenant reimbursements from the properties acquired in 1996 increased approximately $740,000 for the nine months ended September 30, 1997 compared to the prior year.
Tenant reimbursements from the properties acquired in the first nine months of 1997 were $334,000 for the nine months ended September 30, 1997. Tenant reimbursements from the properties owned for all of 1996 and 1997 decreased approximately $193,000 for the nine months ended September 30, 1997 compared to the prior year, as a result of resetting base years for leases that were renewed or retenanted, offset in part by 1996 tenant reimbursement revenue recognized in 1997.

     Parking revenue increased approximately $1.7 million or 47% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Parking revenue from the properties acquired in 1996 increased approximately $801,000 for the nine months ended September 30, 1997 compared to the prior year. Parking revenue from the properties acquired in the first nine months of 1997 was $625,000 for the nine months ended September 30, 1997. Parking revenue from the properties owned for all of 1996 and 1997 increased approximately $267,000 for the nine months ended September 30, 1997 compared to the prior year, primarily resulting from increased occupancy.

     Other rental operations, consisting primarily of miscellaneous tenant charges such as after hours utility and HVAC charges, increased by $470,000 or 48% for the nine months ended September 30, 1997 compared to the prior year. The increase in other rental operations associated with the properties acquired in 1996 was $376,000. Other rental operations revenues from the properties purchased in the first nine months of 1997 were $178,000. Other rental operations revenues from the properties owned for all of 1996 and 1997 decreased approximately $84,000 due to a decrease in non-recurring tenant charges for the nine months ended September 30, 1997 compared to the prior year.

     Other income decreased $499,000 due to decreases in management fees from third party-owned properties and interest income from restricted cash balances.

     For the nine months ended September 30, 1997, total property expenses were $29.2 million, or 32% of revenues from rental operations, compared with total property expenses of $18.1 million or 35% of revenues from rental operations for the nine months ended September 30, 1996. The increase in total property expenses associated with the properties acquired in 1996 was $7.2 million, reflecting a full nine months of property expenses from such properties. Property expenses from properties acquired in the first nine months of 1997 were $4.8 million. Property expenses from the properties owned for all of 1996 and 1997 decreased approximately $875,000 for the nine months ended September 30, 1997 compared to the prior year. This decrease in total property expenses resulted from a decrease in insurance costs due to a more favorable insurance policy.

     General and administrative expenses increased approximately $1.5 million or 116% for the nine months ended September 30, 1997 compared to the prior year, resulting from increased management and administrative costs associated with the increased portfolio size and the operations of the Company as a public real estate investment trust.

     Interest expense decreased approximately $19.6 million or 59% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, primarily as a result of the decrease in mortgage loans payable during the fourth quarter of 1996.

     Depreciation and amortization increased $5.5 million or 72%, primarily due to 1996 and 1997 acquisitions.

     The following is a comparison of property operating data for 17 of the properties which were owned for the nine months ended
September 30, 1997 and September 30, 1996 ("Same Store
Properties") (in thousands):

                                    Nine months Ended
                                      September 30,      Dollar    Percent
                                      1997       1996    Change    Change

Revenues from rental operations     $38,148   $37,266    $  882       2%
Property expenses                    12,270    13,145      (875)     (7)
Net                                 $25,878   $24,121    $1,757       7%

     Comparison of the three months ended September 30, 1997 to the three months ended September 30, 1996. In order for a meaningful analysis of the financial statements to be made, the revenues and expenses for the noncombined entities for the three months ended September 30, 1996 have been included as though they were combined in the following analysis. Intercompany management fees relating to the noncombined entities of $184,000 have been eliminated.

  Three months ended September 30, 1997 compared to three months ended September 30, 1996
               (in thousands except percentage data)

                              Three Months Ended
                                  September 30,       Dollar     Percent
                                 1997       1996      Change     Change
Revenue
  Revenues from
rental operations:
    Rental                      $ 32,237 $ 16,396    $ 15,841     97%
    Tenant reimbursements          1,704      980         724     74
    Parking, net of
       expense                     2,045    1,313         732     56
    Other rental operations          445      414          31      7
                                  36,431   19,103      17,328     91
  Other income                       450      376          74     20
     Total revenues               36,881   19,479      17,402     89%

Expenses
  Property expenses:
    Repairs and maintenance        3,934    2,159       1,775     82%
    Utilities                      3,956    2,287       1,669     73
    Real estate taxes              2,139      949       1,190    125
    Insurance                        583      861        (278)   (32)
    Ground rent                       69       48          21     44
    Marketing and other            1,056      638         418     66
      Total property expenses     11,737    6,942       4,795     69
  General and aministrative          979      479         500    104
  Interest                         4,816   14,221      (9,405)   (66)
  Loss on derivative
     valuation                     3,111       --       3,111     --
  Depreciation and
     amortization                  5,241    3,015       2,226     74
     Total expenses              $25,884  $24,657     $ 1,227      5%

     Rental revenue increased approximately $15.8 million or 97% for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. Rental revenue from the properties acquired in 1996 increased approximately $5.5 million for the three months ended September 30, 1997 compared to the prior year, reflecting a full three months of rental revenue from such properties. Rental revenue from properties acquired in the first nine months of 1997 was $10.2 million for the three months ended September 30, 1997. Rental revenue from the properties owned for all of 1996 and 1997 increased approximately $90,000 for the three months ended September 30, 1997 compared to the prior year, primarily resulting from increased occupancy and rental rates at certain properties.

     Tenant reimbursements increased $724,000 or 74% for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. Tenant reimbursements from the properties acquired in 1996 increased approximately $311,000 for the three months ended September 30, 1997 compared to the prior year.
Tenant reimbursements from the properties acquired in the first nine months of 1997 were $265,000 for the three months ended September 30, 1997. Tenant reimbursements from the properties owned for all of 1996 and 1997 increased approximately $148,000 for the three months ended September 30, 1997 compared to the prior year, due to additional 1996 tenant reimbursement income recognized in 1997, partially offset by the resetting of base years for leases that were renewed or retenanted.

        Parking revenue increased $732,000 or 56% for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. Parking revenue from the properties acquired in 1996 increased approximately $238,000 for the nine months ended September 30, 1997 compared to the prior year. Parking revenue from the properties acquired in the first nine months of 1997 was $413,000 for the three months ended September 30, 1997. Parking revenue from the properties owned for all of 1996 and 1997 increased approximately $81,000 for the three months ended September 30, 1997 compared to the prior year primarily resulting from increased occupancy.

     Other rental operations, consisting primarily of miscellaneous tenant charges such as after hours utility and HVAC charges, increased $31,000 or 7% for the three months ended
September 30, 1997 compared to the prior year. The decrease in other rental operations associated with the properties acquired in 1996 was $22,000. Other rental operations revenues from the properties purchased in the first nine months of 1997 were $149,000. Other rental operations revenues from the properties owned for all of 1996 and 1997 decreased approximately $96,000 primarily due to a decrease in non-recurring tenant charges for the three months ended September 30, 1997 compared to the prior year.

     Other income increased $74,000 due to increases in interest income from the mortgage note receivable and increased cash balances from the Company's Secondary Offering, offset in part by decreases in management fees from third party-owned properties.

     For the three months ended September 30, 1997, total property expenses were $11.7 million, or 32% of revenues from rental operations, compared with total property expenses of $6.9 million or 36% of revenues from rental operations for the three months ended September 30, 1996. The increase in total property expenses associated with the properties acquired in 1996 was $2.2 million, reflecting a full three months of property expenses from such properties. Property expenses from properties acquired in the first nine months of 1997 were $3.3 million. Property expenses from the properties owned for all of 1996 and 1997 decreased approximately $667,000 for the three months ended September 30, 1997 compared to the prior year. This decrease in total property expenses resulted from a decrease in insurance costs due to a more favorable insurance policy.

     General and administrative expenses increased by approximately $500,000 or 104% for the three months ended
September 30, 1997 compared to the prior year, resulting from increased management and administrative costs associated with the increased portfolio size and the operations of the Company as a public real estate investment trust.

     Interest expense decreased approximately $9.4 million or 66% for the three months ended September 30, 1997 compared to the three months ended September 30, 1996, primarily as a result of the decrease in mortgage loans payable during the fourth quarter of 1996.

     Depreciation and amortization increased $2.2 million or 74%, primarily due to 1996 and 1997 acquisitions.

     The following is a comparison of property operating data for 17 of the properties which were owned for the nine months ended
September 30, 1997 and September 30, 1996 ("Same Store Properties") (in thousands):

                                       Three Months Ended
                                        September 30,       Dollar   Percent
                                        1997       1996     Change   Change
Revenue from rental operations         $13,020  $12,797     $223       2%
Property expenses                        4,137    4,804     (667)    (14)
Net                                    $ 8,883  $ 7,993     $890      11%


Liquidity and Capital Resources

      On June 11, 1997, the Company refinanced, through a special purpose subsidiary, its existing $175 million mortgage financing with the new $175 million Mortgage Financing from an affiliate of Lehman Brothers. The Mortgage Financing is non-recourse and secured by fully cross-collateralized and cross-defaulted first mortgage liens on 18 Mortgage Financing Properties and has a twenty year term. The Mortgage Financing bears interest at a fixed rate of 7.52%, is anticipated to be repaid in seven years and requires monthly payments of interest only with all principal due in a balloon payment at maturity. If the Mortgage Financing is not repaid or refinanced within seven years, the interest rate increases by at least 2% and all excess cash flow from the Mortgage Financing Properties must be used to pay down principal. The Mortgage Financing documentation requires the Company to comply with certain customary financial covenants, ongoing operational restrictions, and certain cash management procedures. In addition, the Mortgage Financing prohibits prepayment for approximately three years from its origination.

      On May 5, 1997, the Company entered into its Bridge Facility with Wells Fargo Bank. The Bridge Facility was unsecured, with a total commitment of $110,000,000. The Company repaid the entire balance on the Bridge Facility with a draw from the Amended Credit Facility. On June 11, 1997, the Company amended its then existing credit facility with the Amended Credit Facility from a group of banks led by Wells Fargo (the "Lenders"). The interest rate of the Amended Credit Facility ranges between LIBOR plus 1.2% and LIBOR plus 1.45% depending on the leverage ratio of the Company.
Once the Company achieves an investment grade unsecured debt rating, the interest rate may be lowered to between LIBOR plus
0.9% and LIBOR plus 1.15% depending on such debt rating. Under certain circumstances, the Company has the option to convert the interest rate from LIBOR to the prime rate plus 0.5%. The Amended
Credit Facility has been and will be used, among other things, to finance the acquisition of properties, provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. The outstanding principal balance is due on September 1, 2000. In July 1997, proceeds of $212,600,000 from the Company's Secondary Offering were used to pay down the aggregate outstanding balance on the Amended Credit Facility.

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

     The Company also has an unsecured line of credit with a total commitment of $10,000,000 from City National Bank. On September
30, 1997 the aggregate outstanding balance was $8,100,000.  The
City National Credit Facility accrues interest at the City
National Bank Prime Rate less 0.875%, and is scheduled to mature on August 1, 1998. The City National Credit Facility has and will be used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. On July 23, 1997 the Company repaid the outstanding balance of $10,000,000 on the City National Credit Facility with proceeds from the Company's Secondary Offering.

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

Item 2.   Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a vote of Securities Holders:

        On July 8, 1997, the Company held its annual meeting of shareholders. The following directors were elected to serve until the annual meeting of shareholders in the year 2000: Carl D. Covitz, Larry S. Flax, and Kenneth B. Roath. Directors whose terms of office as a director continued after the meeting are as follows: Richard S. Ziman, Victor J. Coleman, Steven C. Good.

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

11.1      Computation of Fully-Diluted Earnings Per Share.

27        Financial Data Schedule

         (b) Reports on Form 8-K

       A report on Form 8-K dated August 13, 1997 was filed which included information regarding Items 2 and 7. Included in Item 7 were financial statements, pro forma information and exhibits.
The Form 8-K was filed in connection with the Company's acquisition of eight suburban office properties.


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

Date:  November 12, 1997