Form 10-K405
period 1997-12-31
ARDEN REALTY INC
filed 1998-03-31
CIK 1013794

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

            For the fiscal year ended December 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period from  ____________ to _____________.

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

       Registrant's telephone number, including area code: (310) 271-8600

           Securities registered pursuant to Section 12(b) of the Act:

            Title of each class                 Name of each Exchange on which registered
            -------------------                 -----------------------------------------
      Common Stock, $.01 par value                      New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

            Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---
            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]
                             -----
            The aggregate market value of the shares of common stock held by non-affiliates was approximately $1.7 billion based on the closing price on the New York Stock Exchange for such shares on March 27, 1998.

            The number of the Registrant's shares of common stock outstanding was 61,209,499 as of March 27, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Part III of this report incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders, to be held on May 7, 1998.

                               ARDEN REALTY, INC.
                                TABLE OF CONTENTS


ITEM NO.                                                                PAGE

                                     PART I

1.          Business .................................................    3
2.          Properties ...............................................   16
3.          Legal Proceedings ........................................   24
4.          Submission of Matters to a Vote of Security Holders ......   24

                                     PART II

5.          Market for Registrant's Common Equity and
               Related Stockholder Matters ..........................    25
6.          Selected Financial Data .................................    27
7.          Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..................    29
8.          Financial Statements and Supplementary Data .............    38
9.          Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure ..................    38

                                    PART III

10.         Directors and Executive Officers of the Registrant ......    39
11.         Executive Compensation ..................................    39
12.         Security Ownership of Certain Beneficial Owners
              and Management ........................................    39
13.         Certain Relationships and Related Transactions ..........    39

                                     PART IV

14.         Exhibits, Financial Statements and Schedule,
               and Reports on Form 8-K ..............................    40

                                     PART I

ITEM 1.  BUSINESS

(a) General Development of Business.

BACKGROUND AND FORMATION

            Arden Realty, Inc. (the "Company"), through its controlling interest in Arden Realty Limited Partnership (the "Operating Partnership" or "OP"), is engaged in owning, acquiring, managing, leasing and renovating commercial properties in Southern California (the "Properties").

            The Company was incorporated in Maryland in May 1996 and formed to continue and expand the real estate business of Arden Realty Group, Inc. and a group of affiliated entities (the "Arden Predecessors"). On October 9, 1996, the Company completed an initial public offering (the "IPO") of $.01 par value common stock (the "Common Stock"). Concurrent with consummation of the IPO, the Company and the Operating Partnership, together with the partners and members of the Arden Predecessors, engaged in certain formation transactions (the "Formation Transactions") which, among other things, resulted in the acquisition by the Company and Operating Partnership of 24 commercial properties from certain members of the Arden Predecessors.

(b)  Financial Information about Industry Segments.

            The Company currently is involved in only one industry segment, namely real estate. Therefore, all of the financial information contained herein relate to this industry segment.

(c)  Narrative Description of the Business

BUSINESS

     The Company is a self-administered and self-managed real estate investment trust ("REIT") engaged in owning, acquiring, managing, leasing and renovating commercial properties in Southern California. As of March 1, 1998, the Company owned a portfolio of 127 commercial properties containing approximately 16.4 million rentable square feet. All of the Properties are located in Southern California, with 69 in suburban Los Angeles County, 21 in Orange County, 20 in San Diego County, 12 in Riverside and San Bernardino Counties, three in Ventura County and two in Kern County. As of January 1, 1998, this portfolio of 127 properties was approximately 84.5% leased (87.0% leased if the four properties under renovation are excluded).

     Included in the portfolio summary described above are 50 primarily office and R&D/industrial properties located in Southern California (the "LBA Portfolio"), aggregating approximately 5.2 million rentable square feet, that the Company acquired on March 1, 1998, for a purchase price of approximately $614.5 million. In connection with the acquisition of the LBA Portfolio, the Company also issued warrants to purchase 2.5 million shares of Common Stock at a price of $29.59 per share, subject to adjustment. The LBA Portfolio consists of 34 office properties containing approximately 3.6 million rentable square feet, 15 R&D/industrial properties containing approximately 1.5 million rentable square feet, and one retail property containing 144,225 rentable square feet. As of January 1, 1998, the office and R&D/industrial properties in the LBA Portfolio were 86.6% and 94.2% leased, respectively.

     Including acquisitions through the LBA Portfolio closing, the Company is the largest publicly traded owner of office space in Southern California as measured by total rentable square feet owned.

BUSINESS AND GROWTH STRATEGIES

     The Company's primary business objectives are to maximize growth in cash flow and to enhance the value of its portfolio in order to maximize total return to its stockholders. The Company believes it can achieve these objectives by continuing to implement its business strategies and by capitalizing on the external and internal growth opportunities described below. The Company also believes, based on its evaluation of market conditions, that a number of factors will enhance its ability to achieve its business objectives, including (i) the continuing improvement of the Southern California economy and (ii) the limited construction of new office properties in the Southern California region due to substantial building construction limitations in many submarkets, which provides opportunities to maximize occupancy rates, rental rates and overall portfolio value.

BUSINESS STRATEGIES

     The Company's primary business strategies are to actively manage its portfolio and to acquire underperforming office and R&D/industrial properties, properties in need of renovation or properties which provide attractive yields with stable cash flow in submarkets where it can utilize its local market expertise and extensive real estate experience. When market conditions permit, the Company may also develop new properties in submarkets where it has local market expertise.

     Based on its historical activities and its knowledge of the local marketplace, the Company believes that the Southern California region offers opportunities for well-capitalized, experienced owners of real estate with extensive local market expertise to take advantage of opportunities to acquire additional commercial properties at attractive prices and develop office and R&D/industrial properties, when feasible, at attractive returns. Through seven regional offices, the Company implements its business strategies by: (i) emphasizing tenant satisfaction and retention and employing intensive property marketing programs; (ii) utilizing a multidisciplinary approach to acquisition, management, leasing and renovation activities that is designed to coordinate decision-making and enhance responsiveness to market opportunities and tenant needs; and (iii) implementing cost control management and systems that capitalize on economies of scale arising from the size and location of the Company's portfolio. The Company believes that the implementation of these operating practices has led to the increased occupancy rates and rental revenue of its existing portfolio.

     Aggressive Leasing. The concentration of many of the Properties within certain office submarkets and the Company's relationships with a broad array of tenants and brokers enable the Company to pursue aggressive leasing strategies, to effectively monitor the office space requirements of existing and potential tenants, and to offer tenants a variety of space alternatives across its portfolio. In an effort to realize cost savings and exercise more control over lease negotiations, as of December 31, 1997, the Company has implemented in-house leasing programs for approximately 80% of the Properties in selected submarkets in which it has a substantial market presence. The Company continues, however, to employ third-party broker listings in the submarkets in which it has a less significant market presence.

     Integrated Decision-making and Responsiveness. In addition to the location and quality of the Properties, management generally credits its ability to maintain its occupancy levels to the coordination of its decision-making team. Acquisition, renovation, management and leasing activities are coordinated to enhance responsiveness to market opportunities and tenant needs. The acquisition, leasing and renovation teams work closely with the Company's senior management, from the initial meetings with prospective tenants or sellers and throughout the negotiation process. This integrated approach permits the Company to analyze the economic terms and costs (including tenant build-out and retrofitting costs) for each lease on a timely and efficient basis throughout lease negotiations. With respect to acquisitions, the Company can quickly analyze the costs of upgrades and lease-up potential. The Company is able to commit to leasing and acquisition terms quickly, facilitate timely deal execution and build-out of space for prospective tenants and minimize downtime between lease rollovers.

     Cost Control Operating Efficiencies. The size and geographic location of the Company's portfolio permit it to enhance portfolio value by lowering operating costs and expenses, in comparison to single-site ownership and management. The Company seeks to capitalize on the economies of scale which result from the geographic focus of its portfolio, the ownership of multiple properties within certain submarkets and the maintenance of a centralized accounting system for cost control at each of the Properties.

GROWTH STRATEGIES

     External Growth: Based on its own historical activities and its knowledge of the local marketplace, the Company believes that opportunities continue to exist to acquire additional commercial properties that: (i) provide attractive initial yields with significant potential for growth in cash flow; (ii) are in desirable locations within submarkets which the Company believes have economic growth potential; and/or (iii) are underperforming or need renovation, and therefore provide opportunities for the Company to increase the cash flow and value of such properties through renovation, active management and aggressive leasing. From January 1, 1997 through March 1, 1998, the Company acquired 93 commercial properties containing approximately 11.0 million rentable square feet for a total acquisition cost of approximately $1.4 billion (includes all purchase and closing costs and anticipated capital expenditures for, and carrying costs during renovation).

     The Company intends to continue to acquire commercial properties within submarkets in Southern California which the Company believes present opportunities for long-term stable and rising rental rates due to employment growth, population movements within the region and restrictions on new development. The Company generally targets properties which are underperforming or need renovation and offer opportunities for the Company to implement its value-added strategy to increase cash flow.

     The Company believes it has certain competitive advantages which enhance its ability to identify and capitalize on acquisition opportunities, including:
(i) management's significant local market expertise, experience and knowledge of properties, submarkets and potential tenants within the Southern California region; (ii) management's long-standing relationships with tenants, real estate brokers and institutional and other owners of office and R&D/industrial properties; (iii) its fully integrated real estate operations which allow the Company to respond quickly to acquisition opportunities; (iv) its access to capital as a public company; (v) its ability to acquire properties in exchange for OP Units or Common Stock if the sellers so desire; and (vi) management's reputation as an experienced purchaser of commercial properties in Southern California which has the ability to effectively close transactions. The Company may also seek to take advantage of management's development expertise to develop office and R&D/industrial space in selected submarkets when market conditions support such development.

     Internal Growth: The Company believes that opportunities exist to increase cash flow from its existing portfolio and that such opportunities will be enhanced as the Southern California commercial market continues to improve. The Company intends to pursue internal growth by: (i) continuing to maintain and improve occupancy rates through active management and aggressive leasing; (ii) realizing fixed contractual base rental increases or increases tied to indices such as the Consumer Price Index; (iii) re-leasing space as leases expire at increasing market rents which are expected to result over time from increased demand for commercial space in Southern California; (iv) controlling operating expenses through its cost control management and systems; (v) capitalizing on economies of scale arising from the size and geographic focus of its portfolio; and (vi) increasing revenue generated from parking facilities at certain Properties where the Company is currently offering free parking as an amenity or charging below market rates.

     (i) Maintaining and improving occupancy rates: The Company believes that it has been successful in attracting, expanding and retaining a diverse tenant base by actively managing its Properties with an emphasis on tenant retention and satisfaction. The Company strives to be responsive to the needs of individual tenants through its on-site professional management staff and by providing tenants with alternative space within the Company's portfolio to accommodate their changing space requirements. The Company's success in maintaining and improving occupancy rates is demonstrated, in part, by the number of existing tenants which have renewed or released their space, leased additional space to support their expansion needs, or moved to other space within the Company's portfolio. The Company also seeks to improve occupancies by aggressively marketing available space within its portfolio. In 1997, the Company signed 315 leases for approximately 1.1 million rentable square feet.

     (ii)  Re-leasing space as leases expire at increasing market rents:
           Although there can be no assurances in this regard, the Company believes that as the office space market in Southern California continues to improve, there will be increasing demand for office space and declining vacancies which are expected to result over time in increasing market rents. The Company believes it will have significant opportunities to increase cash flow during such periods of increasing market rents by renewing or re-leasing space as leases expire at the increased market rents.

     (iii) Cost control management and systems: The Company seeks to lower operating expenses through cost control management that capitalizes on economies of scale opportunities resulting from the size and location of the Company's portfolio. The Company focuses on cost control in various areas of operations. For example, the Company is seeking to significantly lower its utility costs, which constitute over 25% of the operating costs of most of the Properties, through the portfolio-wide installation of energy enhancement technologies, which include lighting retrofit, replacement of heating, ventilation and air conditioning systems, and computer-driven energy management systems which monitor and react to the climatic requirements of individual Properties.

     (iv) Capitalizing on economies of scale: In order to capitalize on economies of scale arising from the size and geographic focus of the Company's portfolio, the Company's property and asset managers are responsible for several Properties, which spreads administrative costs over such Properties and reduces per square foot administrative expense. In addition, the Company believes that parking operations, building and other services and tenant improvements purchased on a portfolio-wide basis will facilitate further economies of scale.

     (v) Revenue from parking facilities: The Company owns or leases parking facilities which are attached or adjacent to many of the Properties. The Company currently provides free parking to tenants at several of the Properties as an amenity, and charges tenants at the remaining Properties at or below market rates for parking. If the demand for Southern California office space increases and occupancy rates rise, which the Company believes is the trend, the Company believes that there may be opportunities to generate additional revenue from the parking facilities associated with its Properties by charging for parking which is currently provided for free, increasing below market rates and maintaining its arrangements with a limited number of third-party operators of the Company's parking facilities.

RECENT DEVELOPMENTS
     From January 1, 1997, through March 1, 1998, the Company acquired 93 commercial properties containing approximately 11.0 million rentable square feet in Southern California for a Total Acquisition Cost (as defined below) of approximately $1.4 billion. The following table lists the acquisitions made by the Company during such period:

                                                                                       TOTAL
                                                               APPROXIMATE NET      ACQUISITION
                                                                  RENTABLE            COST(1)
PROPERTY NAME                           LOCATION                 SQUARE FEET         (MILLIONS)          MONTH ACQUIRED
-------------                           --------                 -----------         ----------          --------------
LOS ANGELES COUNTY
LOS ANGELES WEST
  10780 Santa Monica                    Los Angeles                 92,486              $10.6                April 1997
  8383 Wilshire                         Beverly Hills              417,463               59.1                  May 1997
  Carlsberg Corporate Center            Santa Monica               103,506               11.8               August 1997
  120 Spalding                          Beverly Hills               60,656               11.3               August 1997
  Northpoint                            Los Angeles                104,235               21.9              October 1997
  145 South Fairfax                     Los Angeles                 54,429                7.4              October 1997
  Wilshire Pacific Plaza                Los Angeles                100,122               15.5             December 1997
  World Savings Center                  Los Angeles                469,115               83.2(2)          December 1997
  9201 Sunset                           Los Angeles                158,585               28.8             December 1997
  9100 Wilshire                         Beverly Hills              326,227               65.1              January 1998
  1100 Glendon(3)                       Los Angeles                282,013               49.9(4)           January 1998
LOS ANGELES SOUTH
  South Bay Centre                      Gardena                    202,830               19.1                April 1997
  Harbor Corporate Center               Gardena                     63,925                4.5                 July 1997
  Pacific Gateway II                    Torrance                   223,731               25.2                 July 1997
  Mariner Court                         Torrance                   105,436               11.8                 July 1997
  South Bay Technology Center           Torrance                   104,815                6.5            September 1997
LOS ANGELES NORTH
  535 Brand(3)                          Glendale                   109,187               15.1                March 1997
  6800 Owensmouth                       Canoga Park                 80,014                7.5                March 1997
  Clarendon Crest                       Woodland Hills              43,063                5.2                April 1997
  Noble Professional Center             Sherman Oaks                51,828                6.7                April 1997
  299 Euclid(3)                         Pasadena                    73,400                8.1                 July 1997
  Renaissance Court                     Westlake Village            61,245                7.1            September 1997
  Conejo Business Park                  Thousand Oaks               69,017                9.9              October 1997
  Pennsfield Plaza                      Thousand Oaks               21,202                3.2              October 1997
  Marin Corporate Center                Thousand Oaks               51,360                7.9              October 1997
  Rancho Plaza                          Thousand Oaks               24,057                2.9              October 1997
  Thousand Oaks Plaza                   Thousand Oaks               13,434                1.8              October 1997
  Evergreen Plaza                       Thousand Oaks               75,722                9.4              October 1997
  Glendale Corporate Center             Glendale                   108,209               15.3             December 1997
  Sunset Pointe Plaza                   Newhall                     58,105                8.5              January 1998
  Westlake Gardens                      Westlake Village            49,639                7.3              January 1998
LOS ANGELES CENTRAL
  Whittier Financial Center             Whittier                   135,415               14.4                March 1997
  1370 Valley Vista                     Diamond Bar                 84,081               10.8            September 1997
ORANGE COUNTY
  Centerpointe La Palma                 La Palma                   597,550               80.2                 June 1997
  1821 Dyer                             Irvine                     115,061                7.3               August 1997
  Crown Cabot                           Laguna Niguel              172,900               28.3               August 1997
  City Centre                           Fountain Valley            302,519               33.3             December 1997
SAN DIEGO COUNTY
  Foremost Professional Center          San Diego                   60,534                8.3            September 1997
  Bernardo Regency                      San Diego                   47,916                6.6              October 1997
  Activity Business Center              San Diego                  167,045               14.9              January 1998
KERN COUNTY
  California Twin Center                Bakersfield                155,189               19.6                March 1997
  Parkway Center                        Bakersfield                 61,333                7.5                  May 1997
VENTURA COUNTY
  1000 Town Center                      Oxnard                     107,653               14.1                 July 1997
                                                                ----------           --------
    Sub-total                                                    5,766,252              792.9
LBA Portfolio                           (5)                      5,240,271              619.9                March 1998
                                                                ----------           --------
    TOTAL                                                       11,006,523           $1,412.8
                                                                ==========           ========

     (1) "Total Acquisition Cost" includes all purchase costs, closing costs and anticipated capital expenditures for, and carrying costs during, renovation.

     (2) At December 31, 1997 the Company owned a 75% interest in this property and exercised an option to purchase the remaining 25% interest for $27.5 million on March 25, 1998, resulting in a total acquisition cost of approximately $110.7 million.

     (3)  Property currently under renovation.

     (4)  The Company owns a 97.5% interest in the property.

     (5) The Company acquired the LBA Portfolio on March 1, 1998 for a total acquisition cost of $619.9 million, including approximately $3.6 million related to warrants to purchase up to 2.5 million shares of the Company's common stock. See "Properties" under Item 2 of this Form 10-K for more information on the properties comprising the LBA Portfolio.

EMPLOYEES

        As of December 31, 1997, the Company had 116 full-time employees.

        (d) Foreign Operations.

        The Company does not engage in any foreign operations or derive revneues from foreign sources.

FORWARD LOOKING STATEMENTS

     This Form 10-K, including the documents incorporated herein by reference, contain forward-looking statements within the meaning of Section 27A of the Securities Act. Also, documents subsequently filed by the Company with the Commission and incorporated herein by reference will contain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and the matters set forth or incorporated in this Form 10-K generally. The Company cautions the reader, however, that this list of factors may not be exhaustive, particularly with respect to future filings. Readers of this Form 10-K should carefully consider, among other factors, the risk factors described below.

                                  RISK FACTORS

     In addition to the other information contained or incorporated by reference in this Form 10-K readers should carefully consider the following factors.

REAL ESTATE FINANCING RISKS

     INABILITY TO REPAY OR REFINANCE INDEBTEDNESS AT MATURITY. The Company will be subject to risks normally associated with debt financing, including the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest, the risk that any indebtedness will not be able to be refinanced or that the terms of any such refinancing will not be as favorable as the terms of such current indebtedness. If the Company's indebtedness cannot be refinanced at maturity, extended or paid with proceeds of other capital transactions, such as the issuance of new equity capital, the Company expects that its cash flow will not be sufficient in all years to pay distributions at expected levels and to repay all maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates, the interest expense relating to such refinanced indebtedness would increase, adversely affecting the Company's cash flow and the amounts available for distributions to its stockholders.

     RISK OF FAILURE TO COVER DEBT SERVICE OF CURRENT COLLATERALIZED DEBT UNDER THE MORTGAGE FINANCING. The Company, through a special purpose entity, currently has outstanding a $175 million mortgage financing (the "Mortgage Financing"). The payment and other obligations under the Mortgage Financing are secured by fully cross-collateralized and cross-defaulted first mortgage liens on 18 of the Company's properties (collectively, the "Mortgage Financing Properties") and $4 million in cash collateral. The Mortgage Financing requires monthly payments of interest only, with all principal anticipated to be repaid on the seventh anniversary of the Mortgage Financing (July 2009). If the Mortgage Financing is not repaid or refinanced within seven years, the interest rate increases by at least 2% and all excess cash flow from the Mortgage Financing Properties must be used to pay down principal. If the Company is unable to meet its obligations under the Mortgage Financing, the Mortgage Financing Properties securing such debt could be foreclosed on, which would have a material adverse effect on the Company and its ability to make expected distributions. Similarly, any future indebtedness of the Company secured by any of the properties will be subject to this risk of foreclosure.

     POTENTIAL EFFECT OF RISING INTEREST RATES ON COMPANY'S VARIABLE RATE DEBT. The Company currently has a $300 million unsecured line of credit (the "Amended Credit Facility") from a group of banks led by Wells Fargo, under which borrowings bear interest at a variable rate. In addition, the Company may incur other variable rate indebtedness in the future. Increases in interest rates on such indebtedness would increase the Company's interest expense, which could adversely affect the Company's cash flow and the amounts available for distributions to its stockholders.

     NO LIMITATION ON DEBT. While the Company currently has a policy of incurring debt only if, upon such incurrence, the debt to total market capitalization ratio would be 50% or less, the organizational documents of the Company contain no limitation on the amount of indebtedness the Company may incur. Accordingly, the Board of Directors could alter or eliminate this policy. If this policy were changed, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect the

Company's cash flow and, consequently, the amount available for distribution to stockholders, and could increase the risk of default on the Company's indebtedness.

      The Company has established its debt policy relative to the total market capitalization of the Company rather than relative to the book value of its assets. The Company has used total market capitalization because it believes that the book value of its assets (which to a large extent is the depreciated original cost of real property, the Company's primary tangible assets) does not accurately reflect its ability to borrow and to meet debt service requirements. The market capitalization of the Company, however, is more variable than book value, and may not necessarily reflect the fair market value of the underlying assets of the Company at all times. The Company also will consider factors other than market capitalization in making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of its properties upon refinancing and the ability of particular properties and the Company as a whole to generate cash flow to cover expected debt service.

REAL ESTATE INVESTMENT RISKS

      REAL ESTATE OWNERSHIP RISKS. Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend in large part on the amount of income generated and expenses incurred. If the Company's properties do not generate revenue sufficient to meet operating expenses, including debt service, tenant improvements, leasing commissions and other capital expenditures, the Company may have to borrow additional amounts to cover fixed costs, and the Company's cash flow and ability to make distributions to its stockholders will be adversely affected.

      The Company's revenue and the value of its properties may be adversely affected by a number of factors, including the national economic climate; the local economic climate; local real estate conditions; the perceptions of prospective tenants of the attractiveness of the property; the ability of the Company to manage and maintain the properties and secure adequate insurance; and the potential increase in operating costs (including real estate taxes and utilities). In addition, real estate values and income from properties are also affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

      RISK THAT COMPANY MAY BE UNABLE TO RETAIN TENANTS OR RENT SPACE UPON
LEASE EXPIRATIONS. The Company is and will be subject to the risks that upon expiration, leases may not be renewed, the space may not be relet or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. If the Company is unable to promptly relet or renew leases for all or a substantial portion of this space, or if the rental rates upon such renewal or reletting are significantly lower than expected, the Company's cash flow and ability to make expected distributions to stockholders could be adversely affected.

      RESTRAINTS ON COMPANY'S FLEXIBILITY TO LIQUIDATE REAL ESTATE. Equity real estate investments are relatively illiquid. Such illiquidity will tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code of 1986, as amended (the "Code"), limits a REIT's ability to sell properties held for fewer than four years, which may affect the Company's ability to sell properties without adversely affecting returns to stockholders.

      IMPACT OF COMPETITION ON OCCUPANCY LEVELS AND RENTS CHARGED. Numerous office properties compete with the Company's properties in attracting tenants to lease space. Some of the competing properties may be newer, better located or owned by parties better capitalized than the Company. The number of competitive commercial properties in a particular area could have a material adverse effect on (i) the ability to lease space in the properties (or at newly acquired or developed properties) and (ii) the rents charged.

      POTENTIAL INCREASES IN CERTAIN TAXES AND REGULATORY COMPLIANCE COSTS. Because increases in income, service or transfer taxes are generally not passed through to tenants under leases, such increases may adversely affect the Company's cash flow and its ability to make distributions to stockholders. The properties are also subject to various federal, state and local regulatory requirements, such as requirements of the Americans with Disabilities Act (the "ADA") and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. The Company believes that its properties are currently in substantial compliance with all such regulatory requirements and that any noncompliance would not have a material adverse effect on the Company. However, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by the Company and could have an adverse effect on the Company's cash flow and expected distributions.

     IMPACT OF FINANCIAL CONDITION AND SOLVENCY OF TENANTS ON THE COMPANY'S CASH FLOW. At any time, a tenant of the Company's properties may seek the protection of bankruptcy laws, which could result in rejection and termination of such tenant's lease and thereby cause a reduction in cash flow available for distribution by the Company. Although the Company has not experienced material losses from tenant bankruptcies, no assurance can be given that tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner. In addition, a tenant from time to time may experience a downturn in its business which may weaken its financial condition and result in the failure to make rental payments when due. If tenant leases are not affirmed following bankruptcy or if a tenant's financial condition weakens, the Company's income may be adversely affected.

     AMERICANS WITH DISABILITIES ACT COMPLIANCE COSTS. Under the ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. Although the Company believes that its properties are substantially in compliance with these requirements, the Company may incur additional costs to comply with the ADA. Although the Company believes that such costs will not have a material adverse effect on the Company, if required changes involved a greater expenditure than the Company currently anticipates, the Company's ability to make expected distributions could be adversely affected.

     FINANCIAL DEPENDENCY AND MANAGEMENT CONFLICTS ASSOCIATED WITH PARTNERSHIP AND JOINT VENTURE PROPERTY OWNERSHIP STRUCTURES. The Company owns its interests in its properties through the Operating Partnership. In addition, the Company may also participate with other entities in property ownership through joint ventures or partnerships in the future. The Company currently does not have any plans to invest in joint ventures or partnerships with affiliates or promoters of the Company. Nonetheless, partnership or joint venture investments may, under certain circumstances, involve risks not otherwise present, including the possibility that the Company's partners or co-venturers might become bankrupt, that such partners or co-venturers might at any time have economic or other business interests or goals which are inconsistent with the business interests or goals of the Company, and that such partners or co-venturers may be in a position to take action contrary to the Company's instructions or requests or contrary to the Company's policies or objectives, including the Company's policy with respect to maintaining its qualification as a REIT. The Company will, however, seek to maintain sufficient control of any such partnerships or joint ventures with which it may become involved to permit the Company's business objectives to be achieved. There is no limitation under the Company's organizational documents as to the amount of available funds that may be invested in partnerships or joint ventures.

CONCENTRATION OF PROPERTIES IN SOUTHERN CALIFORNIA

     All of the Company's properties are located in Southern California. The Company's revenue and the value of its properties may be affected by a number of factors, including the local economic climate (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for office and other competing commercial properties). Therefore, the Company's performance and its ability to make distribution to stockholders will likely be dependent, to a large extent, on the economic conditions in this market area.

RISKS ASSOCIATED WITH ACQUISITION, RENOVATION AND DEVELOPMENT ACTIVITIES

     The Company is currently experiencing a period of rapid growth. As the Company acquires additional properties, the Company will be subject to risks associated with managing new properties, including lease-up and tenant retention. In addition, the Company's ability to manage its growth effectively will require it to successfully integrate its new acquisitions into its existing management structure. No assurances can be given that the Company will be able to succeed with such integration or effectively manage additional properties or that newly acquired properties will perform as expected.

     The Company intends to expand and/or renovate its properties from time to time. Expansion and renovation projects generally require expenditures of capital as well as various government and other approvals, the receipt of which cannot be assured. While policies with respect to expansion and renovation activities are intended to limit some of the risks otherwise associated with such activities, the Company will nevertheless incur certain risks, including expenditures of funds on, and devotion of management's time to, projects which may not be completed. The Company anticipates that future acquisitions and renovations will be financed through a combination of advances under the Amended Credit Facility, other lines of credit and other forms of secured or unsecured financing. If new developments are financed through construction loans, there is a risk that, upon completion of construction, permanent financing for newly developed properties may not be available or may be available only on disadvantageous terms.

     While the Company has generally limited its acquisition, renovation, management and leasing business primarily to the Southern California market, it is possible that the Company will in the future expand its business to new geographic markets. The Company will not initially possess the same level of familiarity with new markets outside of Southern California, which could adversely affect its ability to acquire, develop, manage or lease properties in any new localities. Changing market conditions, including competition from other purchasers of suburban office properties, may diminish the Company's opportunities for attractive additional acquisitions.

     The Company also intends to review from time to time the possibility of developing and constructing office buildings and other commercial properties in accordance with the Company's development and underwriting policies. Risks associated with the Company's development and construction activities may include: abandonment of development opportunities; construction costs of a property exceeding original estimates, possibly making the property uneconomical; occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable; financing may not be available on favorable terms for development of a property; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. In addition, new development activities, regardless of whether they would ultimately be successful, typically require a substantial portion of management's time and attention. Development activities would also be subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations.

CHANGES IN POLICIES WITHOUT STOCKHOLDER APPROVAL

     The investment, financing, borrowing and distribution policies of the Company and its policies with respect to all other activities, including growth, debt, capitalization and operations, will be determined by the Board of Directors. Although the Board of Directors has no present intention to do so, these policies may be amended or revised at any time and from time to time at the discretion of the Board of Directors without a vote of the stockholders of the Company. In addition, the Board of Directors may change the Company's policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies could adversely affect the Company's financial condition, results of operations or the market price of the Common Stock.

POTENTIAL ADVERSE TAX CONSEQUENCES OF FAILURE TO QUALIFY AS A REIT

     The Company has operated and intends to continue to operate so as to qualify as a REIT under the Code, commencing with its taxable year ended December 31, 1996. Although management believes that the Company is and will continue to be organized and has operated and will continue to operate in such a manner, no assurance can be given that the Company is now or will continue to be organized or operated in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the satisfaction of numerous requirements
(some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the Company's control. For example, in order to qualify as a REIT, at least 95% of the Company's gross income in any year must be derived from qualifying sources and the Company must pay distributions to stockholders aggregating annually at least 95% of its REIT taxable income (excluding capital gains). The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets in partnership form. No assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. The Company, however, is not aware of any pending legislation that would adversely affect the Company's ability to operate as a REIT. The Company's qualification and taxation as a REIT depend on the Company's ability to meet (through actual annual operating results, distribution levels and diversity of stock ownership) the various qualification tests imposed under the Code, the results of which will not be reviewed by tax counsel to the Company.

     If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Moreover, unless entitled to relief under certain statutory provisions, the Company also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. This treatment would significantly reduce the net earnings of the Company available for investment or distribution to stockholders because of the additional tax liability to the Company for the years involved. In addition, distributions to stockholders would no longer be required to be made.

OTHER TAX LIABILITIES

     Even if the Company qualifies for and maintains its REIT status, it will be subject to certain federal, state and local taxes on its income and property. If the Company has net income from a prohibited transaction, such income will be subject to a 100% tax.

INSURANCE

     The Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurances which currently cover all of the Company's properties with policy specifications and insured limits that the Company believes are adequate and appropriate under the circumstances. The Operating Partnership also carries earthquake insurance on all of the Company's properties. There are, however, certain types of losses that are not generally insured because it is not economically feasible. Should an uninsured loss or a loss in excess of insured limits occur, the Operating Partnership could lose its capital invested in the property, as well as the anticipated future revenue from the property and, in the case of debt which is with recourse to the Operating Partnership, would remain obligated for any mortgage debt or other financial obligations related to the property. Any such loss would adversely affect the Company. Moreover, as the sole general partner of the Operating Partnership, the Company will generally be liable for any unsatisfied obligations other than non-recourse obligations. The Company believes that its properties are adequately insured. In addition, in light of the California earthquake risk, California building codes since the early 1970s have established construction standards for all newly built and renovated buildings, including office buildings, the current and strictest construction standards having been adopted in 1984. The Company believes that all of its properties were constructed in full compliance with the applicable standards existing at the time of construction. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

DEPENDENCE ON KEY PERSONNEL

     The Company is dependent on the efforts of its executive officers, particularly Messrs. Ziman and Coleman and Ms. Diana M. Laing. The loss of their services could have a material adverse effect on the operations of the Company. Each of Messrs. Ziman and Coleman and Ms. Laing have entered into an employment agreement with the Company.

LIMITS ON CHANGES IN CONTROL

     Certain provisions of the Charter and bylaws of the Company (the
"Bylaws") may have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for the Company and may thereby inhibit a change in control of the Company. For example, such provisions may
(i) deter tender offers for the Common Stock, which offers may be attractive to the stockholders, or (ii) deter purchases of large blocks of Common Stock, thereby limiting the opportunity for stockholders to receive a premium for their Common Stock over then-prevailing market prices.

     LIMITS ON OWNERSHIP OF COMMON STOCK. In order for the Company to maintain its qualification as a REIT under the Code, not more than 50% in value of the outstanding shares of Common Stock of the

Company may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of the Company's taxable year (other than the first year for which the election to be treated as a REIT has been made). In addition, if the Company, or an owner of 10% or more of the Company, actually or constructively owns 10% or more of a tenant of the Company (or a tenant of any partnership in which the Company is a partner), the rent received by the Company (either directly or through any such partnership) from such tenant will not be qualifying income for purposes of the REIT gross income tests of the Code. In order to protect the Company against the risk of losing REIT status due to the concentration of ownership among its stockholders, the ownership limit included in the Charter (the "Ownership Limit") limits actual or constructive ownership of the outstanding shares of Common Stock by any single stockholder to 9.0% (by value or by number of shares, whichever is more restrictive) of the then outstanding shares of Common Stock. Although the Board of Directors presently has no intention of doing so (except as described below), the Board of Directors could waive this restriction with respect to a particular stockholder if it were satisfied, based upon the advice of counsel or a ruling from the Internal Revenue Service, that ownership by such stockholder in excess of the Ownership Limit would not jeopardize the Company's status as a REIT and the Board of Directors otherwise decided such action would be in the best interests of the Company. Actual or constructive ownership of shares of Common Stock in excess of the Ownership Limit will cause the violative transfer or ownership to be void with respect to the transferee or owner as to that number of shares in excess of the Ownership Limit and such shares will be automatically transferred to a trust for the exclusive benefit of one or more qualified charitable organizations. Such transferee or owner shall have no right to vote such shares or be entitled to dividends or other distributions with respect to such shares. The Board of Directors has waived the Ownership Limit with respect to Mr. Ziman and certain family members and affiliates and permitted such parties to actually and constructively own up to 13.0% of the outstanding shares of Common Stock.

     ADDITIONAL COMMON STOCK AND PREFERRED STOCK ISSUANCES. The Charter authorizes the Board of Directors to cause the Company to issue authorized but unissued shares of Common Stock or Preferred Stock and to reclassify any unissued shares of Common Stock or classify any unissued and reclassify any previously classified but unissued shares of Preferred Stock and, with respect to the Preferred Stock, to set the preferences, rights and other terms of such classified or unclassified shares. Although the Board of Directors has no such intention at the present time, it could establish a series of Preferred Stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change in control of the Company that might involve a premium price for the Common Stock or otherwise be in the best interest of the stockholders.

     STAGGERED BOARD. The Company's Board of Directors is divided into three classes of directors. Directors of each class are chosen for three-year terms upon the expiration of their current terms and each year one class of directors will be elected by the stockholders. The staggered terms of directors may reduce the possibility of a tender offer or an attempt to change control of the Company even though a tender offer or change in control might be in the best interest of the stockholders.

POSSIBLE ENVIRONMENTAL LIABILITIES

     Under federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation or responsibility. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to remediate the contamination on such property, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at such disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs incurred with the contamination. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such site.

     Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACM") when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for release of ACM and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACM. In connection with its ownership and operation of its properties, the Company may be potentially liable for such costs. Except for two properties, one of which is currently undergoing abatement activities, the Company is not aware of any friable ACM at any of its properties.

     In the past few years, independent environmental consultants have conducted or updated Phase I Environmental Assessments and other environmental investigations as appropriate ("Environmental Site Assessments") at the Company's properties. These Environmental Site Assessments have included, among other things, a visual inspection of the properties and the surrounding area and a review of relevant state, federal and historical documents. Soil and groundwater sampling were performed where warranted and remediation, if necessary, has or is being conducted.

     The Company's Environmental Site Assessments of its properties identified several properties that may be impacted by known or suspected regional contamination. The Environmental Site Assessments have not, however, revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations taken as a whole, nor is the Company aware of any such material environmental liability. Nevertheless, it is possible that the Company's Environmental Site Assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of its properties will not be affected by tenants, by the condition of land or operations in the vicinity of its properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company.

     The Company believes that its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products, except as noted above. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its present properties, other than as noted above.

ITEM 2.  PROPERTIES

GENERAL

     As of March 1, 1998 the Company's Properties consisted of 127 commercial properties containing approximately 16.4 million rentable square feet. The Properties consist primarily of suburban office and R&D/industrial properties and individually range from approximately 12,000 to 598,000 rentable square feet. All of the Properties are located in Southern California, with 69 located in suburban Los Angeles County, 21 in Orange County, 20 in San Diego County,12 in Riverside and San Bernardino counties, three in Ventura County, and two in Kern County. The Company believes that the Properties have desirable locations within established business communities and are well maintained. Of the Company's 127 Properties, 103 have been built since 1980 and 39 have been substantially renovated within the last five years. The average age of the buildings is approximately 14 years. The Properties offer an array of amenities including security, parking, conference facilities, on-site management, food services and health clubs.

     The LBA Portfolio, which the Company acquired on March 1, 1998, is included in the portfolio summary described above. The LBA Portfolio consisted of 50 properties including 34 office properties containing approximately 3.6 million square feet, 15 R&D/industrial properties containing approximately 1.5 million rentable square feet, and one retail property containing 144,225 rentable square feet. All the properties in the LBA Portfolio are located in Southern California, with six in Los Angeles County, 15 in Orange County, 16 in San Diego County, 12 in Riverside and San Bernardino Counties and one in Ventura County. The properties included in the LBA Portfolio range from approximately 12,000 to 451,000 rentable square feet and have an average age of 11 years. Of the 50 properties included in the LBA Portfolio, 45 have been built since 1980 and 21 have been substantially renovated within the last five years.

     Management believes that the location, quality of construction and building amenities, as well as the Company's reputation for providing a high level of tenant service, have enabled the Company to attract and retain a diverse tenant base. The Properties, including acquisitions through March 1, 1998, were 84.5% leased (87.0% leased if the four properties under renovation are excluded) to over 2,600 tenants as of January 1, 1998. As of January 1, 1998, no one tenant represented more than 1.5% of the aggregate Annualized Base Rent (as defined herein) of the Properties, including acquisitions through March 1, 1998, and only four tenants individually represented more than 1.0% of such aggregate Annualized Base Rent.

     The Properties are leased to a variety of local, national and foreign businesses. Leases are typically structured for terms of three, five or 10 years. Most of the leases are full service, gross leases under which tenants typically pay for all real estate taxes and operating expenses above those for an established base year or expense stop. Leases typically contain provisions permitting tenants to renew at prevailing market rates. Under the lease, the landlord is generally responsible for structural repairs. Finally, tenants generally pay directly (without regard to a base year or expense stop) for overtime use of air conditioning and for on site monthly employee and visitor parking.

     Although the leases at the Properties primarily consist of gross leases, approximately 18% of the total portfolio leased square footage as of January 1, 1998 is leased pursuant to triple net leases with a number of tenants. In general, the triple net leases require the tenants to pay all real property taxes, insurance and expenses of maintaining the leased space or property and have renewal and termination provisions similar to those described above.

     The Company's Properties, are regionally managed under active central control. All administration (including the formation and implementation of policies and procedures), leasing, capital expenditures and construction decisions are centrally administered at the Company's corporate office. The Company employs asset managers to oversee and direct the day-to-day operations of the Properties, as well as the on-site personnel, which may include a manager, assistant manager and other necessary staff. Asset managers communicate frequently with the Company's corporate offices to implement the Company's policies and procedures.

     The on-site staffing of each property is dictated by the property's size, tenant profile, number of tenants and location. The Company contracts with third parties for cleaning services, day porters, engineers and any other personnel necessary to operate the Properties.

     The following table sets forth certain information regarding the Company's 127 Properties as of January 1, 1998:


                                                                                                       YEAR(S)       APPROXIMATE NET
                                                                                                        BUILT/       RENTABLE SQUARE
PROPERTY NAME                                            SUBMARKET                    LOCATION        RENOVATED           FEET
-------------                                            ---------                    --------        ---------           ----
OFFICE
LOS ANGELES COUNTY
LOS ANGELES WEST
9665 Wilshire                               Beverly Hills/Century City            Beverly Hills       1972/92-93         158,684
Beverly Atrium                              Beverly Hills/Century City            Beverly Hills          1989             61,314
8383 Wilshire                               Beverly Hills/Century City            Beverly Hills        1971/93           417,463
120 Spalding                                Beverly Hills/Century City            Beverly Hills          1984             60,656
9100 Wilshire                               Beverly Hills/Century City            Beverly Hills        1971/90           326,227
Century Park Center                         Beverly Hills/Century City            Los Angeles          1972/94           243,404
10350 Santa Monica                          Beverly Hills/Century City            Los Angeles            1979             42,292
10351 Santa Monica                          Beverly Hills/Century City            Los Angeles            1984             96,251
Westwood Terrace                            Westwood/West Los Angeles             Los Angeles            1988            135,943
1950 Sawtelle                               Westwood/West Los Angeles             Los Angeles          1988/95           103,772
10780 Santa Monica                          Westwood/West Los Angeles             Los Angeles            1984             92,486
Wilshire Pacific Plaza                      Westwood/West Los Angeles             Los Angeles         1976/1987          100,122
World Savings Center(2)(3)                  Westwood/West Los Angeles             Los Angeles            1983            469,115
1100 Glendon(4)(5)                          Westwood/West Los Angeles             Los Angeles            1965            282,013
2730 Wilshire(6)                            Westwood/West Los Angeles             Santa Monica           1985             55,080
Carlsberg Corporate Center                  Westwood/West Los Angeles             Santa Monica           1979            103,506
1919 Santa Monica*                          Westwood/West Los Angeles             Santa Monica           1991             44,096
400 Corporate Pointe                        Marina Area/Culver City/LAX           Culver City            1987            164,598
600 Corporate Pointe*                       Marina Area/Culver City/LAX           Culver City            1989            273,339
Bristol Plaza                               Marina Area/Culver City/LAX           Culver City            1982             84,014
Skyview Center                              Marina Area/Culver City/LAX           Los Angeles         1981,87/95         391,675
5200 West Century(5)                        Marina Area/Culver City/LAX           Los Angeles            1982            310,910
Northpoint                                  Marina Area/Culver City/LAX           Los Angeles            1991            104,235
The New Wilshire                            Park Mile/West Hollywood              Los Angeles            1986            202,704
145 South Fairfax                           Park Mile/West Hollywood              Los Angeles            1984             54,429
9201 Sunset                                 Park Mile/West Hollywood              Los Angeles         1963/92-95         158,585
                                                                                                                       ---------
  Subtotal/Weighted                                                                                                    4,536,913
    Average -- Los Angeles West

                                       PERCENTAGE OF
                                      TOTAL PORTFOLIO    PERCENT LEASED AS                                        ANNUALIZED BASE
                                        NET RENTABLE              OF            ANNUALIZED BASE       NUMBER OF   RENT PER LEASED
PROPERTY NAME                           SQUARE FEET       JANUARY 1, 1998      RENT(1) ($000S)        LEASES        SQUARE FOOT
-------------                           -----------       ---------------      ---------------        ------        -----------
OFFICE
LOS ANGELES COUNTY
LOS ANGELES WEST
9665 Wilshire                               1.0%                  90.4%             $4,151               22          $28.95
Beverly Atrium                              0.4%                  89.1%              1,341               10           24.55
8383 Wilshire                               2.5%                  80.8%              6,668              124           19.78
120 Spalding                                0.4%                  45.5%              1,054               12           38.22
9100 Wilshire                               2.0%                  84.9%              5,289               73           19.10
Century Park Center                         1.5%                  84.6%              4,326               79           21.01
10350 Santa Monica                          0.3%                  93.6%                700               16           17.68
10351 Santa Monica                          0.6%                  94.9%              1,584               16           17.33
Westwood Terrace                            0.8%                  88.4%              3,117               23           25.94
1950 Sawtelle                               0.6%                  92.2%              1,863               32           19.46
10780 Santa Monica                          0.6%                  90.4%              1,610               30           19.26
Wilshire Pacific Plaza                      0.6%                  68.1%              1,218               29           17.86
World Savings Center(2)(3)                  2.8%                  86.1%             11,277               43           27.93
1100 Glendon(4)(5)                          1.7%                  42.5%              2,974              136           24.81
2730 Wilshire(6)                            0.3%                  78.9%                924               27           21.25
Carlsberg Corporate Center                  0.6%                  94.6%              1,889               40           19.30
1919 Santa Monica*                          0.3%                  96.3%                941                6           22.14
400 Corporate Pointe                        1.0%                  95.4%              3,435               16           21.87
600 Corporate Pointe*                       1.7%                  86.3%              4,293               20           18.21
Bristol Plaza                               0.5%                  82.5%              1,213               22           17.52
Skyview Center                              2.4%                  89.5%              5,699               42           16.25
5200 West Century(5)                        1.9%                  30.2%              1,096               17           11.68
Northpoint                                  0.6%                  99.0%              3,261                6           31.62
The New Wilshire                            1.2%                  84.7%              3,607               33           21.02
145 South Fairfax                           0.3%                  96.7%                992               12           18.85
9201 Sunset                                 1.0%                  63.8%              3,200               57           31.64
                                           ----                   ----              ------              ---           -----
  Subtotal/Weighted                        27.6%                  79.1%             77,722              943           21.67
    Average -- Los Angeles West



                                                                                                       YEAR(S)     APPROXIMATE NET
                                                                                                        BUILT/     RENTABLE SQUARE
PROPERTY NAME                         SUBMARKET                                   LOCATION            RENOVATED          FEET
-------------                         ---------                                   --------            ---------          ----
LOS ANGELES NORTH
Calabasas Commerce Center             Simi/Conejo Valley                       Calabasas                 1990          123,121
Thousand Oaks Plaza                   Simi/Conejo Valley                       Thousand Oaks             1988           13,434
Rancho Plaza                          Simi/Conejo Valley                       Thousand Oaks             1987           24,057
Pennsfield Plaza                      Simi/Conejo Valley                       Thousand Oaks             1989           21,202
Conejo Business Park                  Simi/Conejo Valley                       Thousand Oaks             1991           69,017
Marin Corporate Center                Simi/Conejo Valley                       Thousand Oaks             1986           51,360
Evergreen Plaza                       Simi/Conejo Valley                       Thousand Oaks           1979/96          75,722
5601 Lindero Canyon                   Simi/Conejo Valley                       Westlake                  1989          105,830
Renaissance Court                     Simi/Conejo Valley                       Westlake                1981/92          61,245
Westlake Gardens                      Simi/Conejo Valley                       Westlake                  1998           49,639
6800 Owensmouth                       West San Fernando Valley                 Canoga Park               1986           80,014
Woodland Hills Financial Center       West San Fernando Valley                 Woodland Hills          1972/95         224,955
Clarendon Crest                       West San Fernando Valley                 Woodland Hills            1990           43,063
16000 Ventura                         Central San Fernando Valley              Encino                  1980/96         174,841
Sumitomo Bank Building                Central San Fernando Valley              Sherman Oaks           1970/90-91       110,641
Noble Professional Center             Central San Fernando Valley              Sherman Oaks            1985/93          51,828
Sunset Pointe Plaza                   Valencia                                 Newhall                   1988           58,105
303 Glenoaks                          East San Fernando Valley/Tri-Cities      Burbank                 1983/96         175,449
Burbank Executive Plaza               East San Fernando Valley/Tri-Cities      Burbank                   1983           60,395
California Federal Building           East San Fernando Valley/Tri-Cities      Burbank                   1978           82,467
425 West Broadway                     East San Fernando Valley/Tri-Cities      Glendale                  1984           71,589
535 Brand(5)                          East San Fernando Valley/Tri-Cities      Glendale                1973/92         109,187
Glendale Corporate Center             East San Fernando Valley/Tri-Cities      Glendale                  1985          108,209
70 South Lake                         East San Fernando Valley/Tri-Cities      Pasadena                1982/94         100,133
299 Euclid(5)                         East San Fernando Valley/Tri-Cities      Pasadena                  1983           73,400
150 East Colorado*                    East San Fernando Valley/Tri-Cities      Pasadena                1979/97          61,168
5161 Lankershim*                      East San Fernando Valley/Tri-Cities      North Hollywood         1985/97         178,317
                                                                                                                     ---------
  Subtotal/Weighted                                                                                                  2,358,388
    Average -- Los Angeles
    North


                                     PERCENTAGE OF                                                              ANNUALIZED
                                    TOTAL PORTFOLIO                                                           BASE RENT PER
                                      NET RENTABLE    PERCENT LEASED AS OF    ANNUALIZED BASE    NUMBER OF    LEASED SQUARE
PROPERTY NAME                         SQUARE FEET        JANUARY 1, 1998      RENT(1) ($000S)     LEASES          FOOT
-------------                         -----------        ---------------      ---------------     ------          ----
LOS ANGELES NORTH
Calabasas Commerce Center                 0.7%             100.0%                $1,499             13          $12.17
Thousand Oaks Plaza                       0.1%             100.0%                   208              6           15.46
Rancho Plaza                              0.1%              95.8%                   344             19           14.93
Pennsfield Plaza                          0.1%             100.0%                   375             11           17.67
Conejo Business Park                      0.4%              83.3%                 1,024             24           17.80
Marin Corporate Center                    0.3%              98.6%                   998             31           19.70
Evergreen Plaza                           0.5%              80.3%                 1,066             37           17.52
5601 Lindero Canyon                       0.6%             100.0%                 1,206              2           11.39
Renaissance Court                         0.4%              61.1%                   710             13           18.97
Westlake Gardens                          0.3%              22.1%                   262              3           23.85
6800 Owensmouth                           0.5%              84.1%                 1,173             19           17.42
Woodland Hills Financial Center           1.3%              88.1%                 4,472             60           22.57
Clarendon Crest                           0.3%              84.7%                   677              8           18.56
16000 Ventura                             1.1%              89.6%                 2,917             45           18.62
Sumitomo Bank Building                    0.7%              89.4%                 1,933             48           19.54
Noble Professional Center                 0.3%              92.3%                 1,063             17           22.22
Sunset Pointe Plaza                       0.4%              95.7%                 1,171             27           21.06
303 Glenoaks                              1.0%              98.3%                 3,601             24           20.88
Burbank Executive Plaza                   0.4%              83.8%                 1,090              9           21.54
California Federal Building               0.5%              96.3%                 1,661              9           20.91
425 West Broadway                         0.4%              95.2%                 1,321             13           19.38
535 Brand(5)                              0.7%              33.6%                   293              6            8.00
Glendale Corporate Center                 0.7%              72.6%                 1,462             13           18.60
70 South Lake                             0.6%              94.4%                 1,971             16           20.87
299 Euclid(5)                             0.4%              29.4%                   402              1           18.60
150 East Colorado*                        0.4%              75.3%                   796             15           17.29
5161 Lankershim*                          1.1%              83.5%                 3,263              5           21.93
                                         ----              -----                 ------            ---           -----
  Subtotal/Weighted                      14.3%              83.2%                36,958            494           18.84
    Average -- Los Angeles
    North

                                                                                                                       PERCENTAGE
                                                                                                                        OF TOTAL
                                                                                      YEAR(S)       APPROXIMATE NET   PORTFOLIO NET
                                                                                       BUILT/       RENTABLE SQUARE  RENTABLE SQUARE
PROPERTY NAME                         SUBMARKET               LOCATION               RENOVATED           FEET             FEET
-------------                         ---------               --------               ---------           ----             ----
LOS ANGELES SOUTH
4811 Airport Plaza(3)                 Long Beach              Long Beach             1987/95           121,610            0.7%
4900/10 Airport Plaza(3)              Long Beach              Long Beach             1987/95           150,403            0.9%
5000 Spring(3)                        Long Beach              Long Beach             1989/95           163,358            1.0%
100 West Broadway                     Long Beach              Long Beach             1987/96           191,727            1.2%
1501 Hughes Way*                      Long Beach              Long Beach             1983/97            77,060            0.5%
3901 Via Oro*                         Long Beach              Long Beach             1986/97            53,195            0.3%
12501 East Imperial Highway           Long Beach              Norwalk                1978/94           122,175            0.7%
Grand Avenue Plaza                    El Segundo              El Segundo             1979,80            84,500            0.5%
South Bay Centre                      Torrance                Gardena                1984              202,830            1.3%
Harbor Corporate Center               Torrance                Gardena                1985               63,925            0.4%
Pacific Gateway II                    Torrance                Torrance               1982/90           223,731            1.4%
Mariner Court                         Torrance                Torrance               1989              105,436            0.6%
South Bay Technology Center           Torrance                Torrance               1984              104,815            0.6%
                                                                                                     ---------           ----
    Subtotal/Weighted Average                                                                        1,664,765           10.1%
       Los Angeles South
LOS ANGELES CENTRAL
Los Angeles Corporate Center          San Gabriel Valley      Monterey Park          1984,86           389,293            2.4%
Whittier Financial Center             San Gabriel Valley      Whittier               1967,82           135,415            0.8%
1370 Valley Vista                     San Gabriel Valley      Diamond Bar            1988               84,081            0.5%
                                                                                                     ---------           ----
    Subtotal/Weighted Average                                                                          608,789            3.7%
       Los Angeles Central
ORANGE COUNTY
5832 Bolsa                            West County             Huntington Beach       1985               49,355            0.3%
Huntington Beach Plaza I & II*        West County             Huntington Beach       1984/96            52,186            0.3%
City Centre                           West County             Fountain Valley        1982              302,519            1.7%
Fountain Valley Plaza*                West County             Fountain Valley        1982              107,252            0.7%
3300 Irvine Avenue*                   Greater Airport Area    Newport Beach          1981/97            74,224            0.5%
1821 Dyer                             Greater Airport Area    Irvine                 1980/88           115,061            0.7%
Von Karman Corporate Center*          Greater Airport Area    Irvine                 1981/84           451,477            2.7%
1503 South Coast*                     Greater Airport Area    Costa Mesa             1979/97            60,605            0.4%
Crown Cabot                           South County            Laguna Niguel          1989              172,900            1.1%
One Venture*                          South County            Irvine                 1990/97            43,324            0.3%
Anaheim City Centre(3)                Tri-Freeway Area        Anaheim                1986/91           175,391            1.1%
625 The City*                         Tri-Freeway Area        Orange                 1985/97           139,806            0.8%
Orange Financial Center*              Central County          Orange                 1985/95           305,439            1.9%
Centerpointe La Palma                 North County            La Palma             1986,88,90          597,550            3.6%
Lambert Office Plaza*                 North County            Brea                   1986/97            32,807            0.2%
                                                                                                     ---------           ----
  Subtotal/Weighted Average  --                                                                      2,679,896           16.3%
    Orange County


                                                                                               ANNUALIZED
                                            PERCENT                                           BASE RENT PER
                                         LEASED AS OF       ANNUALIZED BASE     NUMBER OF     LEASED SQUARE
PROPERTY NAME                          JANUARY 1, 1998      RENT(1) ($000S)      LEASES           FOOT
-------------                          ---------------      ---------------      ------           ----
LOS ANGELES SOUTH
4811 Airport Plaza(3)                       100.0%              $1,051              1          $  8.64
4900/10 Airport Plaza(3)                    100.0%               1,173              1             7.80
5000 Spring(3)                               95.5%               3,010             28            19.30
100 West Broadway                            94.4%               3,677             29            20.31
1501 Hughes Way*                             59.5%                 592              2            12.91
3901 Via Oro*                                 9.9%                  71              1            13.44
12501 East Imperial Highway                  99.6%               2,081              6            17.10
Grand Avenue Plaza                           88.2%               1,106              5            14.84
South Bay Centre                             82.4%               2,910             32            17.40
Harbor Corporate Center                      80.2%                 721             17            14.07
Pacific Gateway II                           69.9%               2,953             29            18.87
Mariner Court                                84.5%               1,523             31            17.09
South Bay Technology Center                  71.5%               1,089              7            14.54
                                            -----              -------            ---          ------
    Subtotal/Weighted Average                83.8%             $21,957            189            15.74
       Los Angeles South
LOS ANGELES CENTRAL
Los Angeles Corporate Center                 85.3%               7,085             37            21.33
Whittier Financial Center                    89.1%               2,395             39            19.86
1370 Valley Vista                            88.8%               1,484             14            19.88
                                             ----              -------             --          -------
    Subtotal/Weighted Average                86.6%              10,964             90            20.79
       Los Angeles Central
ORANGE COUNTY
5832 Bolsa                                  100.0%                 679              1            13.75
Huntington Beach Plaza I & II*               87.9%                 607             13            13.25
City Centre                                  90.3%               3,921             24            14.36
Fountain Valley Plaza*                      100.0%               1,732              4            16.15
3300 Irvine Avenue*                          88.7%               1,129             24            17.15
1821 Dyer                                     0.0%                 --              --              --
Von Karman Corporate Center*                 82.7%               4,905             21            13.13
1503 South Coast*                            95.1%                 838             23            14.55
Crown Cabot                                  78.4%               2,704             32            19.95
One Venture*                                 39.4%                 351              5            20.57
Anaheim City Centre(3)                       94.6%               2,745             13            16.54
625 The City*                               100.0%               2,412             33            17.18
Orange Financial Center*                     84.9%               5,001             35            19.29
Centerpointe La Palma                        90.0%               8,914             74            16.58
Lambert Office Plaza*                        99.8%                 583              8            17.81
                                            -----              -------            ---          -------
  Subtotal/Weighted Average  --              84.4%              36,521            310            16.15
    Orange County


                                                                                            YEAR(S)      APPROXIMATE NET
                                                                                            BUILT/       RENTABLE SQUARE
PROPERTY NAME                          SUBMARKET                     LOCATION              RENOVATED         FEET
-------------                          ---------                     --------              ---------         ----
SAN DIEGO COUNTY
Imperial Bank Tower(3)                 Downtown                      San Diego              1982/96         540,413
Foremost Professional Plaza            I-15 Corridor                 San Diego              1992             60,534
Activity Business Center               I-15 Corridor                 San Diego              1987            167,045
Bernardo Regency                       I-15 Corridor                 San Diego              1986             47,916
Carlsbad Corporate Center*             North Coast                   Carlsbad               1996            125,000
Balboa Corporate Center*               Mission Valley/Kearny Mesa    San Diego              1990             69,890
Panorama Corporate Center*             Mission Valley/Kearny Mesa    San Diego              1991            133,245
Ruffin Corporate Center*               Mission Valley/Kearny Mesa    San Diego              1990             45,059
Skypark Office Plaza*                  Mission Valley/Kearny Mesa    San Diego              1986            202,164
Governor Park Plaza*                   North City                    San Diego              1986            104,065
5120 Shoreham*                         North City                    San Diego              1984             37,759
Sorrento Valley Science Park*          North City                    San Diego              1984            181,207
Torreyanna Science Park*               North City                    La Jolla               1980/97          81,204
Uniden Building*                       North City                    San Diego              1990             28,119
10251 Vista Sorrento*                  North City                    San Diego              1981/95          69,386
                                                                                                         ----------
  Subtotal/Weighted                                                                                       1,893,006
    Average  --
    San Diego County
VENTURA COUNTY
Center Promenade                       West County                   Ventura                1982            174,837
1000 Town Center                       West County                   Oxnard                 1989            107,653
Camarillo Business Center*             West County                   Camarillo              1984/1997       154,216
                                                                                                         ----------
  Subtotal/Weighted                                                                                         436,706
    Average  --
    Ventura County
RIVERSIDE AND SAN BERNARDINO
  COUNTIES
Centrelake Plaza*                      Inland Empire West            Ontario                1989            110,763
Tower Plaza I*                         Temecula                      Temecula               1988             72,350
Tower Plaza II*                        Temecula                      Temecula               1983             19,301
Tower Plaza III*                       Temecula                      Temecula               1983             12,483
Chicago Avenue Business Park*          Inland Empire East            Riverside              1986             47,482
Havengate Center*                      Inland Empire East            Rancho Cucamonga       1985             80,557
HDS Plaza*                             Inland Empire East            San Bernardino         1987            104,178
                                                                                                         ----------
  Subtotal/Weighted                                                                                         447,114
    Average  --
    Riverside and San Bernardino
    Counties
KERN COUNTY
Parkway Center                         Bakersfield                   Bakersfield            1992,95          61,333
California Twin Center                 Bakersfield                   Bakersfield            1983            155,189
                                                                                                         ----------
  Subtotal/Weighted                                                                                         216,522
    Average -- Kern County
Total/Weighted
  Average -- Office                                                                                      14,842,099
                                                                                                         ----------
Total -- Office (Excluding
  properties
  under renovation)                                                                                      14,066,589
                                                                                                         ----------

                                      PERCENTAGE OF
                                     TOTAL PORTFOLIO                                                      ANNUALIZED BASE
                                       NET RENTABLE    PERCENT LEASED AS OF  ANNUALIZED BASE   NUMBER     RENT PER LEASED
PROPERTY NAME                          SQUARE FEET       JANUARY 1, 1998     RENT(1) ($000S)  OF LEASES     SQUARE FOOT
-------------                          -----------       ---------------     ---------------  ---------     -----------
SAN DIEGO COUNTY
Imperial Bank Tower(3)                     3.3%               81.4%              $7,437          50           $16.90
Foremost Professional Plaza                0.4%               93.9%               1,094          53            19.25
Activity Business Center                   1.0%               97.7%               1,691          44            10.36
Bernardo Regency                           0.3%               95.1%                 743          19            16.31
Carlsbad Corporate Center*                 0.8%              100.0%                 819           1             6.55
Balboa Corporate Center*                   0.4%              100.0%                 693           1             9.92
Panorama Corporate Center*                 0.8%               99.9%               2,157           1            16.20
Ruffin Corporate Center*                   0.3%              100.0%                 387           1             8.60
Skypark Office Plaza*                      1.2%               99.7%               2,712          11            13.45
Governor Park Plaza*                       0.6%               91.2%               1,342          18            14.14
5120 Shoreham*                             0.2%               84.5%                 476           1            14.93
Sorrento Valley Science Park*              1.1%               95.2%               2,447           9            14.17
Torreyanna Science Park*                   0.5%              100.0%               1,633           1            20.11
Uniden Building*                           0.2%              100.0%                 321           2            11.40
10251 Vista Sorrento*                      0.4%              100.0%               1,029           1            14.83
                                          ----               -----             --------       -----           ------
  Subtotal/Weighted                       11.5%               92.9%              24,981         213            14.21
    Average  --
    San Diego County
VENTURA COUNTY
Center Promenade                           1.1%               76.7%               1,939          46            14.46
1000 Town Center                           0.7%              100.0%               2,041          13            18.96
Camarillo Business Center*                 0.9%               78.9%               1,767          16            14.51
                                           ---               -----             --------       -----           ------
  Subtotal/Weighted                        2.7%               83.2%               5,747          75            15.81
    Average  --
    Ventura County
RIVERSIDE AND SAN BERNARDINO
  COUNTIES
Centrelake Plaza*                          0.7%               63.2%               1,166          14            16.65
Tower Plaza I*                             0.4%               78.8%                 853          15            14.95
Tower Plaza II*                            0.1%               76.7%                 153          17            10.32
Tower Plaza III*                           0.1%               69.1%                  90          18            10.45
Chicago Avenue Business Park*              0.3%               76.3%                 489           6            13.49
Havengate Center*                          0.5%               92.7%               1,142          12            15.29
HDS Plaza*                                 0.6%               82.2%               1,395          13            16.29
                                          ----               -----             --------       -----           ------
  Subtotal/Weighted                        2.7%               77.6%               5,288          95            15.24
    Average  --
    Riverside and San Bernardino
    Counties
KERN COUNTY
Parkway Center                             0.4%               99.5%               1,092          10            17.88
California Twin Center                     0.9%               92.4%               3,352           9            23.39
                                          ----               -----             --------       -----            -----
  Subtotal/Weighted
    Average -- Kern County                 1.3%               94.4%               4,444          19            21.75
Total/Weighted
  Average -- Office                       90.2%               83.6%            $224,584       2,428           $18.10
                                          ----               ------            --------       -----           ------
Total -- Office (Excluding
  properties
  under renovation)                       85.5%               86.3%            $219,818       2,268           $18.12
                                          ----               ------            --------       -----           ------


                                                                                                                   APPROXIMATE
                                                                                                   YEAR(S)             NET
                                                                                                    BUILT/           RENTABLE
        PROPERTY NAME                          SUBMARKET                LOCATION                  RENOVATED        SQUARE FEET
        -------------                          ---------                --------                  ---------        -----------
R&D/INDUSTRIAL
ORANGE COUNTY
5602 Bolsa*                                   West County               Huntington Beach           1987/97              27,731
5672 Bolsa*                                   West County               Huntington Beach              1987              11,968
5632 Bolsa*                                   West County               Huntington Beach              1987              21,568
Huntington Commerce Center*                   West County               Huntington Beach              1987              67,551
Savi Tech Center*                             North County              Yorba Linda                   1989             341,446
Yorba Linda Business Park*                    North County              Yorba Linda                   1988             167,142
                                                                                                                    ----------
  Subtotal/Weighted Average  --
    Orange County                                                                                                      637,406
SAN DIEGO COUNTY
Cymer Technology Center*                      I-15 Corridor             Rancho Bernardo               1986             155,612
Poway Industrial*                             I-15 Corridor             Poway                      1991/96             112,000
10180 Scripps Ranch*                          I-15 Corridor             San Diego                  1978/96              43,560
10965-93 Via Frontera*                        I-15 Corridor             Rancho Bernardo            1982/97              77,920
Westridge*                                    North City                San Diego                  1984/96              48,850
                                                                                                                    ----------
  Subtotal/Weighted
    Average -- San Diego County                                                                                        437,942
RIVERSIDE AND SAN BERNARDINO
  COUNTY
Ontario Airport Commerce Center*              Inland Empire West        Ontario                    1987/97             213,127
Highlands I*                                  Temecula                  Temecula                      1988              26,856
Highlands II*                                 Temecula                  Temecula                      1990              41,210
Hunter Business Park*                         Inland Empire East        Riverside                     1990             106,782
                                                                                                                    ----------
  Subtotal/Weighted Average  --
    Riverside and San Bernardino
    County                                                                                                             387,975
Total/Weighted Average  --
  R&D/Industrial                                                                                                     1,463,323
                                                                                                                    ----------
RETAIL
SAN DIEGO AREA
Tower Plaza Retail*                           Temecula                  Temecula                   1970/97             144,225
                                                                                                                    ----------
Total/Weighted
  Average -- Retail                                                                                                    144,225
                                                                                                                    ----------
Portfolio Total                                                                                                     16,449,647
                                                                                                                    ==========
Portfolio Total (excluding
  properties under renovation)                                                                                      15,674,137
                                                                                                                    ==========

                                          PERCENTAGE                                                               ANNUALIZED
                                           OF TOTAL                                                                 BASE RENT
                                           PORTFOLIO         PERCENT LEASED        ANNUALIZED                      PER LEASED
                                          NET RENTABLE             AS OF           BASE RENT(1)        NUMBER        SQUARE
        PROPERTY NAME                     SQUARE FEET        JANUARY 1, 1998         ($000S)         OF LEASES        FOOT
        -------------                     -----------        ---------------         -------         ---------        ----
R&D/INDUSTRIAL
ORANGE COUNTY
5602 Bolsa*                                   0.2%               100.0%          $        189             2        $   6.81
5672 Bolsa*                                   0.1%               100.0%                    75             1            6.24
5632 Bolsa*                                   0.1%               100.0%                   155             1            7.20
Huntington Commerce Center*                   0.4%                94.1%                   413            19            6.50
Savi Tech Center*                             2.0%               100.0%                 2,556             4            7.48
Yorba Linda Business Park*                    1.0%                96.5%                 1,158            60            7.18
                                            -----                -----           ------------         -----        --------
  Subtotal/Weighted Average  --
    Orange County                             3.8%                98.5%                 4,546            87            7.24
SAN DIEGO COUNTY
Cymer Technology Center*                      0.9%                88.1%                 1,742             2           12.71
Poway Industrial*                             0.7%               100.0%                   605             1            5.40
10180 Scripps Ranch*                          0.3%               100.0%                   366             1            8.40
10965-93 Via Frontera*                        0.5%                89.4%                   529             4            7.59
Westridge*                                    0.3%               100.0%                   550             4           11.25
                                            -----                -----           ------------         -----        --------
  Subtotal/Weighted
    Average -- San Diego County               2.7%                93.9%                 3,792            12            9.22
RIVERSIDE AND SAN BERNARDINO
  COUNTY
Ontario Airport Commerce Center*              1.3%                97.7%                 1,189            44            5.71
Highlands I*                                  0.2%                94.7%                   218             8            8.57
Highlands II*                                 0.3%                84.9%                   387            12           11.06
Hunter Business Park*                         0.6%                65.8%                   436            12            6.21
                                            -----                -----           ------------         -----        --------
  Subtotal/Weighted Average  --
    Riverside and San Bernardino
    County                                    2.4%                87.3%                 2,230            76            6.58
Total/Weighted Average  --
  R&D/Industrial                              8.9%                94.2%          $     10,568           175        $   7.67
                                            -----                -----           ------------         -----        --------
RETAIL
SAN DIEGO AREA
Tower Plaza Retail*                           0.9%                83.3%                 1,252            21           10.41
                                            -----                -----           ------------         -----        --------
Total/Weighted
  Average -- Retail                           0.9%                83.3%          $      1,252            21        $  10.41
                                            -----                -----           ------------         -----        --------
Portfolio Total                             100.0%                84.5%          $    236,403         2,624        $  17.00
                                            =====                =====           ============         =====        ========
Portfolio Total (excluding
  properties under renovation)               95.3%                87.0%          $    231,638         2,464        $  16.99
                                            =====                =====           ============         =====        ========


* Indicates LBA Portfolio property

(1) Annualized base rent is calculated as monthly contractual base rent under existing leases as of January 1, 1998, multiplied by 12; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is received is used to determine Annualized Base Rent.
(2) At January 1, 1998, the Company owned a 75% interest in this property and on March 25, 1998 exercised its option to purchase the remaining 25% interest for $27.5 million, resulting in a total acquisition cost of approximately $110.7 million.
(3) The land underlying these Properties and/or their parking structures is leased by the Company pursuant to long term ground leases.
(4)  The Company owns a 97.5% interest in the property.
(5)  Property is currently under renovation.
(6) Above amounts for 2730 Wilshire exclude the 100%-occupied 12,740 square foot, 16-unit apartment complex which is also owned by the Company.

TENANT INFORMATION

     The Company's 127 Properties are leased to over 2,600 tenants which are engaged in a variety of businesses, including financial services, entertainment, health care services, accounting, law, computer technology, education and publishing. The following table sets forth the Annualized Base Rent as of January 1, 1998 derived from the 20 largest tenants at these Properties:


                                                                        Weighted                            Percentage of
                                                                        Average         Percentage of         Aggregate
                                                                       Remaining         Aggregate            Portfolio
                                                Number of             Lease Term           Leased            Annualized
Tenant                                           Leases                in Months         Square Feet          Base Rent
------                                           ------                ---------         -----------          ---------
State of California                                 25                    131               1.53%               1.46%
Chevron USA, Inc.                                    1                     45               0.74                1.12
State Compensation Insurance Fund                    1                      2               0.81                1.07
Eastman Kodak Company                                1                     48               0.50                1.00
Foote, Cone & Belding - Honig, Inc.                  1                     71               0.44                0.95
Atlantic Richfield Company                           2                    106               0.90                0.92
Walt Disney Pictures & Television, Inc.              1                     68               0.71                0.91
McDonnell Douglas Corp.                              1                     95               1.94                0.90
Community Healthcare Alliance                        1                     69               0.95                0.88
Pepperdine University                                1                     61               0.64                0.84
Sony Pictures Entertainment, Inc.                    4                     70               0.82                0.83
Needham Harper & Steers/USA, Inc.                    1                     71               0.36                0.83
Southern Pacific Transportation                      1                     15               0.59                0.79
Donnelley Information Publishing, Inc.               1                      9               0.51                0.76
GTE Directories Sales, Inc.                          2                     21               0.81                0.72
Aurora Biosciences Corp.                             1                    131               0.58                0.66
Cymer, Inc.                                          1                    146               0.98                0.66
Logicon, Inc.                                        1                     55               0.53                0.64
Systems Tax Service                                  3                     53               0.63                0.51
Computer & Equipment Leasing Corp.                   1                     27               0.45                0.51
                                                    --                    ---              -----               -----
     Total/Weighted Average(1)                      51                     52              15.42%              16.96%
                                                    ==                    ===              =====               =====


(1) Weighted average calculation based on rentable square footage leased by each tenant.

LEASE DISTRIBUTIONS

     The following table sets forth information relating to the distribution of the leases for the Company's 127 Properties, based on rentable square feet under lease, as of January 1, 1998:

                                                                          PERCENTAGE                                     PERCENTAGE
                                                                          OF AGGREGATE     ANNUALIZED    AVERAGE BASE   OF AGGREGATE
                                             PERCENTAGE       SQUARE       PORTFOLIO      BASE RENT OF    RENT PER        PORTFOLIO
     SQUARE FEET UNDER           NUMBER OF     OF ALL       FOOTAGE OF      LEASED           LEASES      SQUARE FOOT     ANNUALIZED
           LEASE                  LEASES       LEASES         LEASES      SQUARE FEET       ($000S)       OF LEASES       BASE RENT
           -----                  ------       ------        ---------    -----------     -----------     ---------       ---------
 2,500 or less................     1,461        55.68%       1,890,317        13.60%     $     36,061    $   19.08           14.13%
 2,501-5,000..................       529        20.16        1,822,145        13.11            34,039        18.68           13.34
 5,001-7,500..................       204         7.77        1,257,125         9.04            23,240        18.49            9.10
 7,501-10,000.................       143         5.45        1,235,202         8.88            21,525        17.43            8.43
10,001-20,000.................       169         6.44        2,324,244        16.72            44,792        19.27           17.55
20,001-40,000.................        68         2.59        1,881,925        13.53            33,531        17.82           13.14
40,001 and
  over........................        50         1.91        3,492,770        25.12            62,063        17.77           24.31
                                   -----       ------       ----------       ------      ------------    ---------          ------
     Total....................     2,624       100.00%      13,903,728       100.00%     $    255,251    $   18.36          100.00%
                                   =====       ======       ==========       ======      ============    =========          ======

LEASE EXPIRATIONS

     The following table sets forth a summary schedule of the total lease expirations for the Company's 127 Properties for leases in place as of January 1, 1998, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations:

                                                                      PERCENTAGE      ANNUALIZED     AVERAGE BASE        PERCENTAGE
                                                        SQUARE       OF AGGREGATE    BASE RENT OF      RENT PER         OF AGGREGATE
                                      NUMBER OF       FOOTAGE OF       PORTFOLIO       EXPIRING       SQUARE FOOT         PORTFOLIO
                 YEAR OF LEASE         LEASES          EXPIRING         LEASED          LEASES        OF EXPIRING        ANNUALIZED
                  EXPIRATION          EXPIRING          LEASES        SQUARE FEET     ($000S)(2)        LEASES            BASE RENT
                  ----------          --------        ----------      -----------     ----------     ------------       ------------
               1998(1)..........          835          2,394,079          17.22%     $     40,076     $   16.74              15.70%
               1999.............          463          1,913,648          13.76            31,292         16.35              12.26
               2000.............          453          1,769,745          12.73            33,249         18.79              13.02
               2001.............          300          1,658,704          11.93            33,004         19.90              12.92
               2002.............          288          1,942,068          13.97            36,667         18.88              14.35
               2003.............           96          1,170,055           8.42            25,310         21.63               9.93
               2004.............           62            894,246           6.43            16,203         18.12               6.35
               2005.............           47            849,659           6.11            12,471         14.68               4.89
               2006.............           29            416,567           3.00             9,210         22.11               3.62
               2007.............           29            263,586           1.90             5,492         20.84               2.15
               2008.............            8            260,948           1.88             6,017         23.06               2.36
               2009.............            4            130,648           0.94             2,024         15.49               0.79
               2010+............           10            239,775           1.71             4,236         17.67               1.66
                                        -----         ----------         ------      ------------     ---------            -------
                       Total....        2,624         13,903,728         100.00%     $    255,251     $   18.36             100.00%
                                        =====         ==========         ======      ============     =========            =======

(1)  All month-to-month leases are assumed to expire during 1998.

(2) Base rent is as of the date of lease expiration, including all fixed contractual base rent increases; increases tied to indices such as the Consumer Price Index are not included.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's Common Stock began trading on the NYSE on October 4, 1996 under the symbol "ARI." On March 27, 1998, the last reported sales price per share of Common Stock on the NYSE was $28 7/16, and there were approximately 150 holders of record of the Common Stock. The table below sets forth the quarterly high and low closing sales price per share of Common Stock reported on the NYSE and the distributions declared per share by the Company with respect to each such period.

                                                     HIGH               LOW           DISTRIBUTIONS
                                                     ----               ---           -------------
1996
----
Fourth Quarter (from October 9)                 $   27 5/8             $22              $0.36(1)

1997
----
First Quarter                                       29 1/2              26 1/4           0.40
Second Quarter                                      27 3/8              23 3/4           0.40
Third Quarter                                       31 3/8              25 13/16         0.40
Fourth Quarter                                      32 1/4              28 5/8           0.40

---------------

(1) The Company paid a distribution of $.36 per share of Common Stock on January 15, 1997, to Stockholders of record on December 31, 1996. The distribution was for the period from October 9, 1996 through December 31, 1996 and is approximately equivalent to a quarterly distribution of $.40 per share and an annual distribution of $1.60 per share.

            On March 17, 1998, the Company announced its first quarter 1998 dividend of $.42 per share, to be paid on April 30, 1998, to shareholders of record at the close of business on March 31, 1998.

            Concurrent with consummation of the IPO and pursuant to the Formation Transactions, the Operating Partnership issued 2,889,071 OP Units to the partners and members of the Arden Predecessors and certain other "accredited" individuals in consideration for their contribution to the Operating Partnership of ownership interests in the Properties. In addition, the Operating Partnership issued 55,805 OP Units as partial consideration in the acquisition of one office property purchased by the Company subsequent to the IPO and prior to January 1, 1997. From January 1, 1997 through March 1, 1998, the Operating Partnership issued a total of 1,052,700 OP Units as partial consideration in the acquisition of three commercial properties, including 203,420 OP Units issued in connection with acquisition of the LBA Portfolio. Holders of the OP Units may redeem part or all of their OP Units for cash, or at the election of the Company, exchange such OP Units for shares of Common Stock on a one-for-one basis.

            On July 23, 1997, the Company completed a secondary public offering (the "July 1997 Offering") of 13,750,000 shares of Common Stock. The July 1997 Offering price was $26.125 per share resulting in gross proceeds of approximately $313.5 million. Also on July 23, 1997, the underwriters exercised their overallotment option and, accordingly, the Company issued an additional 1,750,000 shares of common stock and received gross proceeds of approximately $45.7 million. The aggregate proceeds to the company, net of underwriters' discount and offering costs aggregating approximately $18.6 million were approximately $340.6 million.

            On January 21, 1998, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to offer in one or more series, its $.01 par value Common Stock, with an aggregate public offering price of up to $1.0 billion on terms to be determined at the time of the offerings.

            On February 18, 1998, the Company completed an offering (the "February 18, 1998 Offering") of 881,950 shares of Common Stock. The shares from the February 18, 1998 Offering were issued to the trustee of a registered unit investment trust at an offering price of $28.3125 per share. Gross proceeds from this offering were approximately $25.0 million. The aggregate proceeds to the Company, net of underwriters' discount and offering costs aggregating approximately $1.3 million were approximately $23.6 million.

            On February 19, 1998, the Company completed a secondary public offering (the "February 19, 1998 Offering") of 20,000,000 shares of Common Stock. The February 19, 1998, offering price was $28.3125 per share resulting in gross proceeds of approximately $566.3 million. Also on February 19, 1998, the underwriters exercised their overallotment option and, accordingly, issued an additional 3,000,000 shares of common stock and received gross proceeds of approximately $84.9 million from the issuance of such shares. The aggregate proceeds to the Company from the issuance of these 23,000,000 shares of Common Stock, net of underwriters' discount and offering costs aggregating approximately $32.4 million, were approximately $618.8 million.

            On February 23, 1998, the Company completed an offering (the "February 23, 1998 Offering") of 1,303,965 shares of Common Stock. The shares from the February 23, 1998 Offering were issued to the trustee of a registered unit investment trust at an offering price of $28.375 per share. Gross proceeds from this offering were approximately $37.0 million. The aggregate proceeds to the Company, net of underwriters' discount and offering costs aggregating approximately $1.9 million were approximately $35.1 million.

ITEM 6.  SELECTED FINANCIAL DATA

            The following table sets forth selected consolidated/combined financial data for Arden Realty, Inc. and the Arden Predecessors (in thousands except per share amounts) and should be read in conjunction with the consolidated/combined financial statements included elsewhere in this Form 10-K.

                                                        ARDEN REALTY, INC.                ARDEN PREDECESSORS
                                                        ------------------                ------------------
                                             FOR THE YEAR           FOR THE PERIOD          FOR THE PERIOD
                                                 ENDED            OCTOBER 9, 1996 TO      JANUARY 1, 1996 TO
                                          DECEMBER 31, 1997        DECEMBER 31, 1996        OCTOBER 8, 1996
                                          -----------------        -----------------        ---------------
OPERATING DATA:
Revenues                                      $ 133,817                $   19,434                $ 39,135
Property operating expenses                      44,332                     6,005                  14,224
                                              ---------                ----------                --------
                                                 89,485                    13,429                  24,911

General and administrative expense                4,322                       753                   1,758
Interest expense                                 19,511                     1,280                  24,521
Loss on valuation of derivative                   3,111                      --                      --
Depreciation and amortization                    20,260                     3,108                   5,264
Interest and other income                        (1,630)                     (138)                 (1,330)
Equity in net loss (income) of
    noncombined entities                            --                         --                     336
                                              ---------                ----------                --------
Income (loss) before minority
   interests and extraordinary
   items                                         43,911                     8,426                  (5,638)
Minority interests' share of loss
  (income) of Arden
  Predecessors                                     --                          --                     721
Minority interests                               (4,281)                     (993)                   --
                                              ---------                ----------                --------
Income (loss) before
   extraordinary items                           39,630                     7,433                  (4,917)
Extraordinary (loss) gain on
  early extinguishment of debt,
  net of minority interests' share                 --                     (13,105)                  1,877
                                              ---------                ----------                --------
Net income (loss)                             $  39,630                $   (5,672)               $ (3,040)
                                              =========                ==========                ========
Earnings per share:

Net income (loss) per common share:
   Income before extraordinary  item          $    1.43                $      .34
   Extraordinary item -  loss on early
      extinguishment of debt                       --                        (.60)
                                              ---------                ----------
   Net income (loss)  per
     common share - Basic                     $    1.43                $     (.26)
                                              =========                ==========
  Net income (loss) per share - Diluted       $    1.41                $     (.26)
                                              =========                ==========
Weighted average common
   shares outstanding:
   Basic                                         27,794                    21,680
                                             ==========                ==========

   Diluted                                       28,039                    21,680
                                             ==========                ==========

Cash dividends declared                      $     1.60                $      .36
                                             ==========                ==========

                                                     ARDEN PREDECESSORS
                                            -------------------------------------
                                                     FOR THE YEARS ENDED
                                                         DECEMBER 31,
                                               1995          1994           1993
                                               ----          ----           ----
OPERATING DATA:
Revenues                                    $ 10,236        $ 5,867        $3,662
Property operating expenses                    3,340          2,191         1,480
                                            --------        -------        ------
                                               6,896          3,676         2,182

General and administrative expense             1,377            689           386
Interest expense                               5,537          1,673           646
Loss on valuation of derivative                   --             --            --
Depreciation and amortization                  1,898          1,143           499
Interest and other income                     (1,457)          (685)         --
Equity in net loss (income) of
    noncombined entities                         116           (201)           (4)
                                            --------        -------        ------
Income (loss) before minority
   interest and extraordinary
   items                                        (575)         1,057           655
Minority interests' share of loss
  (income) of Arden
  Predecessors                                    (1)             1          --
Minority interests                              --             --            --
                                            --------        -------        ------
Income (loss) before
   extraordinary items                          (576)         1,058           655
Extraordinary (loss) gain on
  early extinguishment of debt,
  net of minority interests' share              --              --            --
                                            --------        -------        ------
Net income (loss)                           $   (576)       $ 1,058        $  655
                                            ========        =======        ======
Earnings per share:

Net income (loss) per common share:
   Income before extraordinary  item
   Extraordinary item -  loss on early
      extinguishment of debt

   Net income (loss)  per
     common share - Basic

  Net income (loss) per share - Diluted

Weighted average common
   shares outstanding:
   Basic


   Diluted


Cash dividends declared


                                                                                                       ARDEN PREDECESSORS
                                                                                                       ------------------
                                                         DECEMBER 31,                                      DECEMBER 31,
                                                     1997           1996                          1995          1994          1993
                                                     ----           ----                          ----          ----          ----
          BALANCE SHEET DATA:
          Commercial properties, net
             of accumulated depreciation       $1,203,172       $529,568                      $160,874       $34,977       $25,404
          Total assets                          1,284,004        551,256                       182,379        46,090        27,911
          Mortgage loans payable and
             unsecured lines of credit            477,566        155,000                       168,451        32,944        24,356
          Total liabilities                       515,048        173,612                       174,163        34,148        25,190
          Minority interests                       95,973         45,667                           100
                                                                                                                  99          --
          Total Stockholders' equity/
             Owners' equity                       672,983        331,977                         8,116        11,843         2,721

                               ARDEN REALTY, INC.
                                       AND
                               ARDEN PREDECESSORS
           (In thousands, except number of properties and percentages)


                                                      ARDEN REALTY, INC.                         ARDEN PREDECESSORS
                                        --------------------------------------------             ------------------
                                            FOR THE                  FOR THE PERIOD                FOR THE PERIOD
                                           YEAR ENDED              OCTOBER 9, 1996 TO            JANUARY 1, 1996 TO
                                        DECEMBER 31, 1997           DECEMBER 31, 1996              OCTOBER 8, 1996
                                        -----------------           -----------------              ---------------
OTHER DATA:
Funds from Operations (1)                  $  67,282                    $  11,534                    $    (374)
Company's Share Percentage                      90.3%                        88.2%
                                           ---------                    ---------
Company's Share of Funds
   from Operations                         $  60,756                    $  10,173                    $    (374)
                                           =========                    =========                    =========
Cash flows from operating activities          35,116                        8,665                        7,387
Cash flows from investing activities        (659,670)                    (164,763)                    (119,083)
Cash flows from financing activities         622,222                      163,730                      119,908
Number of Properties
  owned at period end                             72                           33                           22

Gross rentable square feet
  of Properties owned at end
  of period                                   10,326                        5,443                        3,739
Occupancy of Properties
  owned at end of period                          84%                          85%                          88%

                                                      ARDEN PREDECESSORS
                                                      ------------------
                                                      FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                             1995             1994            1993
                                             ----             ----            ----
OTHER DATA:
Funds from Operations (1)                $   1,323         $  2,200         $  1,154
Company's Share Percentage

Company's Share of Funds
   from Operations                       $   1,323         $  2,200         $  1,154
                                         =========         ========         ========
Cash flows from operating activities        (8,819)             834            1,186
Cash flows from investing activities      (123,358)         (17,921)         (25,965)
Cash flows from financing activities       132,356           16,845           25,632
Number of Properties
  owned at period end                           17                8                3

Gross rentable square feet
  of Properties owned at end
  of period                                  2,634            1,130              530
Occupancy of Properties
  owned at end of period                        88%              82%              84%


(1) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds from Operations as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and unusual items, plus real estate related depreciation and amortization. Management believes Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company's computation of Funds from Operations may differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company's financial performance or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
            The following discussion should be read in conjunction with the historical consolidated financial statements of the Company and the combined financial statements of the Arden Predecessors and related notes thereto included elsewhere in this Form 10-K.

Since its initial public offering in October 1996, the Company has pursued a strategy of acquiring underperforming commercial properties, properties in need of renovation and properties which provide attractive yields with stable cash flow, all in Southern California submarkets where it can utilize its local market expertise. The Company has also used its active in-house management, leasing and finance expertise to maximize growth in cash flow. In particular, through December 31, 1997 the Company has:

- Raised approximately $433.5 million of equity in its initial public offering and approximately $359.2 million in a July 1997 secondary public offering. Proceeds to the Company from these offerings, net of underwriters' discount, advisory fee and offering costs aggregating approximately $54.8 million were approximately $737.9 million.

- Completed $175.0 million of secured, non-recourse mortgage financing which bears interest at a fixed rate of 7.52% per annum.

- Increased its borrowing capacity under lines of credit from $150 million at December 31, 1996 to $310 million at December 31, 1997, thereby providing flexibility in pursuing acquisitions and to fund tenant improvements and capital expenditures.

- Acquired a total of 72 commercial properties with approximately 10.3 million rentable square feet, including two office properties aggregating approximately 182,587 rentable square feet that are undergoing major renovation.

- Increased its total market capitalization from $599.0 million at December 31, 1996 to $1.1 billion at December 31, 1997.

The Company intends to continue focusing on maximizing growth in cash flow and enhancing the value of its portfolio of commercial properties. These objectives will be pursued by active management of its existing portfolio and by acquisitions of underperforming office and R&D/industrial properties, properties in need of renovation or properties which provide attractive yields with stable cash flows in submarkets where it can utilize its local market expertise. When market conditions permit, the Company may also develop new office or R&D/industrial properties in submarkets where it has local market expertise.

The Company's financial position and operating results are primarily comprised of its portfolio of commercial properties and income derived therefrom. Therefore, financial data from period to period will be affected by the timing of any significant property acquisitions. Due to the Company's and the Arden Predecessors' aggressive acquisition program, the Company expects there will be significant variability in financial data from period to period.

RECENT DEVELOPMENTS

In 1998, the Company has continued to identify and acquire commercial properties that meet its acquisition profile as described above. Through March 1, 1998, the Company acquired an additional 55 primarily office and R&D/industrial properties with approximately 6,123,300 rentable square feet for approximately $765.6 million (the "1998 Acquisitions"). Including the 1998 Acquisitions, the Company's portfolio of commercial properties consists of 127 properties containing approximately 16.4 million rentable square feet which are all located in Southern California. See "Acquisitions" under Item 1 of this Form 10-K for additional information regarding the 1998 Acquisitions. The Company funded the 1998 Acquisitions with proceeds from equity offerings (see discussion below), mortgage financing, draws on its lines of credit, and the issuance of OP Units.

Also on February 23, 1998, the Company completed the most recent of three 1998 equity offerings (the "1998 Offerings") resulting in the issuance of an aggregate of 25,185,915 shares of Common Stock with gross proceeds totaling approximately $713.2 million. Aggregate proceeds to the Company from the 1998 Offerings, net of underwriters' discount and offering costs aggregating approximately $35.7 million were approximately $677.5 million. Of these 1998 Offerings, 2,185,915 shares of common stock were issued to the trustees' of two unrelated registered unit investment trusts and the remaining 23,000,000 shares were issued in a secondary public offering. The Company used the net proceeds from the 1998 Offerings to fund the 1998 Acquisitions described above, to repay the outstanding balances on its lines of credit and for working capital.

RESULTS OF OPERATIONS

            Comparison of the year ended December 31, 1997 to the year ended December 31, 1996. During 1997 the Company and the Arden Predecessors purchased 38 properties resulting in an increase in real estate investments of approximately $661 million.

            The Company's management believes that in order for a meaningful analysis of the financial statements to be made, certain transactions which occurred in 1996 should be considered in a manner which makes each accounting period comparable. Accordingly, the revenue and expenses for the noncombined entities for the period from January 1, 1996 to October 8, 1996 have been included as though they were combined, with intercompany management fees relating to the noncombined entities of $704,000 eliminated in 1996 in the following discussion. The following section discusses the results of operations, as adjusted and in thousands.

    YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

                                      YEAR ENDED DECEMBER 31,
                                      -----------------------       DOLLAR         PERCENT
                                        1997           1996         CHANGE         CHANGE
                                        ----           ----         ------         ------
REVENUE
Revenues from rental operations
  Rental                              $118,085       $62,156       $ 55,929           90%
  Tenant reimbursements                  5,945         3,076          2,869           93
  Parking, net of expense                7,397         4,948          2,449           49
  Other rental operations                2,390         1,305          1,085           83
                                      --------       -------       --------         ----
                                      $133,817       $71,485       $ 62,332           87%
                                      ========       =======       ========         ====

EXPENSES
Property expenses:
   Repairs and maintenance            $ 15,154       $ 7,287       $  7,867          108%
   Utilities                            14,321         7,054          7,267          103
   Real estate taxes                     8,003         3,741          4,262          114
   Insurance                             2,125         3,049           (924)         (30)
   Ground rent                             314           189            125           66
   Marketing and other                   4,415         3,451            964           28
                                      --------       -------       --------         ----
      Total property expenses           44,332        24,771         19,561           79
General and administrative               4,322         2,512          1,810           72
Interest                                19,511        33,157        (13,646)         (41)
Loss on valuation of derivative          3,111          --            3,111           --
Depreciation and amortization           20,260        11,078          9,182           83
                                      --------       -------       --------         ----
   Total expenses                     $ 91,536       $71,518       $ 20,018           28%
                                      ========       =======       ========         ====

            Rental revenue increased approximately $55.9 million or 90% in 1997 as compared to 1996. Rental revenue from properties acquired in 1996 increased approximately $24.6 million in 1997 as compared to the prior year, reflecting a full year of rental revenue from such properties. Rental revenue from properties acquired in 1997 was approximately $30.5 million. Rental revenue from properties owned for all of 1996 and 1997 increased approximately $843,000 in 1997 as compared to the prior year, primarily from increased occupancy.

            Tenant reimbursements increased approximately $2.9 million or 93% in 1997 as compared to 1996. Tenant reimbursements from properties acquired in 1996 increased approximately $922,000 in 1997 as compared to the prior year. Tenant reimbursements from properties acquired in 1997 were approximately $1.4 million. Tenant reimbursements from properties owned for all of 1996 and 1997 increased approximately $527,000 in 1997 as compared to the prior year, primarily due to additional 1996 tenant reimbursement billings recognized in 1997.

            Parking revenue, net of expense increased approximately $2.4 million or 49% in 1997 as compared to 1996. Parking revenue, net from properties acquired in 1996 increased approximately $1.1 million in 1997 as compared to the prior year. Parking revenue, net from properties acquired in 1997 was approximately $1.0 million. Parking revenue, net from properties owned for all of 1996 and 1997 increased approximately $262,000 in 1997 as compared to the prior year, primarily resulting from increased occupancy.

            Revenue from other rental operations, consisting primarily of miscellaneous tenant charges such as after hours utility, heating and air conditioning charges, increased by approximately $1.1 million or 83% in 1997 as compared to the prior year. The increase associated with properties acquired in 1996 was $532,000 and such revenues from properties purchased in 1997 were $382,000. Such revenues from properties owned for all of 1996 and 1997 increased approximately $170,000 primarily due to a non-recurring early lease termination fee recognized in 1997.

            Total property expenses in 1997 were $44.3 million, or 33% of total revenues from rental operations, compared with total property expenses of $24.8 million or 35% of total revenues from rental operations in 1996. The increase in total property expenses associated with properties acquired in 1996 was approximately $8.9 million, reflecting a full year of expenses from such properties. Expenses from properties acquired in 1997 were approximately $11.0 million. Expenses from properties owned for all of 1996 and 1997 decreased approximately $433,000 in 1997 as compared to the prior year. The decrease in total property expenses as a percent of revenues from rental operations was primarily due to benefits achieved from economies of scale across the entire portfolio.

            General and administrative expenses were approximately $4.3 million or 3.2% of total revenues in 1997 as compared to $2.5 million or 3.5% of total revenues in 1996. General and administrative expenses as a percentage of total revenues decreased in 1997 compared to 1996 primarily due to benefits achieved from economies of scale across the entire portfolio.

            Interest expense decreased approximately $13.6 million or 41% in 1997 as compared to 1996, primarily as a result of lower outstanding debt balances in 1997. The Company used the net proceeds of approximately $737.9 million from equity offerings in October 1996 and July 1997 to repay outstanding indebtedness and acquire additional commercial properties.

            Depreciation and amortization expense increased $9.2 million or 83% in 1997, primarily due to 1996 and 1997 acquisitions.

            Other income increased approximately $314,000 in 1997, primarily due to higher interest income from a mortgage note receivable acquired in September 1997.

            Following is a comparison of property operating data for 17 properties which were owned for the entire twelve months ended December 31, 1997 and 1996 (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------    DOLLAR       PERCENT
                                                 1997            1996           CHANGE       CHANGE
                                                 ----            ----           ------       ------
Revenues from rental operations                $51,086         $49,284          $1,802          4%
Property expenses                               16,898          17,331            (433)        (2)
                                               -------         -------          ------         --
Net                                            $34,188         $31,953          $2,235          7%
                                               =======         =======          ======         ==


Comparison of the year ended December 31, 1996 to the year ended December 31, 1995. During 1996 the Company and the Arden Predecessors purchased 16 properties resulting in an increase in real estate investments of approximately $266 million.

            The Company's management believes that in order for a meaningful analysis of the financial statements to be made, certain transactions which occurred in 1996 should be considered in a manner which makes each accounting period comparable. Accordingly, the revenue and expenses for the noncombined entities for the year ended December 31, 1995 and the period from January 1, 1996 to October 8, 1996 have been included as though they were combined, with intercompany management fees relating to the noncombined entities of $704,000 and $831,000 eliminated in 1996 and 1995, respectively, in the following discussion. The following section discusses the results of operations, as adjusted. (in thousands)

       YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

                                       YEAR ENDED DECEMBER 31,
                                       -----------------------      DOLLAR      PERCENT
                                         1996          1995         CHANGE      CHANGE
                                         ----          ----         ------      ------
REVENUE
Revenues from rental operations
  Rental                               $62,156       $24,442       $37,714       154%
  Tenant reimbursements                  3,076           822         2,254       274
  Parking, net of expense                4,948         1,543         3,405       221
  Other rental operations                1,305           930           375        40
                                       -------       -------       -------       ---
       Total revenue                   $71,485       $27,737       $43,748       158%
                                       =======       =======       =======       ===

EXPENSES
Property expenses:
   Repairs and maintenance             $ 7,287       $ 3,235       $ 4,052       125%
   Utilities                             7,054         3,076         3,978       129
   Real estate taxes                     3,741         1,590         2,151       135
   Insurance                             3,049           626         2,423       387
   Ground rent                             189            30           159       530
   Marketing and other                   3,451         1,588         1,863       117
                                       -------       -------       -------       ---
      Total property expenses           24,771        10,145        14,626       144
   General and administrative            2,512         1,404         1,108        79
   Interest                             33,157        13,780        19,377       141
   Depreciation and amortization        11,078         4,346         6,732       155
                                       -------       -------       -------       ---
      Total expenses                   $71,518       $29,675       $41,843       141%
                                       =======       =======       =======       ===

            Rental revenue increased approximately $37.7 million or 154% in 1996 as compared to 1995. Rental revenue from properties acquired in 1995 increased approximately $17.8 million in 1996 as compared to the prior year, reflecting a full year of rental revenue from such properties. Rental revenue from properties acquired in 1996 was $19.7 million. Rental revenue from properties owned for all of 1995 and 1996 increased approximately $254,000 in 1996 as compared to the prior year, primarily from increased occupancy.

            Tenant reimbursements increased approximately $2.3 million or 274% in 1996 as compared to 1995. Tenant reimbursements from properties acquired in 1995 increased approximately $1.1 million in 1996 as compared to the prior year. Tenant reimbursements from properties acquired in 1996 were approximately $1.3 million. Tenant reimbursements from properties owned for all of 1995 and 1996 decreased approximately $109,000 in 1996 compared to 1995, primarily due to resetting base years in the expense recovery calculation for leases that were renewed or retenanted.

            Parking revenue, net of expense increased approximately $3.4 million or 221% in 1996 as compared to 1995. Parking revenue, net from properties acquired in 1995 increased approximately $2.8 million in 1996 as compared to the prior year. Parking revenue, net from the properties acquired in 1996 was $544,000.

Parking revenue, net from properties owned for all of 1995 and 1996 increased approximately $16,000 in 1996 as compared to the prior year, primarily from increased occupancy.

            Revenues from other rental operations, consisting primarily of miscellaneous tenant charges such as after hours utility, heating and air conditioning charges, increased by $375,000 or 40% in 1996 as compared to the prior year. The increase associated with properties acquired in 1995 was $538,000. Revenues from properties purchased in 1996 were $251,000. Revenues from other rental operations for properties owned for all of 1995 and 1996 decreased approximately $414,000 due to a non-recurring lease termination fee recognized in 1995.

            In 1996, total property expenses were $24.8 million, or 35% of total revenues from rental operations, compared with total property expenses of $10.1 million or 37% of total revenues from rental operations in 1995. The increase in expenses associated with properties acquired in 1995 was $7.4 million, reflecting a full year of expenses from such properties. Expenses from properties acquired in 1996 were $7.4 million. Expenses from properties owned for all of 1995 and 1996 decreased approximately $181,000 in 1996 as compared to the prior year.

            General and administrative expenses increased approximately $1.1 million or 79% in 1996 as compared to the prior year, resulting from higher management and administrative costs associated with the increased portfolio size and the operations of the Company as a public real estate investment trust.

            Interest expense increased approximately $19.4 million or 141% in 1996 as compared 1995, primarily as a result of higher outstanding balances during 1996, which were used to fund property acquisitions.

            Depreciation and amortization expense increased $6.7 million or 155% in 1996, primarily due to 1996 and 1995 acquisitions.

            Other income increased $593,000 primarily due to an increase in interest income earned on higher restricted cash balances in 1996.

            Following is a comparison of property operating data for eight properties which were owned for the entire twelve months ended December 31, 1996 and 1995 (in thousands):

                                       YEAR ENDED DECEMBER 31,
                                       -----------------------    DOLLAR      PERCENT
                                        1996           1995       CHANGE      CHANGE
                                        ----           ----       ------      ------
Revenues from rental operations       $21,141       $21,394       $(253)       (1)%
Property expenses                       7,361         7,542        (181)       (2)
                                      -------       -------       -----        --
Net                                   $13,780       $13,852       $ (72)       (1)%
                                      =======       =======       =====        ==

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

            Cash provided by operating activities increased by $19.1 million or 119%, to $35.1 million for the year ended December 31, 1997, as compared to $16.0 million for the year ended December 31, 1996 primarily due to operating results from the 1996 and 1997 acquisitions. Cash used in investing activities increased by $375.8 million, or 132.4%, to $659.7 million in 1997 compared to $283.8 in 1996 primarily due to the Company's aggressive property acquisition activity in 1997 and an increase in capital expenditures on properties owned. Cash provided by financing activities increased by $338.6 million, or 119.3%, to $622.2 million, as compared to $283.6 million for 1996. Cash provided by financing activities for the year ended December 31, 1997 consisted primarily of net proceeds from mortgage loans, unsecured lines of credit, and the issuance of 13,750,000 shares of common stock in a July 1997 secondary offering partially offset by distributions to shareholders and minority interests. Cash provided by financing activities for the year ended December 31, 1996 consisted primarily of net proceeds from the issuance of 21,674,500 shares of common stock in the Company's initial public offering, partially offset by net payments on mortgage loans and unsecured lines of credit.

CAPITAL COMMITMENTS

            As of December 31, 1997 the Company had approximately $1.0 million outstanding in capital commitments related to tenant improvements, renovation costs, and general property related capital expenditures.

AVAILABLE BORROWINGS, CASH BALANCE AND CAPITAL RESOURCES

            The Company has a $300 million unsecured line of credit (Amended Credit Facility) from a group of banks led by Wells Fargo. The Amended Credit Facility bears interest at a rate ranging between LIBOR plus 1.2% and LIBOR plus 1.45% (effective rate of 7.5% at December 31, 1997) depending on the leverage ratio of the Company. Once the Company achieves an investment grade unsecured debt rating, the interest rate may be lowered to between LIBOR Plus 0.9% and LIBOR plus 1.15% depending on such debt rating. Under certain circumstances, the Company has the option to convert the interest rate from LIBOR to the prime rate plus 0.5%. In addition, the Amended Credit Facility has a commitment fee ranging from .125% to .25% on the unused balance. The Amended Credit Facility matures on September 1, 2000. Proceeds from the Amended Credit Facility will be used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of December 31, 1997, the aggregate outstanding balance on the Amended Credit Facility was $230.4 million, and $7.0 million was available for additional borrowing. On February 19, 1998, the aggregate outstanding balance of $277.9 million on the Amended Credit Facility was repaid with proceeds from equity offerings of common stock.

            The Company also has an unsecured line of credit with a total commitment of $10.0 million from City National Bank (the "City National Bank Credit Facility"). The City National Bank Credit Facility accrues interest at the City National Bank Prime Rate less 0.875% (effective rate of 7.6% at December 31, 1997), and is scheduled to mature on August 1, 1998. Proceeds from the City National Bank Credit Facility will be used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of December 31, 1997, the aggregate outstanding balance on the City National Bank Credit Facility was $10.0 million. On

February 19, 1998 the Company repaid the outstanding balance of $5.0 million on the City National Bank Credit Facility with proceeds from equity offerings of common stock.

            As of December 31, 1997, the Company had $9.3 million in cash and cash equivalents, including $4.0 million in restricted cash, representing an interest bearing cash deposit required by one of the Company's mortgage loans payable.

            On July 23, 1997, the Company completed a secondary public offering of 13,750,000 shares of Common Stock (the "July 1997 Offering"). The July 1997 Offering price was $26.125 per share resulting in gross proceeds of $359.2 million. The aggregate proceeds to the Company, net of underwriters' discount and offering costs aggregating approximately $18.6 million were approximately $340.6 million. Proceeds from the Company's July 1997 Offering were used to pay down the Company's Amended Credit Facility, City National Bank Credit Facility, and to acquire additional commercial properties.

            On January 12, 1998, the Company filed a Form S-3 Registration Statement (the "Registration Statement") with the Securities and Exchange Commission to offer in one or more series, shares of its $.01 par value common stock with an aggregate public offering price of up to $1.0 billion. The Registration was declared effective on January 21, 1998.

            Also on February 23, 1998, the Company completed the most recent of three 1998 equity offerings (the "1998 Offerings") resulting in the issuance of an aggregate of 25,185,915 shares of Common Stock with gross proceeds totaling approximately $713.2 million. Aggregate proceeds to the Company from these offerings, net of underwriters' discount and offering costs aggregating approximately $35.7 million were approximately $676.0 million. Of these 1998 offerings, 2,185,915 shares of common stock were issued to the trustees' of two unrelated registered unit investment trusts and the remaining 23,000,000 shares were issued in a secondary public offering. Net proceeds from the 1998 Offerings were used to repay the outstanding balances on the Amended Credit Facility and City National Bank Credit Facility and to fund a portion of the LBA Portfolio acquisition. The remaining proceeds were invested in short-term commercial paper and used for working capital.

            As of March 27, 1998, the Company had $300.0 million available under its lines of credit and the capacity to issue up to $286.8 million of its common stock pursuant to the Registration Statement.

            The Company expects to continue meeting its short-term liquidity and capital requirements generally through its working capital and net cash provided by operating activities. The Company believes that the net cash provided by operating activities will continue to be sufficient to pay any distributions necessary to enable the Company to continue qualifying as a REIT. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

            The Company expects to meet certain long-term liquidity and capital requirements such as property acquisitions, scheduled debt payments, renovation costs, expansions and other non-recurring capital expenditures through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company also expects to use the remaining funds available under the

Amended Credit Facility to fund acquisitions, development activities and capital improvements on an interim basis.

FUNDS FROM OPERATIONS

The Company considers Funds from Operations, as defined by NAREIT, to be a useful financial measure of the operating performance for an equity REIT. The Company believes that Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and it should not be considered as an alternative to these indicators in evaluating liquidity or operating performance of the Company.

            The following table reflects the calculation of the Company's Funds from Operations for the year ended December 31, 1997 and for the period October 9, 1996 to December 31, 1996 and for the Arden Predecessors for the period January 1, 1996 to October 8, 1996 and for the year ended December 31, 1995:

                                                ARDEN REALTY, INC.                           ARDEN PREDECESSORS
                                                ------------------                           ------------------
                                        FOR THE           FOR THE PERIOD          FOR THE PERIOD
                                       YEAR ENDED        OCTOBER 9, 1996 TO      JANUARY 1, 1996 TO      FOR THE YEAR ENDED
                                   DECEMBER 31, 1997     DECEMBER 31, 1996        OCTOBER 8, 1996         DECEMBER 31,1995
                                   -----------------     -----------------        ---------------         ----------------
Funds from Operations:
   Income (loss) before
     minority interests and
     extraordinary items              $43,911                 $ 8,426                 $(5,638)                $  (575)
   Depreciation and
     amortization                      20,260                   3,108                   5,264                   1,898
Loss on valuation of derivative         3,111                    --                      --                      --
                                      -------                 -------                 -------                 -------
  Funds from Operations               $67,282                 $11,534                 $  (374)                $ 1,323

Company's Share Percentage               90.3%                   88.2%
Company's Share of Funds
  from Operations                     $60,756                 $10,173                 $  (374)                $ 1,323
                                      =======                 =======                 =======                 =======

            The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and unusual items, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes Funds from Operations in accordance with standards established by the White Paper which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

IMPACT OF YEAR 2000

            The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send tenant invoices, or engage in similar normal business activities.

            Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

            The Company intends to initiate communications with all of its significant service providers, lenders, and large tenants to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

            The Company will utilize both internal and external resources to reprogram, or replace, and test the software for the Year 2000 modifications. The Company anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. The Company can not presently estimate the total cost of the Year 2000 project, however, management does not anticipate such costs will have a material effect on the results of operations.

            The Company's ability to complete the Year 2000 modifications prior to any anticipated impact on its operating systems is based on numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that this estimate will be achieved. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to located and correct all relevant computer codes, and similar uncertainties.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
            Not applicable.

                                    PART III

            Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held on May 7, 1998 (the "Proxy Statement") and the information included therein is incorporated herein by reference.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
            The information contained in the section captioned "Principal and Management Stockholders" of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            The information contained in the section captioned "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE, AND REPORTS ON
                 FORM 8-K
(a) (1 and 2) Financial Statements and Schedule

            The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

                                                                                                              Page
                                                                                                              ----
ARDEN REALTY, INC. AND THE ARDEN PREDECESSORS
            Report of Independent Auditors                                                                     F-1
            Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996                          F-2
            Consolidated Statements of Operations for the year ended December
               31, 1997 and for the period October 9, 1996 to December 31, 1996 and Combined Statements of Operations for the period January 1,
               1996 to October 8, 1996 and for the year ended December 31, 1995                                F-3
            Consolidated Statements of Stockholders' Equity for year ended December 31, 1997 and for the period October 9, 1996 to December 31, 1996 and
               Combined Statements of Owners' Equity for the period January 1,
               1996 to October 8, 1996
               and for the year ended December 31, 1995                                                        F-4
            Consolidated Statements of Cash Flows for the year ended December 31, 1997 and for the period October 9, 1996 to December 31, 1996 and
               Combined Statements of Cash Flows for the period January 1, 1996 to October 8, 1996 and for the
               year ended December 31, 1995                                                                    F-5
            Notes to Financial Statements                                                                      F-6
            Schedule III - Commercial Properties and Accumulated Depreciation                                 F-21

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

10.1.1 Agreement for Purchase and Sale by and among AEW/LBA Acquisition Co., LLC, a California limited liability company, AEW/LBA Acquisition Co. II, LLC, a California limited liability company, Cal Portfolio VI, L.L.C., a Delaware limited liability company, AEW/LBA Acquisition Co. IV, LLC, a California limited liability company, Spectrum Huntington Center, LLC, a California limited liability company, Spectrum Chicago Avenue, LLC, a California limited liability company, Spectrum Waples Street, LLC, a California limited liability company, Spectrum Lambert Plaza, LLC, a California limited liability company, and Arden Realty, Inc., a Maryland corporation as filed as an exhibit to Form 8-K filed on March 16, 1998 and incorporated herein by reference.

10.2 1996 Stock Option and Incentive Plan as filed as an exhibit to Registration Statement on Form S-11 (No. 333-8163) and incorporated herein by reference.

10.2.1 Closing Agreement dated March 2, 1998 as filed as an exhibit to Form 8-K filed on March 16, 1998 and incorporated herein by reference.

10.3 Form of Officers and Directors Indemnification Agreement as filed as an exhibit to Registration Statement on Form S-11 (No. 333-8163) and incorporated herein by reference.

10.3.1 Warrant Agreement dated as of March 2, 1998 by and among Arden Realty, Inc., a Maryland corporation and AEW/LBA Acquisition Co. II, LLC, a California limited liability company as filed as an exhibit to Form 8-K filed on March 16, 1998 and incorporated herein by reference.

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

10.33 Credit Facility documentation consisting of First Amended and Restated Revolving Credit Agreement by and among the Operating Partnership and Chase Manhattan Bank, Lehman Brothers Realty Corporation and Wells Fargo Bank as filed as an exhibit to Registration Statement of Form S-11 (No.333-30059) and incorporated herein by reference.

10.34 Mortgage Financing documentation consisting of Loan Agreement by and between the Company's special purpose financing subsidiary and Lehman Brothers Realty Corporation (the Loan Agreement includes the Mortgage Note, Deed of Trust, and form of Tenant Estoppel Certificate and Agreement as exhibits) as filed as an exhibit to Registration Statement of Form S-11 (No. 333-30059) and incorporated herein by reference.

21.1 Subsidiary of Registrant as filed as an exhibit to Registration Statement on Form S-11 (No. 333-8163) and incorporated herein by reference.

23.1        Consent of Independent Auditors.

27          Financial Data Schedule


(b) Reports on Form 8-K

            On October 15, 1997 the Company filed a report on Form 8-K relating to the acquisition of certain real estate properties. The Company filed the required financial statements and information under cover of Form 8-K/A on November 14, 1997.

            On November 12, 1997 the Company filed a report on Form 8-K relating to the acquisition of certain real estate properties. The Company filed the required financial statements and information under cover of Form 8-K/A on November 24, 1997.

            On December 18, 1997, the Company filed a report on Form 8-K relating to the acquisition of certain real estate properties.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1998.

                                            ARDEN REALTY, INC.


                                            By: /s/ Richard S. Ziman
                                                -------------------------------
                                                Richard S. Ziman
                                                Chairman of the Board
                                                and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                            Title                                           Date
----                                            -----                                           ----
/s/ Richard S. Ziman                            Chairman of the Board, Chief Executive          March 31, 1998
-----------------------------                   Officer and Director
Richard S. Ziman


/s/ Victor J. Coleman                           President, Chief Operating Officer and          March 31, 1998
-----------------------------                   Director
Victor J. Coleman

                                                Executive Vice President,
/s/ Diana M. Laing                              Chief Financial Officer and Secretary           March 31, 1998
-----------------------------
Diana M. Laing


/s/ Richard S. Davis                            Chief Accounting Officer                        March 31, 1998
-----------------------------
Richard S. Davis.


/s/ Carl D. Covitz                              Director                                        March 31, 1998
-----------------------------
Carl D. Covitz


/s/ Larry Flax                                  Director                                        March 31, 1998
-----------------------------
Larry Flax


/s/ Steven C. Good                              Director                                        March 31, 1998
-----------------------------
Steven C. Good


/s/ Kenneth B. Roath                            Director                                        March 31, 1998
-----------------------------
Kenneth B. Roath

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Arden Realty, Inc.

            We have audited the accompanying consolidated balance sheets of Arden Realty, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows of Arden Realty, Inc. for the year ended December 31, 1997 and for the period October 9, 1996 (commencement of operations) to December 31, 1996 and the related combined statements of operations, owners' equity and cash flows of the Arden Predecessors for the period January 1, 1996 to October 8, 1996 and for the year ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the management of Arden Realty, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arden Realty, Inc. at December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for the year ended December 31, 1997 and for the period October 9, 1996 to December 31, 1996 and the combined results of operations and cash flows of the Arden Predecessors for the period January 1, 1996 to October 8, 1996 and for the year ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                       /s/ Ernst & Young LLP


Los Angeles, California
January 29, 1998, except for
Note 21, as to which the date is
February 23, 1998

                               ARDEN REALTY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                         DECEMBER 31,
                                                                         ------------
                                                                     1997             1996
                                                                     ----             ----
ASSETS
Commercial properties:
   Land                                                       $   241,440        $ 116,513
   Buildings and improvements                                     975,791          417,970
   Tenant improvements                                             21,801           12,224
                                                              -----------        ---------
                                                                1,239,032          546,707
   Less: accumulated depreciation                                 (35,860)         (17,139)
                                                              -----------        ---------
                                                                1,203,172          529,568
Cash and cash equivalents                                           5,300            7,632
Restricted cash                                                     4,040             --
Rent and other receivables                                         10,203            2,293
Mortgage notes receivable, net of discount of $2,931               14,430             --
Deferred rent                                                       8,811            6,069
Prepaid financing and leasing costs, net of accumulated
    amortization of $2,649, and $859, respectively                 12,680            4,013
Prepaid expenses and other assets                                  25,368            1,681
                                                              -----------        ---------
   Total assets                                               $ 1,284,004        $ 551,256
                                                              ===========        =========

LIABILITIES
Mortgage loans payable                                        $   237,166        $ 104,000
Unsecured lines of credit                                         240,400           51,000
Accounts payable and accrued expenses                              16,458            6,178
Security deposits                                                   6,847            3,590
Dividends payable                                                  14,177            7,805
Distributions payable                                                --              1,039
                                                              -----------        ---------
   Total liabilities                                              515,048          173,612
                                                              -----------        ---------

Minority interests                                                 95,973           45,667

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 20,000,000 shares
   authorized, none issued                                           --               --
Common stock, $.01 par value, 100,000,000
  shares authorized, 35,796,704 and 21,679,500 issued
   and outstanding, respectively                                      358              217
Additional paid-in capital                                        672,625          337,432
Accumulated deficit                                                  --             (5,672)
                                                              -----------        ---------
   Total stockholders' equity                                     672,983          331,977
                                                              -----------        ---------
   Total liabilities and stockholders' equity                 $ 1,284,004        $ 551,256
                                                              ===========        =========


See accompanying notes to financial statements.

            ARDEN REALTY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
                                       AND
              ARDEN PREDECESSORS COMBINED STATEMENTS OF OPERATIONS
                       (in thousands except share amounts)

                                                     ARDEN REALTY INC.                                  ARDEN PREDECESSORS
                                                     -----------------                                  ------------------
                                                                     FOR THE PERIOD          FOR THE PERIOD
                                           FOR THE YEAR ENDED      OCTOBER 9, 1996 TO       JANUARY 1, 1996 TO    FOR THE YEAR ENDED
                                            DECEMBER 31, 1997       DECEMBER 31, 1996        OCTOBER 8, 1996       DECEMBER 31, 1995
                                            -----------------       -----------------        ---------------       -----------------
Revenues                                       $ 133,817                $ 19,434                $ 39,135                $ 10,236
Property operating expenses                       44,332                   6,005                  14,224                   3,340
                                               ---------                --------                --------                --------
                                                  89,485                  13,429                  24,911                   6,896

General and administrative                         4,322                     753                   1,758                   1,377
Interest                                          19,511                   1,280                  24,521                   5,537
Loss on valuation of derivative                    3,111                    --                      --                      --
Depreciation and amortization                     20,260                   3,108                   5,264                   1,898
Interest and other income                         (1,630)                   (138)                 (1,330)                 (1,457)
Equity in net loss
    of noncombined entities                         --                      --                       336                     116
                                               ---------                --------                --------                --------
Income (loss) before minority interests
   and extraordinary items                        43,911                   8,426                  (5,638)                   (575)
Minority interests' share of loss
  (income) of Arden Predecessors                    --                      --                       721                      (1)
Minority interests                                (4,281)                   (993)                   --                      --
                                               ---------                --------                --------                --------
Income (loss) before extraordinary items          39,630                   7,433                  (4,917)                   (576)
Extraordinary (loss) gain on early
  extinguishment of debt, net of
  minority interests' share of
  $1,798 for the period October 9, 1996
  to December 31, 1996                              --                   (13,105)                  1,877                    --
                                               ---------                --------                --------                --------
Net income (loss)                              $  39,630                $ (5,672)               $ (3,040)               $   (576)
                                               =========                ========                ========                ========

Net income (loss) per common share:
   Income before
     extraordinary item                        $    1.43                $    .34
   Extraordinary loss on early
     extinguishment of debt                        --                       (.60)
                                               ---------                --------
   Net income (loss)
      per common share - Basic                 $    1.43                $   (.26)
                                               =========                ========
   Net income (loss)
      per common share - Diluted               $    1.41                $   (.26)
                                               =========                ========

Weighted average common shares:
   Basic                                          27,794                  21,680
   Diluted                                        28,039                  21,680


See accompanying notes to financial statements.

                               ARDEN REALTY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                                                        ADDITIONAL                          TOTAL
                                                   COMMON STOCK          PAID-IN       ACCUMULATED      STOCKHOLDERS'
                                               SHARES       AMOUNTS      CAPITAL         DEFICIT           EQUITY
                                               ------       -------      -------         -------           ------
Balance at October 8, 1996                         100
  Retirement of originally issued shares          (100)
  Common stock bonus to
    certain employees                            5,000
  Sale of common stock, net
   of offering costs of $36,181             21,674,500       $217       $ 397,092            --          $ 397,309
  Distributions paid to
   Arden Predecessors                             --          --          (16,554)           --            (16,554)
  Allocation of minority interests in
   operating partnership                          --          --          (35,301)           --            (35,301)
  Net loss                                        --          --             --          $ (5,672)          (5,672)
  Dividends declared and payable                  --          --           (7,805)           --             (7,805)
                                            ----------       ----       ---------        --------        ---------
Balance at December 31, 1996                21,679,500       $217       $ 337,432        $ (5,672)       $ 331,977
                                            ----------       ----       ---------        --------        ---------
  Common stock issued in connection
    with the exercise of options               146,666          1           2,933            --              2,934
  Stock Option compensation                       --          --               92            --                 92
  Sale of common stock, net of
     offering costs of $18,588              13,750,000        138         340,493            --            340,631
  OP units converted                           220,538          2           3,425                            3,427
  Net income                                      --          --             --            39,630           39,630
  Dividends declared and payable                  --          --          (11,750)        (33,958)         (45,708)
                                            ----------       ----       ---------        --------        ---------
Balance at December 31, 1997                35,796,704       $358       $ 672,625            --          $ 672,983
                                            ==========       ====       =========        ========        =========

                               ARDEN PREDECESSORS
                      COMBINED STATEMENTS OF OWNERS' EQUITY
                                 (in thousands)

                                                             OWNERS' EQUITY
                                                             --------------
Balance at December 31, 1994                                   $ 11,843
    Owners' contributions                                         7,427
    Owners' distributions                                       (10,578)
    Net loss                                                       (576)
                                                               --------
Balance at December 31, 1995                                      8,116
   Owners' contributions                                          2,923
   Owners' distributions                                         (2,309)
   Net loss for the period January 1, to October 8, 1996         (3,040)
                                                               --------
Balance at October 8, 1996                                     $  5,690
                                                               ========


                See accompanying notes to financial statements.

          ARDEN REALTY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS AND
              ARDEN PREDECESSORS COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                ARDEN REALTY, INC
                                                                -----------------
                                                                              FOR THE PERIOD
                                                     FOR THE YEAR ENDED      OCTOBER 9, 1996
                                                     DECEMBER 31, 1997     TO DECEMBER 31, 1996
                                                     -----------------     --------------------
OPERATING ACTIVITIES:
Net income (loss)                                       $  39,630               $  (5,672)
Adjustments to reconcile net income (loss)
   to net  cash  provided by (used in)
   operating activities:
  Extraordinary loss (gain) on early
    extinguishment of debt                                   --                    13,105
  Minority interests in operating partnership               4,281                     993
  Equity in net loss of noncombined entities                 --                      --
  (Loss) income allocable to minority
     interests of Arden  Predecessors                        --                      --
  Depreciation and amortization                            20,260                   3,108
  Amortization of loan costs and fees                         823                       8
  Changes in operating assets and liabilities:
      Rents and other receivables                         (22,340)                    557
      Restricted cash                                      (4,040)                   --
      Deferred rent                                        (2,742)                   (618)
      Prepaid financing  and leasing costs                (10,796)                 (1,201)
      Prepaid  expenses and other assets                   (3,497)                    499
      Accounts payable and accrued expenses                10,280                  (2,911)
      Deferred interest                                      --                      --
      Security deposits                                     3,257                     797
                                                        ---------               ---------
Net cash provided by (used in)
   operating  activities                                   35,116                   8,665
                                                        ---------               ---------

INVESTING ACTIVITIES:
Acquisitions and improvements to
  commercial properties                                  (639,670)               (164,763)
Escrow deposit                                            (20,000)                   --
Investments  in noncombined entities                         --                      --
                                                        ---------               ---------
Net cash used in investing activities                    (659,670)               (164,763)
                                                        ---------               ---------

FINANCING ACTIVITIES:
Cash from contributed net assets                             --                    23,707
Distributions to Arden Predecessors
  in exchange for partnership assets                         --                   (16,554)
Proceeds from mortgage loans                              308,202                 104,000
Repayment of mortgage loans                              (175,036)               (368,471)
Proceeds from secured line of credit                       28,700                    --
Repayment of secured line of credit                       (28,700)                   --
Proceeds from unsecured lines of credit                   443,500                  51,000
Repayments of unsecured lines of credit                  (254,100)                 (3,737)
Payments of additional interest                              --                   (23,524)
Proceeds from issuance of  common
   stock net of offering costs                            343,565                 397,309
Distributions to and contributions from
   minority interests, net                                 (3,534)                   --
Dividends paid                                            (40,375)                   --
Owners' contributions from and
   distributions to, net                                     --                      --
                                                        ---------               ---------
Net cash provided by financing activities                 622,222                 163,730
                                                        ---------               ---------

Net (decrease) increase in cash and
   cash equivalents                                        (2,332)                  7,632
Cash and cash equivalents at
   beginning of period                                      7,632                    --
                                                        ---------               ---------
Cash and cash equivalents at end  of period             $   5,300               $   7,632
                                                        =========               =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest,
   net of interest capitalized                          $  19,191               $   3,130
                                                        =========               =========

                                                                 ARDEN PREDECESSORS
                                                                 ------------------
                                                       FOR THE PERIOD
                                                       JANUARY 1, 1996       FOR THE YEAR ENDED
                                                      TO OCTOBER 8, 1996      DECEMBER 31, 1995
                                                      ------------------      -----------------
OPERATING ACTIVITIES:
Net income (loss)                                        $  (3,040)              $    (576)
Adjustments to reconcile net income (loss)
   to net  cash  provided by (used in)
   operating activities:
  Extraordinary loss (gain) on early
    extinguishment of debt                                  (1,877)                   --
  Minority interests in operating partnership                 --                      --
  Equity in net loss of noncombined entities                   336                     116
  (Loss) income allocable to minority
     interests of Arden  Predecessors                         (721)                      1
  Depreciation and amortization                              5,264                   1,898
  Amortization of loan costs and fees                          202                     211
  Changes in operating assets and liabilities:
      Rents and other receivables                           (1,866)                 (1,074)
      Restricted cash                                        2,166                 (11,649)
      Deferred rent                                         (1,735)                   (672)
      Prepaid financing  and leasing costs                  (1,243)                   (633)
      Prepaid  expenses and other assets                    (1,136)                   (947)
      Accounts payable and accrued expenses                  2,883                   2,501
      Deferred interest                                      7,607                     884
      Security deposits                                        547                   1,121
                                                         ---------               ---------
Net cash provided by (used in)
   operating  activities                                     7,387                  (8,819)
                                                         ---------               ---------

INVESTING ACTIVITIES:
Acquisitions and improvements to
  commercial properties                                   (119,083)               (127,663)
Escrow deposits                                               --                      --
Investments  in noncombined entities                          --                     4,305
                                                         ---------               ---------
Net cash used in investing activities                     (119,083)               (123,358)
                                                         ---------               ---------

FINANCING ACTIVITIES:
Cash from contributed net assets                              --                      --
Distributions to Arden Predecessors
  in exchange for partnership assets                          --                      --
Proceeds from mortgage loans                               120,485                 142,501
Repayment of mortgage loans                                 (5,051)                 (7,060)
Proceeds from secured line of credit                          --                      --
Repayment of secured line of credit                           --                      --
Proceeds from unsecured lines of credit                      5,188                   3,310
Repayments of unsecured lines of credit                     (2,264)                 (3,244)
Payments of additional interest                               --                      --
Proceeds from issuance of  common
   stock net of offering costs                                --                      --
Distributions to and contributions from
   minority interests, net                                     936                    --
Dividends paid                                                --                      --
Owners' contributions from and
   distributions to, net                                       614                  (3,151)
                                                         ---------               ---------
Net cash provided by financing activities                  119,908                 132,356
                                                         ---------               ---------

Net (decrease) increase in cash and
   cash equivalents                                          8,212                     179
Cash and cash equivalents at
   beginning of period                                         790                     611
                                                         ---------               ---------
Cash and cash equivalents at end  of period              $   9,002               $     790
                                                         =========               =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest,
   net of interest capitalized                           $  15,719               $   4,022
                                                         =========               =========


See accompanying notes to financial statements.

                               ARDEN REALTY, INC.
                                       AND
                               ARDEN PREDECESSORS
                          NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS
            Arden Realty, Inc. (the "Company"), through its controlling interest in Arden Realty Limited Partnership (the "Operating Partnership"), and its other subsidiaries, is engaged in owning, acquiring, managing, leasing and renovating commercial properties (collectively, the "Properties") located in Southern California. The Company was formed in 1996 to continue and expand the real estate business of Arden Realty Group, Inc. and a group of affiliated entities (the "Arden Predecessors").

ORGANIZATION AND FORMATION OF THE COMPANY
            The Company was incorporated in Maryland in May 1996. On October 9, 1996, the Company completed an initial public offering (the "IPO") of 21,674,500 shares of $.01 par value common stock, at a price of $20.00 per share resulting in gross proceeds of $433.5 million. The aggregate proceeds to the Company from the IPO, net of underwriters' discount, advisory fee and offering costs aggregating approximately $36.2 million were approximately $397.3 million.

            Concurrent with consummation of the IPO, the Company and the Operating Partnership, together with the partners and members of the Arden Predecessors (collectively, the "Participants"), engaged in certain formation transactions (the "Formation Transactions") as follows:

- Pursuant to separate option agreements (the "Option Agreements"), the Company acquired for cash from certain Participants the interests owned by such Participants in certain of the Arden Predecessors and in certain of the Properties. The Company paid approximately $26.8 million from the net proceeds of the IPO for such interests, which represented 31.7% of the ownership interests in the Properties acquired by the Company.

- The Company contributed (i) the interests in the Arden Predecessors and in the properties acquired pursuant to the Option Agreements and
            (ii) the net proceeds from the IPO (after payment of the cash consideration to certain Participants as described above) to the Operating Partnership in exchange for an 88.2% general partner interest in the Operating Partnership, representing the sole general partnership interest.

- Pursuant to separate contribution agreements (the "Contribution Agreements"), the following additional contributions were made by Participants to the Operating Partnership in exchange for limited partner interests in the Operating Partnership ("OP Units"): (i) the remaining interests in the Arden Predecessors and in certain of the Properties (i.e., all interests not acquired by the Company pursuant to the Option Agreements) and (ii) certain assets, including management contracts relating to certain of the Properties and the contract rights to purchase two properties (303 Glenoaks and 12501 East Imperial Highway). The Participants making such contributions (a total of seven individuals and entities including Arden Realty Group, Inc., Richard Ziman, Victor Coleman, and Arthur Gilbert), received an aggregate of 2,889,071 OP Units, with a value of approximately $57.8 million based on the IPO price of the Company's common stock.

- The Company, through the Operating Partnership, borrowed $57.0 million aggregate principal amount under a one year interim loan (the "1996 Interim Financing") which was non-recourse to the Company and the Operating Partnership and secured by cross-collateralized and cross-defaulted first mortgage liens on nine of the Properties.

- Approximately $33.0 million of the net proceeds of the IPO were used by the Operating Partnership to purchase two properties, 303 Glenoaks and 12501 East Imperial Highway.

- The Company used a portion of the proceeds of the IPO and the 1996 Interim Financing to repay approximately $370.0 million of mortgage debt secured by the Properties and indebtedness outstanding under lines of credit assumed by the Operating Partnership in the Formation Transactions.

The transfer of the Properties and operating interests of affiliates of the Company to the Operating Partnership for cash or OP Units has been accounted for at the historical cost of those interests, similar to a pooling of interests. All transfers by nonaffiliates have been accounted for at the fair value of the OP Units issued or cash consideration paid.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION.
            The accompanying consolidated financial statements of Arden Realty, Inc. include the accounts of the Company, the Operating Partnership, and its other subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

            The minority interests at December 31, 1997 and December 31, 1996 represent limited partnership interests in the Operating Partnership of approximately 9.7% and 12.0%, respectively.

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

COMMERCIAL PROPERTIES
            The properties are stated at the lower of cost or estimated fair value. Write-downs to estimated fair value would be recognized when impairment indicators are present and a property's estimated undiscounted future cash flow, before interest charges, is less than its book value. In that situation, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. Based on management's assessment, no write-downs to estimated fair value by the Company or the Arden Predecessors were necessary.

            Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized.

            Depreciation is calculated under the straight-line method using forty year lives for buildings and ten year lives for building improvements. Amortization of tenant improvements is calculated using the straight-line method over the term of the related lease.

CASH EQUIVALENTS
            Cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired.

RESTRICTED CASH
            Restricted cash primarily consists of a cash deposit as required by one of the Company's mortgage loans payable.

PREPAID COSTS
            Costs associated with leasing properties are capitalized and amortized to expense on a straight-line basis over the related lease term. Costs associated with obtaining long-term financing are capitalized and amortized to interest expense over the term of the related loan.

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

INCOME TAXES
            Prior to October 9, 1996 the combined and noncombined entities that made up the Arden Predecessors consisted of a Subchapter S corporation, limited liability companies and partnerships. Taxable income for such entities was recorded on the separate tax returns of the membership unit holders and individual partners and, accordingly, no provision for income taxes was recorded in the accompanying financial statements of the Arden Predecessors.

            The Company generally will not be subject to federal income taxes as long as it continues to qualify as a real estate investment trust ("REIT"). A REIT will generally not be subject to federal income taxation on that portion of income that qualifies as REIT taxable income and to the extent that it distributes such taxable income to its stockholders and complies with certain requirements. As a REIT, the Company is allowed to reduce taxable income by all or a portion of distributions to stockholders and must distribute at least 95% of its taxable income to qualify as a REIT. As dividends have eliminated taxable income, no Federal income tax provision has been reflected in the accompanying consolidated financial statements. State income tax requirements are essentially the equivalent of the Federal rules.

            During 1997 and 1996, the Company declared dividends of $1.60 and $.36 per share, respectively. For federal income tax purposes $1.45 and $.28 per share was reported to shareholders as ordinary income for 1997 and 1996, respectively. A total of $.23 per share of the fourth quarter 1997 dividend will be reported to shareholders in 1998.

EARNINGS PER SHARE DATA
            Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"), which replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated on the weighted average shares of common stock outstanding during the period. Diluted earnings per share includes the effect of all potential common shares. The conversion of OP Units into common stock would have no effect on per share amounts as the OP Units share proportionately with the common stock shares in the results of the Operating Partnership. Earnings per share amounts for all periods presented have been restated in conformity with the requirements of SFAS No. 128 (Note 17).


RECLASSIFICATIONS
            Certain prior year amounts have been reclassified in order to conform to the current year presentation.

3.  COMMERCIAL PROPERTIES
            The Company and the Arden Predecessors capitalize interest and taxes related to buildings under construction and renovation to the extent such assets qualify for capitalization. Total interest incurred and the amount capitalized was $20.6 million and $2.0 million, $1.3 million and $57,000, $24.3 million and $0 and $5.3 million and $8,000 for the year ended December 31, 1997, for the period October 9, 1996 to December 31, 1996, for the period January 1, 1996 to October 8, 1996 and the year ended December 31, 1995, respectively.

            Twenty-three of the commercial properties with a carrying value of $429.4 million are encumbered by the Company's mortgage loans totalling $237.2 million (Note 8).

            Office space in the properties is generally leased to tenants under lease terms which provide for the tenants to pay for increases in operating expenses in excess of specified amounts.

            Future minimum lease payments to be received under noncancelable operating leases existing as of December 31, 1997, are as follows:

                        1998                     $149,137,000
                        1999                      129,546,000
                        2000                      107,285,000
                        2001                       84,275,000
                        2002                       59,083,000
                        Thereafter                 99,814,000

            The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

            Arden Realty, Inc. leases the land underlying either the office buildings and/or parking structures of six of its buildings. Ground lease expense was approximately $1.6 million, $331,000, $806,000 and $19,000 for the year ended December 31, 1997, for the period from October 9, 1996 to December 31, 1996, for the period January 1, 1996 to October 8, 1996 and for the year ended December 31, 1995. Future minimum ground lease payments due under existing ground leases are as follows:

                        1998                     $  2,026,000
                        1999                        2,084,000
                        2000                        1,716,000
                        2001                        1,717,000
                        2002                        1,754,000
                        Thereafter                121,846,000

4.  INVESTMENTS IN NONCOMBINED ENTITIES
            The Company's affiliates did not own controlling financial interests in certain of the Arden Predecessors. These investments were accounted for utilizing the equity method of accounting. Under such accounting method, the net equity investment of the Company's affiliates was reflected on the combined balance sheets, and the combined statements of operations included the affiliates' share of net income or loss from the entities. Subsequent to the IPO, the Company acquired the nonaffiliated Participants' interests and accordingly, consolidates the accounts of these properties. The affiliates' ownership interest in each entity was as follows:

                                                                 AFFILIATES'
               ENTITY                                            OWNERSHIP %
               ------                                            -----------
               Bristol Encino Associates, LLC                       20.9%
               222 Harbor Associates, LLC                           26.3%
               Beverly Ventura Associates, L.P.                     50.0%
               5000 Spring Associates Tenancy in Common             77.5%

            Although the Company's affiliates owned a 77.5% interest in 5000 Spring Associates Tenancy-in-Common, they did not have unilateral right to refinance the property. As a result, this investment was accounted for utilizing equity accounting.

            Condensed operating information is presented below for all noncombined entities.

       CONDENSED COMBINED STATEMENTS OF OPERATIONS OF NONCOMBINED ENTITIES
                                 (in thousands)

                                                    FOR THE PERIOD
                                                   JANUARY 1, 1996           FOR THE YEAR ENDED
                                                 TO OCTOBER 8, 1996          DECEMBER 31, 1995
                                                 ------------------          -----------------
Revenues                                            $ 14,274                     $ 17,720
                                                    --------                     --------
Expenses:
   Property operating expenses                         6,053                        7,758
   Interest                                            7,356                        8,243
   Depreciation and amortization                       2,705                        2,475
                                                    --------                     --------
      Total expenses                                  16,114                       18,476
                                                    --------                     --------
      Net loss                                      $ (1,840)                    $   (756)
                                                    ========                     ========

            The significant accounting policies used by the noncombined entities were similar to those used by the Arden Predecessors.

5.  RENTS AND OTHER RECEIVABLES
            Rents and other receivables at December 31, 1997 include a $4.0 million note receivable from a corporation ("Forest City") which retained a 25% interest in World Savings Center, a 469,115 square foot office building in Los Angeles, California. The Company purchased a 75% interest in World Savings Center for $83.2 million in December 1997. The note bears interest at 7.25% per annum and required monthly payments of interest only. Subsequent to year end, the Company exercised its option to purchase the remaining 25% interest in World Savings Center from Forest City and retired this note receivable as partial consideration for such purchase.

6.  PREPAID EXPENSES AND OTHER ASSETS
            Prepaid expenses at December 31, 1997 include a $20.0 million deposit made in connection with acquisition of the LBA Portfolio (Note 21). The deposit was funded with a draw on the Amended Credit Facility.

7.  MORTGAGE NOTES RECEIVABLE
            In September 1997, the Company purchased two mortgage notes receivable, secured by a single commercial office property, with an aggregate balance of approximately $17.6 million, for approximately $14.4 million. The notes bear interest at the Eleventh District Cost of Funds plus 3.25% per annum (effective rate of 8.2% at December 31, 1997), require monthly payments of principal, interest, and additional net cash flow from the property, as defined, and mature on May 31, 2004.

8.  MORTGAGE LOANS PAYABLE
            At December 31, 1996 the Company had $104.0 million outstanding under the 1996 Interim Financing, a mortgage loan due to Lehman Capital, a division of Lehman Brothers Holdings Inc. ("Lehman"). The loan was secured by nine fully cross-collateralized and cross-defaulted first trust deeds on real property bearing interest at LIBOR plus 1.5% on or before March 31, 1997 and LIBOR plus 2.0% for any subsequent period through maturity. Interest only payments were to be made monthly and all principal and unpaid interest was scheduled to mature on September 30, 1997.

            In March 1997, the Company replaced the 1996 Interim Financing with a new mortgage loan (the "1997 Interim Financing") with a total commitment of $175.0 million from an affiliate of Lehman Brothers. The 1997 Interim Financing dated March 17, 1997 was scheduled to mature on September 30, 1997 and had a floating interest rate equal to LIBOR plus 1.5% on or before March 31, 1997 and LIBOR plus 2.0% for any subsequent period through maturity. The 1997 Interim Financing was secured by a fully cross-collateralized and cross-defaulted first mortgage liens on 12 of the Properties and required monthly payments of interest only, with all principal due at maturity.

            On June 11, 1997, the Company refinanced, through a special purpose subsidiary, its 1997 Interim Financing with a new $175.0 million mortgage financing (the "Mortgage Financing") from an affiliate of Lehman Brothers. The Mortgage Financing is non-recourse and secured by fully cross-collateralized and cross-defaulted first mortgage liens on 18 of the Company's Properties (the "Mortgage Financing Properties") and has a twenty year term. The Mortgage Financing bears interest at a fixed rate of 7.52%, is anticipated to be repaid in seven years and requires monthly payments of interest only with all principal due in a balloon payment at maturity. If the Mortgage Financing is not repaid or refinanced within seven years, the interest rate increases by at least 2.0% and all excess cash flow from the Mortgage Financing Properties must be used to pay down principal. The Mortgage Financing documentation requires the Company to maintain a cash deposit of $4.0 million and to comply with certain customary financial covenants, ongoing operational restrictions, and certain cash management procedures. In addition, the Mortgage Financing prohibits prepayment for approximately three years from its origination.

            In July 1997, the Company assumed a $5.0 million mortgage note payable in connection with the acquisition of 299 Euclid, a 73,400 square foot office building located in Pasadena, California. The note bears interest at 7.0% per annum, requires monthly payments of interest only, and matures on July 1, 2002.

            In October 1997, the Company assumed a mortgage note payable of approximately $4.1 million (the "145 South Fairfax Mortgage Note") in connection with acquisition of 145 South Fairfax, a 54,429 square foot office building located in Los Angeles, California. The note bears interest at 8.93% per annum, requires monthly payments of principal and interest, and monthly impound payments for taxes, insurance and other operating purposes, and matures in January 2027. The 145 South Fairfax Mortgage Note prohibits prepayment prior to January 2007.

            In October 1997, the Company assumed three mortgage notes payable, with an aggregate balance of approximately $8.1 million, in connection with the purchase of a 254,792 square foot six office property portfolio in

Thousand Oaks, California (the "Thousand Oaks Portfolio"). The notes bear interest ranging from 7.875% to 9% per annum, require monthly payments of principal and interest, and monthly impound payments for taxes and insurance, and mature on July 2015. The notes are secured by two of the properties in the Thousand Oaks Portfolio.

            In December 1997, the Company borrowed $45.0 million, from an affiliate of Morgan Stanley (the "World Savings Mortgage Note"). The $45.0 million mortgage note payable is secured by the World Savings Center, bears interest at 9.21%, per annum, for the first three months and LIBOR plus 1.25% thereafter, requires monthly payments of interest only and matures on May 1, 1998.

            Effective January 2, 1997, the Company entered into interest rate floor and cap transactions with a notional amount of $155.0 million to hedge the Company's exposure to variable interest rates. The Company entered into these agreements to convert floating rate liabilities to fixed rate liabilities. The agreements fixed the LIBOR portion of the interest rate on the Company's variable rate debt at 6.6% through March 2004. On July 23, 1997, the Company repaid all of its outstanding floating rate debt with proceeds from the July 1997 Offering (as defined in Note 10) and on October 22, 1997, the swap agreement was retired resulting in a loss on the derivative of $3.1 million. This loss was accrued in September 1997.

            Following is a summary of scheduled principal payments for the Company's mortgage loans:

            Year Ended December 31,                              Amount
            -----------------------                              ------
                    1998                                      $45,233,000
                    1999                                          254,000
                    2000                                          277,000
                    2001                                          302,000
                    2002                                        5,329,000
                    Thereafter                                185,771,000

9.  UNSECURED LINES OF CREDIT
            The Company had a line of credit, with a total commitment of $150.0 million from a group of banks led by Wells Fargo (the "Credit Facility"). The Credit Facility allowed the Company to borrow $75.0 million on an unsecured basis with the remainder to be secured by real property. The aggregate outstanding balance was $51.0 million (unsecured) at December 31, 1996. The line accrued interest at LIBOR plus 1.5% for secured borrowings, and LIBOR plus 1.75% for unsecured borrowings. The Credit Facility was amended in June 1997, as described below.

            On May 5, 1997, the Company entered into a revolving credit agreement with Wells Fargo Bank (the "Wells Bridge Facility"). The Wells Bridge Facility was unsecured, with a total commitment of $110.0 million. The Company repaid the entire balance on the Wells Bridge Facility with a draw on the Amended Credit Facility as defined below.

            On June 11, 1997, the Company amended the Credit Facility with a $300.0 million unsecured line of credit (the "Amended Credit Facility") from a group of banks led by Wells Fargo Bank (the "Lenders"). The interest rate of the Amended Credit Facility ranges between LIBOR plus 1.2% and LIBOR plus 1.45% depending on the leverage ratio of the Company. Once the Company achieves an unsecured investment grade debt rating, the interest rate may be lowered to between LIBOR plus 0.9% and LIBOR plus 1.15% depending on such debt rating. Under certain circumstances, the Company has the option to convert the interest rate from LIBOR to the prime rate plus 0.5%. The aggregate outstanding balance on the Amended Credit Facility was $230.4 million as of December 31, 1997 (see
Note 21).

            The Amended Credit Facility is subject to customary conditions to borrowing, contains representations, warranties and defaults customary in REIT financings, and contains financial covenants, including requirements for a minimum tangible net worth, maximum liabilities to asset values, and minimum interest, unsecured interest and fixed charge coverage ratios (all calculated as defined in the Amended Credit Facility documentation) and requirements to maintain a pool of unencumbered properties which meet certain defined characteristics and are approved by the Lenders. The Amended Credit Facility also contains restrictions on, among other things, indebtedness, investments, distributions, liens and mergers.

            Pursuant to a separate agreement, Wells Fargo advanced $28.7 million to the Company (the "Secured Advance"). This advance, which was secured by two Properties, accrued interest at the Wells Fargo Prime Rate and matured on July 10, 1997 at which time the Company repaid the Secured Advance with a $28.7 million draw on the Amended Credit Facility.

            The Company also has an unsecured line of credit with a total commitment of $10.0 million from City National Bank (the "City National Bank Credit Facility"). The City National Bank Credit Facility accrues interest at the City National Bank Prime Rate less 0.875%, and is scheduled to mature on August 1, 1998. The City National Bank Credit Facility is used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. At December 31, 1997, the aggregate outstanding balance on the City National Bank Credit Facility was $10.0 million. The City National Bank Prime Rate was 8.5% at December 31, 1997 (see Note 21).


10.  STOCKHOLDERS' EQUITY
            An OP Unit and a share of common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operation Partnership. OP Units may be redeemed for cash or, at the election of the Company, for shares of common stock on a one-for-one basis.

            On March 28, 1997, the Operating Partnership issued 26,880 OP Units valued at approximately $763,000 in connection with the acquisition of the property located in Bakersfield, California.

            On July 23, 1997, the Company completed a secondary public offering (the "July 1997 Offering") of 12,000,000 shares of Common Stock. The July 1997 Offering price was $26.125 per share resulting in gross proceeds of $313.5 million. Also, on July 23, 1997, the underwriters exercised their overallotment option and, accordingly, the Company issued an additional 1,750,000 shares of Common Stock and received gross proceeds of $45.7 million. The aggregate proceeds to the Company, net of underwriters' discount and offering costs aggregating $18.6 million, were approximately $340.6 million.

            In December 1997, the Operating Partnership issued 822,400 OP Units valued at approximately $24.7 million in connection with the acquisition of a 469,115 square foot office property in Los Angeles.

            In December 1997, 220,538 OP Units were exchanged for Common Stock.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS
            The following disclosures of estimated fair value of financial instruments at December 31, 1997 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

            Cash equivalents, accounts payable, the line of credit and other financial instruments are carried at amounts which reasonably approximate their fair value amounts.

            The mortgage notes payable of the Company have an estimated aggregate fair value which approximates its carrying value. Estimated fair value is based on interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

12.  NON-CASH INVESTING AND FINANCING ACTIVITIES
            Additional supplemental disclosures of non-cash investing and financing activities for the period October 9, 1996 to December 31, 1996 and for the year ended December 31, 1997 are as follows:

            (1) The following summarizes the net assets contributed in 1996 in exchange for 2,889,071 OP Units (in thousands):

            ASSETS:
            Commercial office properties, net              $366,324
            Cash and cash equivalents                        23,707
            Rents and other receivables                       2,850
            Deferred rent receivable                          5,451
            Prepaid financing and leasing costs, net          3,841
            Prepaid expenses and other assets                 2,157
                                                           --------
               Total assets                                $404,330
                                                           ========

            LIABILITIES:
            Notes payable - affiliates                     $368,471
            Mortgages and notes payable                       3,737
            Unsecured lines of credit                         9,089
            Accrued expenses and other liabilities            9,505
            Deferred interest deposits                        2,794
                                                           --------
               Total liabilities                            393,596
                                                           --------
            Owners' equity contributed                     $ 10,734
                                                           ========

            (2) In 1996, the Company purchased a 310,910 square foot multi-tenant office building for approximately $10.0 million in cash and the issuance of 55,805 OP Units valued at approximately $1.4 million.

            (3) In March 1997, the Company purchased California Twin Center, a 155,189 square foot office building located in Bakersfield, California, for approximately $19.6 million with proceeds from the 1997 Interim Financing, and the issuance of 26,880 OP Units valued at approximately $763,000.

            (4) In December 1997, the Company purchased a 75% interest in World Savings Center, a 469,115 square foot office building located in Los Angeles, California for approximately $83.2 million with proceeds from the Amended Credit Facility, World Savings Mortgage note payable, working capital, a $4.0 million note receivable and the issuance of 822,400 OP Units valued at approximately $24.7 million.

13.  COMMITMENTS AND CONTINGENCIES

LITIGATION
            The Company's management does not believe there is any litigation threatened against the Company or the Arden Predecessors other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance and all of which is not expected to have a material adverse effect on the consolidated financial statements of the Company or the combined financial statements of the Arden Predecessors.

CONCENTRATION OF CREDIT RISK
            The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes that the risk is not significant.

14.  RELATED PARTY TRANSACTIONS
            Included in other income are management fees of $95,000 for 1995 from various affiliated partnerships.

            In March 1997, the Company purchased a 109,187 square foot office property from Arthur Gilbert, a minority interest common share owner for approximately $10.2 million.

15.  PROPERTY ACQUISITIONS
            During 1997 the Company acquired 38 commercial properties containing approximately 4.9 million rentable square feet, all located in Southern California for a total cost, including the purchase price and closing costs, of approximately $641.5 million.

16.  REVENUE FROM RENTAL OPERATIONS AND PROPERTY OPERATING EXPENSES
            Revenues from rental operations and property operating expenses are summarized as follows (in thousands):

                                                         ARDEN REALTY INC.                     ARDEN PREDECESSORS
                                                         -----------------                     ------------------
                                                                   FOR THE PERIOD     FOR THE PERIOD
                                           FOR THE YEAR ENDED    OCTOBER 9, 1996 TO  JANUARY 1, 1996 TO     FOR THE YEAR ENDED
                                           DECEMBER 31, 1997     DECEMBER 31, 1996    OCTOBER 8, 1996        DECEMBER 31, 1995
                                           -----------------     -----------------    ---------------        -----------------
REVENUES FROM RENTAL OPERATIONS:
       Rental                                  $118,085               $17,041               $32,287               $ 8,832
       Tenant reimbursements                      5,945                   803                 2,031                   403
       Parking, net of expenses                   7,397                 1,215                 3,692                   751
       Other rental operations                    2,390                   375                 1,125                   250
                                               --------               -------               -------               -------
                                                133,817                19,434                39,135                10,236
                                               ========               =======               =======               =======
  PROPERTY OPERATING EXPENSES:
      Repairs and maintenance                    15,154                 1,980                 3,092                 1,027
      Utilities                                  14,321                 1,844                 3,456                   953
      Real estate taxes                           8,003                 1,033                 2,031                   502
      Insurance                                   2,125                   290                 2,460                   279
      Ground rent                                   314                    78                   806                    19
      Marketing and other                         4,415                   780                 2,379                   560
                                               --------               -------               -------               -------
         Total property expenses                 44,332                 6,005                14,224                 3,340
                                               --------               -------               -------               -------
                                               $ 89,485               $13,429               $24,911               $ 6,896
                                               ========               =======               =======               =======

17.  EARNINGS PER SHARE

            The following table set forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                                          FOR THE PERIOD
                                                 FOR THE YEAR ENDED     OCTOBER 9, 1996 TO
                                                  DECEMBER 31, 1997     DECEMBER 31, 1996
                                                  -----------------     -----------------
Net income (loss)                                     $39,630               $ (5,672)
                                                      =======               ========

Weighted average shares - basic                        27,794                 21,680
Weighted average dilutive stock options                   245                   --
                                                      -------               --------
Weighted average shares - diluted                      28,039                 21,680
                                                      =======               ========

Basic net income (loss) per share                     $  1.43               $  (0.26)
                                                      =======               ========

Diluted net income (loss) per share                   $  1.41               $  (0.26)
                                                      =======               ========

18.  STOCK OPTION PLAN

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

            The Company established a stock option plan for the purpose of attracting and retaining executive officers, directors and other key employees. As of December 31, 1997, and December 31, 1996, 1,353,334 and 1,500,000 of the
Company's authorized shares have been reserved for issuance under such plan. On October 4, 1996 options to purchase an aggregate of 905,000 shares were granted at an exercise price equal to the Offering price of $20.00 per share. A total of 865,000 of the options will vest in three equal annual installments and 40,000 will vest in four equal annual installments from the grant date.

            On December 2, 1996, and December 27, 1996, 10,000 and 15,000
options, respectively, were granted at exercise prices equal to $24.38 and $26.63, respectively (the market prices at the date of grant). All of the holders of these options have a ten year period to exercise and all options vest in three equal annual installments from the respective grant dates.

       During 1997, the Company issued 556,000 options as described below:

                                                                                                     VESTING PERIOD FROM
DATE OF GRANT                            TOTAL OPTIONS              EXERCISE PRICE                       GRANT DATE
-------------                            -------------              --------------                       ----------
February 13, 1997                            10,000                     $27.00                            4 years
September 25, 1997                           20,000                     $30.50                            3 years
October 15, 1997                            526,000                     $32.25                            3 years

            All of the holders of the above options have a ten year period to exercise and all options were granted at exercise prices equal to the market prices at the date of the grant.

            Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: Risk-free interest rate of 5.81% and 6.7%; dividend yield of 5.2% and 5.8%; volatility factor of the expected market price of the Company's common stock of .194 and .23; and a weighted average expected life of the options of eight and ten years.

            The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

            For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands except earnings per share information):

                                                                   FOR THE PERIOD
                                          FOR THE YEAR             OCTOBER 9, 1996
                                              ENDED                      TO
                                        DECEMBER 31, 1997         DECEMBER 31, 1996
                                        -----------------         -----------------
Pro forma income
   before extraordinary items               $   38,711               $    7,189
Extraordinary loss on early
   extinquishment of debt                         --                    (13,105)
                                            ----------               ----------
Net income (loss)                           $   38,711               $   (5,916)
                                            ==========               ==========
Pro forma income
   before extraordinary items
   per share                                $     1.39               $      .33
Extraordinary loss on early
   extinguishment of debt                         --                       (.60)
                                            ----------               ----------
Pro forma net income (loss)                 $     1.39               $     (.27)
                                            ==========               ==========

            A summary of the Company's stock option activity, and related information for the period October 9, 1996 to December 31, 1996 and for the year ended December 31, 1997 follows:

                                                            1997                                  1996
                                                            ----                                  ----
                                                OPTIONS          WEIGHTED-AVERAGE       OPTIONS         WEIGHTED-AVERAGE
                                                (000S)            EXERCISE PRICE         (000S)          EXERCISE PRICE
                                                ------            --------------         ------          --------------
Outstanding, beginning of period                  930                $20.15
Granted                                           556                 32.09               930               $20.15
Exercised                                        (147)                20.00               --                  --
Forfeited                                         (36)                20.00               --                  --
                                               ------                ------               ---               ------
Outstanding at end of year                      1,303                $25.27               930               $20.15
                                               ======                ======               ===               ======

Weighted-average fair value of
   options granted                              $3.72                                  $ 3.40

            Exercise prices for options outstanding as of December 31, 1997 ranged from $20.00 to $32.25. The weighted average remaining contractual life of those options is 9.2 years.


19.  EMPLOYEE RETIREMENT SAVINGS PLAN
            Effective June 12, 1997, the Company adopted a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code ("Code"), whereby participants may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The plan provides for matching contributions by the Company, which amounted to $71,000 for the year ended December 31, 1997. Plan participants are immediately vested in their contribution and are vested equally over four years in the matching contributions by the Company.


20.  QUARTERLY RESULTS
            Following is a summary of the Company's revenues and expenses for the year ended December 31, 1997 and for the period October 9, 1996 to December 31, 1996. Revenues and expenses have fluctuated significantly from quarter to quarter primarily due to property acquisitions made during 1997 (unaudited).


                                                            FOR THE QUARTER ENDED                                 FOR THE PERIOD
                                                            ---------------------                               OCTOBER 9, 1996 TO
                                 MARCH 31, 1997    JUNE 30, 1997    SEPTEMBER 30, 1997     DECEMBER 31, 1997    DECEMBER 31, 1996
                                 --------------    -------------    ------------------     -----------------    -----------------
Revenues                            $24,916           $29,704            $36,431               $42,766               $ 19,434
Property operating expenses           7,894             9,544             11,737                15,157                  6,005
General and administrative              918               931                979                 1,494                    753
Interest expense                      3,024             5,883              4,816                 5,788                  1,280
Depreciation and Amortization         3,562             4,458              5,241                 6,999                  3,108
Interest and other income                54                59                450                 1,067                    138

Net Income (loss)                   $ 8,438           $ 7,857            $10,116               $13,219               $ (5,672)
Net income (loss) per share:
   Basic                            $   .39           $   .36            $   .31               $   .37               $   (.26)
   Diluted                          $   .38           $   .36            $   .31               $   .37               $   (.26)

21.  SUBSEQUENT EVENTS:

COMMERCIAL PROPERTIES
            In January 1998, the Company purchased five office properties located in California including a 58,105 square foot office property in Newhall for approximately $8.5 million, a 167,045 square foot office property in San Diego ("Activity Business Center") for approximately $14.9 million, a 326,227 square foot office property located in Beverly Hills for approximately $65.1 million, a 49,639 square foot office property located in Westlake Village for approximately $7.3 million, and a 282,013 square foot office property in Los Angeles for approximately $29.6 million ("1100 Glendon"). These acquisitions were funded with existing working capital, draws from the Company's Amended Credit Facility, proceeds from the Bridge Loan, as defined below, and the assumption of two mortgage loans payable secured by the Activity Business Center and 1100 Glendon properties.

            The Company assumed a mortgage note payable of approximately $8.2 million in connection with the acquisition of Activity Business Center, a 167,045 square foot office building located in San Diego, California. The note bears interest at 2.2% per annum plus the yield to maturity at the bid price of obligations of the United States Treasury maturing on April 30, 2006. The note requires monthly payments of principal and interest, monthly impound payments for taxes and insurance, and matures on May 1, 2006. The mortgage note prohibits prepayment prior to May 1, 2002.

            The Company assumed a mortgage note payable of approximately $15.4 million in connection with the acquisition of 1100 Glendon, a 282,013 office building located in Los Angeles, California. The note bears interest at 8.09% per annum, requires monthly payments of principal and interest and matures on April 30, 2003.

            The Company borrowed $60.0 million from Lehman Brothers Realty Corporation (the "Bridge Loan") in connection with the acquisition of 9100 Wilshire. The Bridge Loan is secured by three of the Company's properties, bears interest at LIBOR plus .75% per annum, requires monthly payments of interest, and matures on May 20, 1998.

            On March 1, 1998, the Company acquired a portfolio of 50 primarily office and R&D/industrial properties (the "LBA Portfolio"), aggregating approximately 5.2 million rentable square feet for a purchase price of approximately $619.9 million, including $1.8 million of closing costs and approximately $3.6 million related to warrants to purchase 2.5 million shares of the Company's common stock, at a price of $29.59 per share, subject to adjustment. As partial consideration for this acquisition, the Operating Partnership issued 203,420 OP Units valued at approximately $5.8 million in connection with the acquisition of the LBA Portfolio. The LBA Portfolio consists of 34 office properties containing approximately 3.6 million rentable square feet, 15 R&D/industrial properties containing approximately 1.5 million rentable square feet, and one retail property containing 144,225 rentable square feet, all located in Southern California. The Company borrowed $200.0 million from Lehman Brothers Realty Corporation in connection with the acquisition of the LBA Portfolio. The $200.0 million mortgage loan is secured by 40 properties in the LBA Portfolio, bears interest at LIBOR plus 1.0% per annum, requires monthly payments of interest, and matures on July 1, 1998.

            On March 25, 1998, the Company exercised its option to purchase the remaining 25% interest in World Savings Center for $27.5 million. In connection with this purchase, the Company assumed an additional $15.0 million of debt under the World Savings Mortgage Note.

STOCKHOLDERS' EQUITY
            On February 18, 1998, the Company completed an offering (the "February 18, 1998 Offering") of 881,950 shares of Common Stock. The shares from the February 18, 1998 Offering were issued to the trustee of a registered unit investment trust at an offering price of $28.3125 per share. Gross proceeds from this offering were approximately $25.0 million. The aggregate proceeds to the Company, net of underwriters' discount and offering costs aggregating $1.3 million were approximately $23.6 million.

            On February 19, 1998, the company completed a secondary public offering (the "February 19, 1998 Offering") of 20,000,000 shares of Common Stock. The February 19, 1998 Offering price was $28.3125 per share resulting in gross proceeds of $566.3 million. Also on February 19, 1998, the underwriters exercised their overallotment option and, accordingly, issued an additional 3,000,000 shares of common stock and received gross proceeds of approximately $84.9 million. The aggregate proceeds to the Company, net of underwriters' discount and offering costs aggregating approximately $32.4 million, were approximately $618.7 million.

            On February 23, 1998, the Company completed an offering (the "February 23, 1998 Offering") of 1,303,965 shares of Common Stock. The shares from the February 23, 1998 Offering were issued to the trustee of a registered unit investment trust at an offering price of $28.375 per share. Gross proceeds from this offering were approximately $37.0 million. The aggregate proceeds to the Company, net of underwriters' discount and offering costs aggregating approximately $1.9 million were approximately $35.1 million.

            The Company used the proceeds from the offerings in February 1998 to repay the aggregate outstanding balance of $283.0 million on its unsecured lines of credit and on the acquisition of the LBA Portfolio as described above. The remaining proceeds were used for working capital.

            On March 1, 1998 the Operating Partnership issued 203,420 OP Units valued at $5.8 million in connection with the acquisition of the LBA Portfolio as described above.

            On March 17, 1998, the Company declared a first quarter dividend of $.42 per share to shareholders of record on March 31, 1998.

                               ARDEN REALTY, INC.
                                  SCHEDULE III

               COMMERCIAL PROPERTIES AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 1997
                     (IN THOUSANDS, EXCEPT SQUARE FOOT DATA)


                                                                                                        COSTS CAPITALIZED
                                                                                                          SUBSEQUENT TO
                                                         INITIAL COSTS                    BASIS  STEP-UP   ACQUISITION
                                                    -----------------------               --------------   -----------
                                   SQUARE                     BUILDINGS AND                BUILDINGS AND
PROPERTY NAME                      FOOTAGE          LAND       IMPROVEMENTS        LAND    IMPROVEMENTS IMPROVEMENTS(2)
---------------                    -------          ----       ------------        ----    ----------------------------
Century Park Center                243,404      $     7,189      $ 16,742      $   --           --        $  5,353
Beverly Atrium                      61,314            4,127        11,513      $    117      $   328           697
Woodland Hills                     224,955            6,566        14,754           365          880         2,478
Anaheim City Centre                175,391              515        11,199            94        2,075         1,137
425 West Broadway                   71,589            1,500         4,436           305          918           335
1950 Sawtelle                      103,772            1,988         7,263          --           --             582
Bristol Plaza                       84,014            1,820         3,380           257          485           905
16000 Ventura                      174,841            1,700        17,189           185        1,929         1,376
5000 East Spring                   163,358             --          11,658          --            424         1,582
70 South Lake                      100,133            1,360         9,097          --           --             930
Westwood Terrace                   135,943            2,103        16,850          --           --             614
Westlake - 5601 Lindero            105,830            2,577         6,067          --           --           1,569
The New Wilshire                   202,704            1,200        19,902          --           --           2,059
Calabasas Commerce Center          123,121            1,262         9,725          --           --             342
Long Beach - DF&G                  272,013             --          14,452          --           --              26
Skyview Center                     391,675            6,514        33,701          --           --           1,897
400 Corporate Point                164,598            3,382        17,527            75          390           532
5832 Bolsa                          49,355              690         3,526            15           80           122
9665 Wilshire                      158,684            6,697        22,230           139          473         1,245
Imperial Bank Tower                540,413            3,722        35,184            64          625         4,033
100 W. Broadway                    191,727            4,570        15,255          --           --             761
12501 East Imperial Highway        122,175            4,508         5,532          --           --             119
303 Glenoaks                       175,449            6,500        18,132          --           --             971
10351 Santa Monica                  96,251            3,080         7,906          --           --             364
2730 Wilshire                       67,820            3,515         5,944          --           --             220
Grand Avenue Plaza                  84,500              620         2,832          --           --           3,199
Burbank Executive Center            60,395            1,100         4,384          --           --           1,018
California Federal Building         82,467            1,500         5,981          --           --             332
Center Promenade                   174,837            2,310         9,266          --           --             577
LA Corporate Center                389,293           26,781        15,139          --           --             639
5200 West Century                  310,910            2,080         9,360          --           --           2,204
Sumitomo Bank Building             110,641            2,560        10,257          --           --             384
10350 Santa Monica                  42,292              861         3,456          --           --              77
535 N. Brand Blvd                  109,187            1,600         8,779          --           --           1,557
10780 Santa Monica                  92,486            2,625         7,997          --           --             386
California Twin Center             155,189            4,680        14,877          --           --             454
Whittier Financial Center          135,415            3,575        10,798          --           --             629
6800 Owensmouth                     80,014            1,725         5,851          --           --             165
Clarendon                           43,063            1,300         3,951          --           --              31
Noble Professional Center           51,828            1,657         5,096          --           --             106
South Bay Centre                   202,830            4,775        14,365          --           --             341
8383 Wilshire                      417,463           13,570        45,505          --           --             782
Parkway Center                      61,333            1,480         5,941          --           --              27
CenterPointe La Palma              597,550           16,011        64,400          --           --             341
299 Euclid                          73,400            1,050         6,110          --           --             446
Carlsberg Corp. Center             103,506            2,937         9,063          --           --             113
Harbor Corporate Center             63,925              870         3,538          --           --              21
1000 Town Center                   107,653            2,800        11,260          --           --             122
Mariner Court                      105,436            2,350         9,461          --           --              68
Pacific Gateway II                 223,731            6,287        19,191          --           --              48
1821 Dyer                          115,061            1,808         5,474          --           --              83
Crown Cabot Financial              172,900            7,056        21,360          --           --              77
120 Spalding                        60,656            2,775         8,544          --           --             366
South Bay Tech                     104,815            1,600         4,782          --           --              10
1370 Valley Vista                   84,081            2,698         8,141          --           --              36
Renaissance Court                   61,245            1,580         5,477          --           --             146
Foremost Professional Center        60,534            2,049         6,196          --           --              21
Northpoint                         104,235            1,800        20,272          --           --            --




                                     TOTAL COSTS
                                -----------------------
                                          BUILDINGS AND                 ACCUMULATED                         YEAR
PROPERTY NAME                   LAND       IMPROVEMENTS       TOTAL     DEPRECIATION(1) ENCUMBRANCES        BUILT
---------------                 ----       ------------       -----    -------------------------------      -----
Century Park Center          $  7,189      $   22,095      $ 29,284      $    4,287         --              1972
Beverly Atrium                  4,244          12,538        16,782           1,772        5,268(3)         1989
Woodland Hills                  6,931          18,112        25,043           2,726       14,564(3)         1972
Anaheim City Centre               609          14,411        15,020           1,568        8,914(3)         1986
425 West Broadway               1,805           5,689         7,494             540        4,733(3)         1984
1950 Sawtelle                   1,988           7,845         9,833             802         --              1988
Bristol Plaza                   2,077           4,770         6,847             413        4,082(3)         1982
16000 Ventura                   1,885          20,494        22,379           1,725         --              1980
5000 East Spring                 --            13,664        13,664           1,558         --              1989
70 South Lake                   1,360          10,027        11,387             599        6,677(3)         1982
Westwood Terrace                2,103          17,464        19,567           1,018         --              1988
Westlake - 5601 Lindero         2,577           7,636        10,213             913        6,225(3)         1989
The New Wilshire                1,200          21,961        23,161           1,275       11,566(3)         1986
Calabasas Commerce Center       1,262          10,067        11,329             565         --              1990
Long Beach - DF&G                --            14,478        14,478             777         --              1987
Skyview Center                  6,514          35,598        42,112           2,176       27,604(3)         1981
400 Corporate Point             3,457          18,449        21,906             976       15,583(3)         1987
5832 Bolsa                        705           3,728         4,433             191        2,675(3)         1985
9665 Wilshire                   6,836          23,948        30,784           1,212         --              1972
Imperial Bank Tower             3,786          39,842        43,628           2,211         --              1982
100 W. Broadway                 4,570          16,016        20,586             709       15,120(3)         1987
12501 East Imperial Highway     4,508           5,651        10,159             207        7,186(3)         1978
303 Glenoaks                    6,500          19,103        25,603             682       13,104(3)         1983
10351 Santa Monica              3,080           8,270        11,350             241         --              1984
2730 Wilshire                   3,515           6,164         9,679             172         --              1985
Grand Avenue Plaza                620           6,031         6,651               9         --              1979/80
Burbank Executive Center        1,100           5,402         6,502             151        3,350(3)         1983
California Federal Building     1,500           6,313         7,813             176        5,026(3)         1978
Center Promenade                2,310           9,843        12,153             258         --              1982
LA Corporate Center            26,781          15,778        42,559             444       21,043(3)         1984/86
5200 West Century               2,080          11,564        13,644              10         --              1982
Sumitomo Bank Building          2,560          10,641        13,201             280         --              1970
10350 Santa Monica                861           3,533         4,394              94        2,280(3)         1979
535 N. Brand Blvd               1,600          10,336        11,936               0         --              1973/92
10780 Santa Monica              2,625           8,383        11,008             190         --              1984
California Twin Center          4,680          15,331        20,011             353         --              1983
Whittier Financial Center       3,575          11,427        15,002             251         --              1967/82
6800 Owensmouth                 1,725           6,016         7,741             137         --              1986
Clarendon                       1,300           3,982         5,282              86         --              1990
Noble Professional Center       1,657           5,202         6,859             116         --              1985/93
South Bay Centre                4,775          14,706        19,481             318         --              1984
8383 Wilshire                  13,570          46,287        59,857             882         --              1971/93
Parkway Center                  1,480           5,968         7,448             114         --              1992/95
CenterPointe La Palma          16,011          64,741        80,752           1,115         --              1986/88/90
299 Euclid                      1,050           6,556         7,606            --          5,000            1983
Carlsberg Corp. Center          2,937           9,176        12,113             112         --              1979
Harbor Corporate Center           870           3,559         4,429              42         --              1985
1000 Town Center                2,800          11,382        14,182             136         --              1989
Mariner Court                   2,350           9,529        11,879             114         --              1989
Pacific Gateway II              6,287          19,239        25,526             230         --              1982/90
1821 Dyer                       1,808           5,557         7,376              66         --              1980/88
Crown Cabot Financial           7,056          21,437        28,493             257         --              1989
120 Spalding                    2,775           8,910        11,685            --           --              1984
South Bay Tech                  1,600           4,792         6,392              39         --              1984
1370 Valley Vista               2,698           8,177        10,875              59         --              1988
Renaissance Court               1,580           5,623         7,203            --           --              1981/92
Foremost Professional Center    2,049           6,217         8,266              44         --              1992
Northpoint                      1,800          20,272        22,072             147         --              1991

Thousand Oaks Plaza                 13,434              444         1,343          --           --            --
Rancho Plaza                        24,057              711         2,213          --           --            --
Pennsfield Plaza                    21,202              800         2,383          --           --            --
Conejo Business Park                69,017            2,489         7,359          --           --            --
Marin Corporate Center              51,360            1,956         5,915          --           --            --
Evergreen Plaza                     75,722            2,489         6,911          --           --            --
145 South Fairfax                   54,429            1,825         5,551          --           --            --
Bernardo Regency                    47,916            1,625         4,937          --           --            --
City Centre                        302,519            8,250        24,951          --           --            --
Wishire Pacific Plaza              100,122            3.750        11,317          --           --            --
Glendale Corporate Center          108,209            2,750        12,734          --           --            --
World Savings Center(4)            469,115             --         110,382          --           --            --
9201 Sunset                        158,585            7,180        21,666          --           --            --
                                ----------         --------      --------       -------     --------      --------
                                10,339,087         $239,824      $943,930       $ 1,616     $  8,607      $ 45,055
                                ==========         ========      ========       =======     ========      ========

Thousand Oaks Plaza                      444           1,343         1,787               9         --              1988
Rancho Plaza                             711           2,213         2,924              15         --              1987
Pennsfield Plaza                         800           2,383         3,183              17         --              1989
Conejo Business Park                   2,489           7,359         9,848              53        4,726            1991
Marin Corporate Center                 1,956           5,915         7,871              41        3,337            1986
Evergreen Plaza                        2,489           6,911         9,400              52         --              1979/96
145 South Fairfax                      1,825           5,551         7,363              40        4,103            1984
Bernardo Regency                       1,625           4,937         6,562              35         --              1986
City Centre                            8,250          24,951        33,201            --           --              1982
Wishire Pacific Plaza                  3,750          11,317        15,067            --           --              1976/87
Glendale Corporate Center              2,750          12,734        15,484            --           --              1985
World Savings Center(4)                 --           110,382       110,382            --         45,000            1983
9201 Sunset                            7,180          21,666        28,846              53         --              1963/92-95
                                  ----------        --------    ----------         -------   ----------
                                  $  241,440        $997,592    $1,239,032         $35,860   $  237,166
                                  ==========        ========    ==========         =======   ==========

(1) The depreciable life for buildings and improvements ranges from ten to forty years. Tenant improvements are depreciated over the remaining term of the lease.
(2)   Includes total capitalized interest of $2.6 million.
(3) All of these Properties are collateral for a single mortgage loan. The encumbrance allocated to an individual property is based on the related individual release price.
(4) Includes the consolidated 25% minority interest in World Savings Center of $27.5 million.

                               ARDEN REALTY, INC.

            The changes in real estate for each of the periods in the three years ended December 31, 1997 are as follows.

                                                               FOR THE PERIOD          FOR THE PERIOD            FOR THE
                                     FOR THE YEAR ENDED      OCTOBER 9, 1996 TO      JANUARY 1, 1996 TO        YEAR ENDED
                                     DECEMBER 31, 1997       DECEMBER 31, 1996         OCTOBER 8, 1996      DECEMBER 31, 1995
                                     -----------------       -----------------         ---------------      -----------------
Real estate balance at
  beginning of period                   $   546,707                $283,579               $164,170               $ 36,507
Improvements                                 23,642                   2,366                  6,626                  2,245
Deletions                                      (335)                   --                     --                     --
Consolidation of non-
  combined entities(1)                         --                    96,935                   --                     --
Acquisition of properties                   669,018                 153,604                112,783                125,418
Consideration paid in
  exchange for interests
  of  non-affiliates                           --                    10,223                   --                     --
                                        -----------                --------               --------               --------
Balance at end of period                $ 1,239,032                $546,707               $283,579               $164,170
                                        ===========                ========               ========               ========

            The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures for each of the periods in the three years ended December 31, 1997 are as follows:

                                                                 FOR THE PERIOD         FOR THE PERIOD            FOR THE
                                       FOR THE YEAR ENDED      OCTOBER 9, 1996 TO     JANUARY 1, 1996 TO        YEAR ENDED
                                        DECEMBER 31, 1997       DECEMBER 31, 1996       OCTOBER 8, 1996      DECEMBER 31, 1995
                                        -----------------       -----------------       ---------------      -----------------
Balance at beginning of  period               $ 17,139                $ 8,345               $3,296               $1,530
Depreciation for period                         19,056                  2,948                5,049                1,766
Deletions                                         (335)                  --                   --                   --
Consolidation of non-
  combined entities (1)                           --                    5,846                 --                   --
                                              --------                -------               ------               ------
Balance at end of period                      $ 35,860                $17,139               $8,345               $3,296
                                              ========                =======               ======               ======

(1) The non-combined entities were consolidated as a result of the Company purchasing the controlling interests as part of the Formation Transactions