Form 10-Q
period 1998-03-31
ARDEN REALTY INC
filed 1998-05-15
CIK 1013794

Securities and Exchange Commission

                          Washington, D.C. 20549


                                 FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1998


                      Commission file number 1-12193

                            ARDEN REALTY, INC.
          (Exact name of registrant as specified in its charter)

          Maryland                            9504578533
(State or other jurisdiction of      (I.R.S. EmployerIdentification No.)
 incorporation or organization)

                    11601 Wilshire Boulevard,
                    4th Floor
                    Los Angeles, California 90025-1740
          (Address and zip code of principal executive offices)

Registrant's telephone number, including area code:  (310) 966-2600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No

As of April 30, 1998, there were 62,319,631 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Arden Realty, Inc.
                        Consolidated Balance Sheets
                    (in thousands, except share amounts)

                                       March 31,     December 31,
                                          1998           1997
                                       ---------     ------------
   Assets                                     (Unaudited)
   Commercial properties:
      Land                           $  451,641       $  241,440
      Buildings and improvements      1,548,783          975,791
      Tenant improvements                28,059           21,801
                                     ----------       ----------
                                      2,028,483        1,239,032
      Less: accumulated depreciation    (46,763)         (35,860)
                                     ----------       ----------
                                      1,981,720        1,203,172
   Cash and cash equivalents              4,262            5,300
   Restricted cash                        6,223            4,040
   Rent and other receivables             9,927           10,203
   Mortgage notes receivable, net        14,452           14,430
   Deferred rent                         10,064            8,811
   Prepaid financing and leasing
      costs, net of accumulated
      amortization of $3,420 and
      $2,649, respectively               14,374           12,680
   Prepaid expenses and other assets     12,713           25,368
                                      ---------         --------
        Total assets                 $2,053,735       $1,284,004
                                     ==========       ==========
   Liabilities
   Mortgage loans payable            $  540,250       $  237,166
   Unsecured lines of credit             38,100          240,400
   Accounts payable and
      accrued expenses                   24,659           16,458
   Security deposits                      9,871            6,847
   Dividends payable                     25,708           14,177
                                     ----------        ---------
      Total liabilities                 638,588          515,048
                                     ==========        =========

   Minority interests                    70,355           95,973

   Stockholders' Equity
   Preferred stock, $.01 par value,
      20,000,000 shares
      authorized, none issued                --               --
   Common Stock, $.01 par value,
      100,000,000 shares authorized,
      61,209,499 and 35,796,704
     issued and outstanding,
     respectively                           612              358
   Additional paid-in capital         1,344,180          672,625
                                    -----------       ----------
      Total stockholders' equity      1,344,792          672,983
                                    -----------       ----------
      Total liabilities and
         stockholders' equity        $2,053,735       $1,284,004
                                    ===========       ==========

       See accompanying notes to consolidated financial statements.



                            Arden Realty, Inc.
                   Consolidated Statements of Operations
                   (in thousands, except per share data)
                                     Three Months Ended
                                          March 31,
                                    --------------------
                                     1998         1997
                                  ---------     ---------
                                      (Unaudited)

Revenues                           $54,759       $24,916
Property operating expenses         16,738         7,894
                                   -------       -------
                                    38,021        17,022

General and administrative           1,635           918
Interest                             8,612         3,024
Depreciation and amortization       11,296         3,562
Interest and other income           (1,458)          (54)
                                   -------        ------
Income before minority interests    17,936         9,572

Minority interests                  (1,752)       (1,134)
                                   -------       -------
Net income                         $16,184       $ 8,438
                                   =======       =======

Net income per common share:
   Basic                           $   .34       $   .39
                                   =======       =======
   Diluted                         $   .34       $   .38
                                   =======       =======
Weighted average common shares:
   Basic                            47,617        21,682
                                   =======       =======
   Diluted                          47,834        21,921
                                   =======       =======

       See accompanying notes to consolidated financial statements.

                       Arden Realty, Inc.
              Consolidated Statements of Cash Flows
                          (in thousands)

                                              Three Months Ended
                                                   March 31,
                                              -------------------

OPERATING ACTIVITIES:                           1998       1997
                                              --------    --------
                                                 (Unaudited)
Net income                                    $16,184     $ 8,438
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Minority interests                            1,752       1,134
  Depreciation and amortization                11,296       3,562
  Amortization of loan costs and fees             378          50
Changes in operating assets and liabilities:
  Rents and other receivables                     254         200
  Deferred rent                                (1,253)       (540)
  Prepaid financing and leasing costs          (2,465)       (745)
  Prepaid expenses and other assets            12,655      (2,887)
  Accounts payable and accrued expenses         8,201       3,065
  Security deposits                             3,024         368
                                              -------     -------
Net cash provided by operating activities      50,026      12,645
                                              -------     -------

INVESTING ACTIVITIES:
Acquisitions and improvements
   to commercial properties                  (811,151)    (53,677)
                                             --------     -------
FINANCING ACTIVITIES:
Proceeds from mortgage loans                  303,220      33,800
Repayments of mortgage loans                     (136)         --
Proceeds from unsecured lines of credit        85,650       9,000
Repayments of unsecured lines of credit      (287,950)         --
Increase in restricted cash                    (2,183)         --
Proceeds from issuance of Common Stock,
   net of offering costs                      677,434         267
Distributions to minority interests            (1,771)         --
Dividends paid                                (14,177)     (8,845)
                                             --------     -------
Net cash provided by financing activities     760,087      34,222
                                             --------     -------
Net decrease in cash and cash equivalents      (1,038)     (6,810)
Cash and cash equivalents at beginning
 of period                                      5,300       7,632
                                              -------      ------
Cash and cash equivalents at end of period   $  4,262     $   822
                                             ========     =======
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Cash paid during the period for interest,
   net of amount capitalized                 $  8,002     $ 2,860
                                             ========     =======

  See accompanying notes to consolidated financial statements.

                       Arden Realty, Inc.
           Notes to Consolidated Financial Statements
                         March 31, 1998
                           (Unaudited)


1.  Description of Business

      Arden Realty, Inc. (the "Company"), through its controlling interest in Arden Realty Limited Partnership (the "Operating Partnership") and its other subsidiaries, is engaged in owning, acquiring, managing, leasing, and renovating commercial properties located in Southern California. As of March 31, 1998 the Company's portfolio of properties included 128 commercial properties with approximately 16.5 million rentable square feet (the "Properties").

      The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and its other subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Minority interests for the three month periods ended  March
31,  1998 and 1997 includes limited partnership interests in  the
Operating   Partnership   of   approximately   6.8%   and    12%,
respectively.

2.  Interim Financial Data

     The accompanying consolidated financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The accompanying financial information reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

3.  New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Segment Reporting" ("Statement 131"). Statement 131 is effective for fiscal years beginning after December 15, 1997 and requires disclosure of selected information about reportable segments. Implementation of Statement 131 will have no impact on the Company's reporting of results of operations.

     In March 1998, the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") reached a consensus on Issue 97-11, concluding that internal preacquisition costs related to the purchase of an operating property should be expensed as incurred. The Company has adopted the provisions of EITF Abstract 97-11, and management does not believe that the Company's results of operations will be materially impacted.

4.  Acquisitions

       In   January  1998,  the  Company  purchased  five  office
properties located in Southern California including a 58,105 square foot office property located in Newhall ("Sunset Pointe Plaza") for approximately $8.5 million, a 167,045 square foot office property located in San Diego ("Activity Business Center") for approximately $14.9 million, a 326,227 square foot office property located in Beverly Hills ("9100 Wilshire") for approximately $65.1 million, a 49,639 square foot office property located in Westlake Village ("Westlake Gardens") for approximately $7.3 million, and a 282,013 square foot office property located in Los Angeles ("1100 Glendon") for approximately $29.6 million. These acquisitions were funded with existing working capital, draws from the Company's Amended Credit Facility, proceeds from the Bridge Loan, (as defined below) and the assumption of two mortgage loans payable secured by the Activity Business Center and 1100 Glendon Properties.

     The Company assumed a mortgage note payable of approximately $8.2 million in connection with the acquisition of Activity Business Center. The note bears interest at 2.2% per annum plus the yield to maturity at the bid price of obligations of the United States Treasury maturing on April 30, 2006 (with an effective rate of 8.85% at March 31, 1998). The note requires monthly payments of principal, interest, and impound payments for taxes and insurance, and matures on May 1, 2006. This mortgage note prohibits prepayment prior to May 1, 2002.

      The Company also assumed a mortgage note payable of approximately $15.4 million in connection with the acquisition of 1100 Glendon. The note bears interest at 8.09% per annum, requires monthly payments of principal and interest and matures on April 30, 2003.

      The Company borrowed $60.0 million from Lehman Brothers Realty Corporation (the "Bridge Loan") in connection with the acquisition of 9100 Wilshire. The Bridge Loan is secured by three of the Company's properties, bears interest at LIBOR plus
 .75% per annum (with an effective rate of 6.434% at March 31, 1998), requires monthly payments of interest, and matures on May 20, 1998.

      On March 1, 1998, the Company acquired a portfolio of 50 primarily office and R&D/industrial properties (the "LBA Portfolio"), aggregating approximately 5.2 million rentable square feet for a purchase price of approximately $619.9 million, including $1.8 million of closing costs and the estimated $3.6 million value of warrants to purchase 2.5 million shares of the Company's Common Stock, at a price of $29.59 per share, subject to adjustment. The LBA Portfolio consists of 34 office properties containing approximately 3.6 million rentable square feet, 15 R&D/industrial properties containing approximately 1.5 million rentable square feet, and one retail property containing 144,225 rentable square feet, all located in Southern California. As partial consideration for this acquisition, the Operating Partnership issued 203,420 Operating Partnership Units ("OP Units") valued at approximately $5.8 million. The Company also borrowed $200 million from Lehman Brothers Realty Corporation (the "Lehman Brothers Loan"). The $200 million mortgage loan is secured by 40 properties, bears interest at LIBOR plus 1.0% per annum (with an effective rate of 6.684% at March 31, 1998), requires monthly payments of interest, and matures on July 1, 1998. See Note 7.

      On March 25, 1998, the Company exercised its option to purchase the remaining 25% interest in the World Savings Center for $27.5 million. In connection with this purchase, the Company assumed an additional $15.0 million of debt under an existing mortgage note (the "World Savings Note"). See Note 7.

      On March 31, 1998, the Company acquired the undeveloped commercial property portions of the 70-acre Howard Hughes Center (the "Center") for approximately $38.6 million. The Center, located in El Segundo, California, is a mixed-use development currently containing three office buildings, an executive health and athletic club and entitlements for an additional 1.3 million square feet of office space. This acquisition was funded with existing working capital and a draw on the Company's Amended Credit Facility.

5.  Stockholders Equity

      An OP Unit and a share of Common Stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. OP Units may be redeemed for cash or, at the election of the Company, for shares of Common Stock on a one-for-one basis.

     In  January 1998, 226,880 OP Units were exchanged for Common
Stock.

     On February 23, 1998, the Company completed the most recent of three February 1998 equity offerings (the "February 1998 Offerings") resulting in the issuance of an aggregate of 25,185,915 shares of Common Stock with gross proceeds totaling approximately $713.2 million. Aggregate proceeds to the Company from the February 1998 Offerings, net of underwriters' discount and offering costs aggregating approximately $35.7 million, were approximately $677.5 million. Of these February 1998 Offerings, 2,185,915 shares of Common Stock were issued to the trustees of two unrelated registered unit investment trusts and the remaining 23,000,000 shares were issued in a secondary public offering. The Company used the net proceeds from the February 1998 Offerings to fund the acquisition of the LBA Portfolio described above, to repay the outstanding balances on its lines of credit and for working capital.

     On March 1, 1998, the Operating Partnership issued 203,420 OP Units valued at approximately $5.8 million in connection with acquisition of the LBA Portfolio and issued warrants to purchase
2.5 million shares of Common Stock at a price of $29.59 per share, subject to adjustment (see Note 4).

     On March 17, 1998, the Company declared a first quarter dividend of $.42 per share to shareholders of record on March 31, 1998.

6.    Revenue  From  Rental  Operations  and  Property  Operating Expenses
                                        Three Months Ended
                                            March 31,
                                        -------------------
                                         1998         1997
                                      --------      -------
                                           (in thousands)
                                           (Unaudited)
 Revenues From Rental Operations:
   Rental                              $48,689       $21,892
   Tenant reimbursements                 1,883           958
   Parking, net of expense               2,650         1,490
   Other rental operations               1,537           576
                                       -------       -------
     Total rental revenues              54,759        24,916
                                       -------       -------

Property Operating Expenses:
   Repairs and maintenance               5,352         2,841
   Utilities                             4,616         2,423
   Real estate taxes                     4,100         1,378
   Insurance                               806           384
   Ground rent                             178            51
   Marketing and other                   1,686           817
                                        ------        ------
     Total property operating expenses  16,738         7,894
                                        ------        ------
                                       $38,021       $17,022
                                       =======       =======

7.  Subsequent Events

      In December 1997, the Company issued 542,382 OP Units in connection with its acquisition of the World Savings Center office property. On April 16, 1998, the Company redeemed these OP Units at a cost of approximately $16.3 million based on the original issuance price of the OP Units.

      In April 1998, the Company acquired two office properties located in Southern California including a 35,696 square foot office property located in West Los Angeles ("11075 Santa Monica") for approximately $4.9 million, funded with proceeds from existing working capital and a draw on one of the Company's lines of credit and a 235,926 square foot office property located in El Segundo ("Continental Grand Plaza") for approximately $47.5 million, funded with proceeds from existing working capital, a draw on one of the Company's lines of credit and the issuance of 10,412 OP Units valued at approximately $300,000.

      On  April 16, 1998, the Company refinanced $100 million  of the  $200  million Lehman Brothers Loan at a fixed rate of  6.78%
per annum.

     On April 23, 1998, the Company completed an offering (the "April 1998 Offering") of 1,110,132 shares of Common Stock. The shares from the April 1998 Offering were issued to the trustee of a registered unit investment trust at an offering price of $28.375 per share. Gross proceeds from this offering were approximately $31.5 million. The aggregate proceeds to the Company, net of underwriters' discount and offering costs aggregating approximately $1.8 million, were approximately $29.7 million.

     On May 1, 1998, the $60.0 million World Savings Note was repaid in full with proceeds from a draw on the Company's Amended
Credit Facility.


ITEM 2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Overview

       The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and related notes thereto included in the Company's 1997 Annual Report on Form 10-K.

     Since its initial public offering in October 1996, the Company has pursued a strategy of acquiring underperforming commercial properties, properties in need of renovation, properties which provide attractive yields with stable cash flow, and more recently fully entitled commercial undeveloped real estate, all in Southern California submarkets where the Company can utilize its local market expertise. The Company has also used its active in-house management, leasing and finance expertise to maximize growth in cash flow. In particular, during the three months ended March 31, 1998 the Company has:

     . Raised approximately $713.2 million of equity in a series of three public offerings. Proceeds to the Company from these offerings, net of underwriters' discount, advisory fee and offering costs aggregating approximately $35.7 million, were approximately $677.5 million.

     . Acquired a total of 56 commercial properties, all located in Southern California, with approximately 6.2 million rentable square feet.

     . Acquired the undeveloped commercial property portions of the 70-acre Howard Hughes Center (the "Center") for approximately $38.6 million. The Center, located in El Segundo, California, is a mixed-use development currently containing three office buildings, an executive health and athletic club and entitlements for an additional 1.3 million square feet of office space.

     The Company intends to continue focusing on maximizing growth in cash flow and enhancing the value of its portfolio of commercial properties. These objectives will be pursued by active management of the Company's existing portfolio, through strategic acquisitions and through development of new office or R&D/industrial properties in submarkets where it has local market expertise.

     The Company's financial position and operating results are primarily comprised of its portfolio of commercial properties and income derived therefrom. Therefore, financial data from period to period will be affected by the timing of any significant property acquisitions. Due to the Company's aggressive acquisition program, the Company expects there will be significant variability in financial data from period to period.

Recent Developments

      On April 23, 1998, the Company completed an offering of 1,110,132 shares of Common Stock. These shares were issued to the trustee of a registered unit investment trust at an offering price of $28.375 per share. Gross proceeds from this offering were approximately $31.5 million. The aggregate proceeds to the Company, net of underwriter's discount and offering costs aggregating approximately $1.8 million, were approximately $29.7 million.

Results of Operations

      Comparison of the three months ended March 31, 1998 to  the three months ended March 31, 1997.
                                    Three Months
                                        Ended         Dollar  Percent
                                      March 31,       Change  Change
                                  ----------------    ------  --------
                                     1998    1997
                                 --------   -------
                                (in thousands, except percentage data)
Revenue                                      (Unaudited)
 Revenues from rental operations:
   Rental                          $48,689  $21,892  $26,797    122%
   Tenant reimbursements             1,883      958      925     97
   Parking, net of expense           2,650    1,490    1,160     78
   Other rental operations           1,537      576      961    167
                                   -------   ------   ------  -----
                                    54,759   24,916   29,843    120
 Other income                        1,458       54    1,404  2,600
                                   -------   ------   ------  -----
     Total revenue                 $56,217  $24,970  $31,247    125%
                                   =======  =======  =======  =====

Expenses
 Property operations:
   Repairs and maintenance         $ 5,352  $ 2,841  $ 2,511     88%
   Utilities                         4,616    2,423    2,193     91
   Real estate taxes                 4,100    1,378    2,722    198
   Insurance                           806      384      422    110
   Ground rent                         178       51      127    249
   Marketing and other               1,686      817      869    106
                                   -------   ------   ------   ----
     Total property expenses        16,738    7,894    8,844    112
 General and administrative          1,635      918      717     78
 Interest                            8,612    3,024    5,588    185
 Depreciation and amortization      11,296    3,562    7,734    217
                                   -------   ------   ------   ----
     Total expenses                $38,281  $15,398  $22,883    149%
                                   =======  =======  =======   ====


     Rental revenue increased approximately $26.8 million or 122% for the three months ended March 31, 1998 compared to the same period in 1997. Rental revenue from properties owned for the entire three month periods ended March 31, 1998 and 1997 increased approximately $37,000 in 1998 compared to the prior year, primarily from an overall increase in rental rates at these properties, partially offset by the reversing effect of straight-line rent adjustments for certain leases in 1998. Rental revenue from properties acquired after January 1, 1997 was approximately $26.7 million higher for the three months ended March 31, 1998 compared to the same period in 1997, primarily due to the timing of these acquisitions.

      Tenant reimbursements increased approximately $925,000 or 97% for the three months ended March 31, 1998 compared to the same period in 1997. Tenant reimbursements from properties owned for the entire three month periods ended March 31, 1998 and 1997 decreased approximately $76,000 for the three months ended March 31, 1998 compared to the same period in 1997, primarily as a result of resetting base years for leases that were retenanted. Tenant reimbursements from properties acquired after January 1, 1997 were approximately $1.0 million higher for the three months ended March 31, 1998 compared to the same period in 1997, primarily due to the timing of these acquisitions.

      Parking revenue increased approximately $1.2 million or 78% for the three months ended March 31, 1998 compared to the same period in 1997. Parking revenue from properties owned for the entire three month periods ended March 31, 1998 and 1997 increased approximately $26,000 in 1998 compared to 1997, primarily from increased occupancy in 1998 at certain properties. Parking revenue from the properties acquired after January 1, 1997 was approximately $1.1 million higher for the three months ended March 31, 1998 compared to the same period in 1997, primarily due to the timing of these acquisitions.

     Revenues from other rental operations, consisting primarily of miscellaneous tenant charges such as after hours utility, heating and air conditioning charges, increased by $961,000 or 167% for the three months ended March 31, 1998 compared to the same period in 1997. Excluding lease buyouts and other non-recurring items of approximately $850,000 in 1998, revenues from properties owned for the entire three month periods ended March 31, 1998 and 1997 decreased approximately $169,000 for the three months ended March 31, 1998 compared to the same period in 1997, primarily due to lower utility, heating and air conditioning charges in 1998. Revenues from properties acquired after January 1, 1997 were approximately $280,000 higher for the three months ended March 31, 1998 compared to the same period in 1997, primarily due to the timing of these acquisitions.

      Other income increased approximately $1.4 million for the three months ended March 31, 1998 compared to the same period in 1997, primarily due to higher interest income from mortgage notes receivable acquired in September 1997.

      For the three months ended March 31, 1998, total property expenses were $16.7 million, or 31% of total revenues from rental operations, compared with total property expenses of $7.9 million or 32% of total revenues from rental operations in 1997. Property expenses for properties owned for the entire three month periods ended March 31, 1998 and 1997 decreased approximately $404,000 in 1998 compared to 1997, primarily due to benefits achieved from economies of scale. Property expenses from properties acquired after January 1, 1997 were $9.2 million higher for the three months ended March 31, 1998, primarily due to the timing of these acquisitions.

      General and administrative expenses were approximately $1.6 million or 2.9% of total revenues for the three months ended March 31, 1998 as compared to $918,000 or 3.7% of total revenues for the same period in 1997. General and administrative expenses as a percentage of total revenues decreased in the first three months of 1998 compared to 1997 primarily due to benefits achieved from economies of scale across the entire portfolio.

     Interest expense increased approximately $5.6 million or 185% for the three months ended March 31, 1998 compared to the same period in 1997, primarily as a result of higher outstanding indebtedness to fund property acquisitions.

      Depreciation and amortization increased $7.7 million or 217%, due to 1997 and 1998 acquisitions and depreciation of capital improvements made to the Company's existing portfolio.

     Following is a comparison of property operating data for  34 properties which were owned for the entire three month periods ended March 31, 1998 and 1997 (in thousands):

                                   Three Months Ended
                                        March 31,
                                   ------------------  Dollar     Percent
                                   1998         1997   Change     Change
                                 -------    --------   -------    -------
                                       (Unaudited)
Revenues from rental operations  $24,627     $24,809   $ (182)      (1)%
Property expenses                  7,480       7,884      404        5%
                                 -------     -------   ------      ---
  Net                            $17,147     $16,925   $  222        1%
                                 =======     =======   ======      ===

     Revenues from rental operations for the properties owned for the entire three month periods ended March 31, 1998 and 1997 decreased by approximately $182,000 in 1998 compared to 1997, primarily due to the reversing effect of straight-line rent adjustments for certain leases, lower tenant reimbursements from resetting base years for leases that were retenanted, and lower miscellaneous tenant charges, partially offset by increases in rental rates and higher parking income at certain properties in 1998.

Property operating expenses for the properties owned for the entire three month periods ended March 31, 1998 and 1997 decreased by approximately $404,000 in 1998 compared to 1997, primarily due to benefits achieved from economies of scale.

Liquidity and Capital Resources

Cash Flows

  Cash provided by operating activities increased by $37.4 million or 296%, to $50.0 million for the three months ended March 31, 1998, as compared to $12.6 million for the same period in 1997, primarily due to operating results from properties acquired since January 1, 1997. Cash used in investing activities increased by $757.5 million, to $811.2 million for the three months ended March 31, 1998 compared to approximately $53.7 million for the same period in 1997, primarily due to the acquisition of 56 properties in the three months ended March 31, 1998 and an increase in capital expenditures on properties owned. Cash provided by financing activities increased by approximately $725.9 million to $760.1 million, as compared to $34.2 million for the same period in 1997. Cash provided by financing activities for the three months ended March 31, 1998 consisted primarily of net proceeds from mortgage loans and the issuance of 25,185,915 shares of Common Stock in a series of three 1998 secondary offerings, partially offset by distributions to shareholders and minority interest holders.

Available Borrowings, Cash Balance and Capital Resources

  The Company has a $300 million unsecured line of credit (the "Amended Credit Facility") from a group of banks led by Wells Fargo. The Amended Credit Facility bears interest at a rate ranging between LIBOR plus 1.2% and LIBOR plus 1.45% (with an effective rate of 7.14% at March 31, 1998) depending on the leverage ratio of the Company. Once the Company achieves an investment grade unsecured debt rating, the interest rate may be lowered to between LIBOR Plus 0.9% and LIBOR plus 1.15% depending on such debt rating. Under certain circumstances, the Company has the option to convert the interest rate from LIBOR to the prime rate plus 0.5%. In addition, the Amended Credit Facility has a commitment fee ranging from .125% to .25% on the unused balance. The Amended Credit Facility matures on September 1, 2000. Proceeds from the Amended Credit Facility will be used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of March 31, 1998, the aggregate outstanding balance on the Amended Credit Facility was $33.1 million, and $266.9 million was available for additional borrowing.

  The Company also has an unsecured line of credit with a total commitment of $10.0 million from City National Bank (the "City National Bank Credit Facility"). The City National Bank Credit Facility accrues interest at the City National Bank Prime Rate less 0.875% (with an effective rate of 7.625% at March 31, 1998), and is scheduled to mature on August 1, 1998. Proceeds from the City National Bank Credit Facility will be used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of March 31, 1998, the aggregate outstanding balance on the City National Bank Credit Facility was $5.0 million.

  As of March 31, 1998, the Company had $10.5 million in cash and cash equivalents, including $6.2 million in restricted cash of which $4.0 million represents an interest bearing cash deposit required by one of the Company's mortgage loans payable.

  On January 12, 1998, the Company filed a Form S-3 Registration Statement (the "Registration Statement") with the Securities and Exchange Commission to offer in one or more series, shares of its $.01 par value Common Stock with an aggregate public offering price of up to $1.0 billion. The Registration Statement was declared effective on January 21, 1998.

  On February 23, 1998, the Company completed the most recent of three 1998 equity offerings (the "1998 Offerings") resulting in the issuance of an aggregate of 25,185,915 shares of Common Stock with gross proceeds totaling approximately $713.2 million. Aggregate proceeds to the Company from these offerings, net of underwriters' discount and offering costs aggregating approximately $35.7 million, were approximately $677.5 million. Of these 1998 offerings, 2,185,915 shares of Common Stock were issued to the trustees' of two unrelated registered unit investment trusts and the remaining 23,000,000 shares were issued in a secondary public offering. Net proceeds from the 1998 Offerings were used to repay the outstanding balances on the Amended Credit Facility and City National Bank Credit Facility and to fund a portion of the LBA Portfolio acquisition. The remaining proceeds were invested in short-term commercial paper and used for working capital.

      On April 23, 1998, the Company completed an offering of 1,110,132 shares of Common Stock. These shares were issued to the trustee of a registered unit investment trust at an offering price of $28.375 per share. Gross proceeds from this offering were approximately $31.5 million. The aggregate proceeds to the Company, net of underwriter's discount and offering costs aggregating approximately $1.8 million were approximately $29.7 million.

  As  of April 23, 1998, the Company had the capacity to issue up
to   $255.3  million  of  its  Common  Stock  pursuant   to   the
Registration Statement.

  The Company expects to continue meeting its short-term liquidity and capital requirements generally through its working capital and net cash provided by operating activities. The Company believes that the net cash provided by operating
activities   will   continue  to  be  sufficient   to   pay   any
distributions necessary to enable the Company to continue qualifying as a real estate investment trust. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

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

  The following table reflects the calculation of the Company's
Funds from Operations for the three month periods ended March 31, 1998 and 1997:

                                     Three Months Ended
                                           March 31,
                                    --------------------
                                      1998        1997
                                    --------     -------
                                        (unaudited)

    Funds from Operations:
      Net income                     $16,184     $ 8,438
      Minority interests               1,177(a)    1,134
      Depreciation and amortization   11,296       3,562
                                     -------     -------
      Funds from Operations          $28,657     $13,134
                                     =======     =======

      (a) Excludes $575,000 in distributions made to the minority partner in the World Savings Center office property.

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

PART II - Other Information

Item 1.  Legal Proceedings - None

Item 2.   Changes in Securities -

     In March 1998, the Operating Partnership issued 203,420 OP Units as partial consideration in the acquisition of a portfolio of 50 primarily office and R&D/industrial properties. The holder of the OP Units may redeem part or all of its OP Units issued in this acquisition for cash or at the election of the Company, exchange such OP Units for shares of Common Stock on a one-for-one basis.

     The issuance of OP Units in the above described acquisition constitutes a private placement of securities which is exempt from the registration requirements of the Securities Act of 1993, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.

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

10.3 Warrant Agreement dated as of March 2, 1998 by and among Arden Realty, Inc., a Maryland corporation and AEW/LBA Acquisition Co. II, LLC, a California limited liability company as filed as an exhibit to Form 8-K filed on March 16, 1998 and incorporated herein by reference.

27        Financial Data Schedule

     (b) Reports on Form 8-K

     A report on Form 8-K/A dated January 23, 1998 was filed which included information on Item 7. Item 7 contained exhibits related to financial statements and pro forma financial information regarding the acquisitions of four office properties.

      A report on Form 8-K dated February 2, 1998 was filed which included information on Items 2, 5, and 7. Item 2 contained a description on the acquisition of six commercial properties.
Item 5 contained a description of the filing of a Form S-3 Registration Statement to offer one or more series of Common Stock with an aggregate public offering price of up $1.0 billion and a description of a contract to purchase a portfolio of 50 primarily office and R&D/industrial properties ("LBA Portfolio").
Item 7 contained financial statements of the six acquired properties, financial statements of the LBA Portfolio, and pro forma financial statements.

      A report on Form 8-K/A dated February 13, 1998 was filed which included information on Items 5 and 7. Item 5 contained a description of the filing of a supplement to the Form S-3 Registration Statement (filed on January 12, 1998 and declared effective on January 21, 1998). This supplement was initially filed on February 2, 1998, offering 17,000,000 shares of Common Stock and was amended on February 13, 1998 to increase the number of shares of Common Stock offered to 20,000,000. Item 5 also contained a description of the filing of an additional supplement to the Form S-3 Registration Statement described above, offering 881,950 shares of Common Stock to an institutional buyer, and a description of the Company entering into a contract to purchase a portfolio of 50 primarily office and R&D/industrial properties.
Item 7 contained pro forma financial statements.

     A report on Form 8-K dated February 19, 1998 was filed which included information under Items 5 and 7. Item 5 contained a description of the issuance of 881,950 shares of Common Stock on February 18, 1998 and 23,000,000 shares of Common Stock on
February 19, 1998. Item 7 contained exhibits related to these issuances of Common Stock.

     A report on Form 8-K dated February 23, 1998 was filed which included information under Items 5 and 7. Item 5 contained a description of the issuance of 1,303,965 shares of Common Stock on February 23, 1998. Item 7 contained exhibits related to this issuance of Common Stock.

      A report on Form 8-K dated March 16, 1998 was filed which included information on Item 7. Item 7 contained financial statements, pro forma information and exhibits. The Form 8-K was filed in connection with the acquisition of a portfolio of 50 commercial properties.



                           Signatures

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ARDEN REALTY, INC.

Date: May 15, 1998        By:  /s/ Diana M. Laing
                              -------------------------
                              Diana M. Laing
                              Executive Vice President
                              Chief Financial Officer and Secretary


Date: May 15, 1998        By:  /s/ Richard S. Davis
                              --------------------------
                              Richard S. Davis
                              Chief Accounting Officer