Form 10-Q
period 1998-06-30
ARDEN REALTY INC
filed 1998-08-14
CIK 1013794

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended June 30, 1998

                         Commission file number 1-12193

                               ARDEN REALTY, INC.
             (Exact name of registrant as specified in its charter)

MARYLAND                                                            95-04578533
(State or other jurisdiction of incorporation          (I.R.S. Employer Identification No.)
or organization)

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

As of July 30, 1998, there were 62,319,631 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ARDEN REALTY, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Commercial properties:
  Land                                                        $  475,692      $  241,440
  Buildings and improvements                                   1,693,254         975,791
  Tenant improvements                                             37,652          21,801
                                                              ----------      ----------
                                                               2,206,598       1,239,032
  Less: accumulated depreciation                                 (59,017)        (35,860)
                                                              ----------      ----------
                                                               2,147,581       1,203,172
  Cash and cash equivalents                                        6,162           5,300
  Restricted cash                                                 11,804           4,040
  Rent and other receivables                                      11,541          10,203
  Mortgage notes receivable, net                                  14,447          14,430
  Deferred rent                                                   11,802           8,811
  Prepaid financing and leasing costs, net of accumulated
     amortization of $4,562 and $2,649, respectively              24,803          12,680
  Prepaid expenses and other assets                                5,301          25,368
                                                              ----------      ----------
          Total assets                                        $2,233,441      $1,284,004
                                                              ==========      ==========
LIABILITIES
  Mortgage loans payable                                      $  511,192      $  237,166
  Unsecured lines of credit                                      234,600         240,400
  Accounts payable and accrued expenses                           22,837          16,458
  Security deposits                                               12,671           6,847
  Dividends payable                                               26,174          14,177
                                                              ----------      ----------
          Total liabilities                                      807,474         515,048
                                                              ----------      ----------
Minority interests                                                54,163          95,973
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 20,000,000 shares
     authorized, none issued                                          --              --
  Common Stock, $.01 par value, 100,000,000 shares
     authorized, 62,319,631 and 35,796,704 issued and
     outstanding, respectively                                       623             358
  Additional paid-in capital                                   1,371,181         672,625
                                                              ----------      ----------
          Total stockholders' equity                           1,371,804         672,983
                                                              ----------      ----------
          Total liabilities and stockholders' equity          $2,233,441      $1,284,004
                                                              ==========      ==========

          See accompanying notes to consolidated financial statements.

                               ARDEN REALTY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     ------------------    -------------------
                                                      1998       1997        1998       1997
                                                     -------    -------    --------    -------
                                                        (UNAUDITED)            (UNAUDITED)
Revenue                                              $70,503    $29,704    $125,262    $54,620
Property operating expenses                           21,543      9,544      38,281     17,438
                                                     -------    -------    --------    -------
                                                      48,960     20,160      86,981     37,182
General and administrative                             1,388        931       3,023      1,849
Interest                                              10,539      5,883      19,151      8,907
Depreciation and amortization                         12,930      4,458      24,226      8,020
Interest and other income                               (695)       (59)     (2,153)      (113)
                                                     -------    -------    --------    -------
Income before minority interests                      24,798      8,947      42,734     18,519
Minority interests                                    (1,183)    (1,090)     (2,935)    (2,224)
                                                     -------    -------    --------    -------
Net income                                           $23,615    $ 7,857    $ 39,799    $16,295
                                                     =======    =======    ========    =======
Net income per common share:
  Basic                                              $  0.38    $  0.36    $   0.73    $  0.75
                                                     =======    =======    ========    =======
  Diluted                                            $  0.38    $  0.36    $   0.72    $  0.74
                                                     =======    =======    ========    =======
Weighted average common shares:
  Basic                                               62,051     21,693      54,874     21,688
                                                     =======    =======    ========    =======
  Diluted                                             62,248     21,885      55,081     21,902
                                                     =======    =======    ========    =======

          See accompanying notes to consolidated financial statements.

                               ARDEN REALTY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                                   (UNAUDITED)
Operating Activities:
  Net income                                                  $  39,799    $  16,295
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Minority interests                                         2,935        2,224
       Depreciation and amortization                             24,226        8,020
       Amortization of loan costs and fees                          844          189
  Changes in operating assets and liabilities:
     Rents and other receivables                                 (1,355)        (851)
     Deferred rent                                               (2,991)      (1,219)
     Prepaid financing and leasing costs                        (14,036)      (6,521)
     Prepaid expenses and other assets                           20,067       (4,013)
     Accounts payable and accrued expenses                        6,379        7,305
     Security deposits                                            5,824        1,392
                                                              ---------    ---------
  Net cash provided by operating activities                      81,692       22,821
                                                              ---------    ---------
Investing Activities:
  Acquisitions and improvements to commercial properties       (988,966)    (247,769)
                                                              ---------    ---------
Financing Activities:
  Proceeds from mortgage loans                                  639,920      246,000
  Repayments of mortgage loans                                 (365,894)    (175,000)
  Proceeds from secured lines of credit                              --       26,700
  Proceeds from unsecured lines of credit                       314,150      142,900
  Repayments of unsecured lines of credit                      (319,950)          --
  Proceeds from issuance of common stock, net of offering
     costs                                                      707,005          247
  Redemption of Operating Partnership Units                     (16,305)          --
  Increase in restricted cash                                    (7,764)      (4,000)
  Distributions to minority interests                            (3,141)          --
  Dividends paid                                                (39,885)     (18,669)
                                                              ---------    ---------
  Net cash provided by financing activities                     908,136      218,178
                                                              ---------    ---------
  Net increase (decrease) in cash and cash equivalents        $     862    $  (6,770)
Cash and cash equivalents at beginning of period                  5,300        7,632
                                                              ---------    ---------
Cash and cash equivalents, at end of period                   $   6,162    $     862
                                                              =========    =========
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest, net of amount
      capitalized                                             $  11,513    $   6,675
                                                              =========    =========

          See accompanying notes to consolidated financial statements.

                               ARDEN REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

1. DESCRIPTION OF BUSINESS

     Arden Realty, Inc. (the "Company"), through its controlling interest in Arden Realty Limited Partnership (the "Operating Partnership") and its other subsidiaries, is engaged in owning, acquiring, managing, leasing, and renovating commercial properties located in Southern California. As of June 30, 1998 the Company's portfolio of properties included 134 commercial properties with approximately 17.5 million rentable square feet (the "Properties").

     The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and its other subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Minority interests for the six month periods ended June 30, 1998 and 1997 include limited partnership interests in the Operating Partnership of approximately 5.7% and 12.0%, respectively.

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

3. NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Segment Reporting" ("Statement 131"). Statement 131 is effective for fiscal years beginning after December 15, 1997 and requires disclosure of selected information about reportable segments. Implementation of Statement 131 will have no impact on the Company's reporting of its results of operations.

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

4. ACQUISITIONS

     The following table sets forth certain information regarding the Company's acquisitions for the six months ended June 30, 1998.

                                                                                           TOTAL
                                                         APPROXIMATE       MONTH        ACQUISITION
                                                         NET RENTABLE        OF            COST
           PROPERTY NAME                   LOCATION      SQUARE FEET    ACQUISITION    (IN MILLIONS)
-----------------------------------    ----------------  ------------   -----------    -------------
OFFICE
  LOS ANGELES COUNTY
  Los Angeles West
     9100 Wilshire                     Beverly Hills        326,227     January 1998      $ 65.1
     1100 Glendon (A)                  Los Angeles          282,013     January 1998        28.7
     World Savings Center              Los Angeles          (B)           March 1998        27.5
     600 Corporate Pointe              Culver City          273,339       March 1998         (C)
     1919 Santa Monica                 Santa Monica          44,096       March 1998         (C)
     11075 Santa Monica                Los Angeles           35,696       April 1998         5.0
  Los Angeles North
     Sunset Pointe Plaza               Newhall               58,105     January 1998         8.5
     Westlake Gardens                  Westlake              49,639     January 1998         7.3
     5161 Lankershim                   North Hollywood      178,317       March 1998         (C)
     150 East Colorado                 Pasadena              61,168       March 1998         (C)
     Calabasas Tech Center             Calabasas            273,526         May 1998        46.1
     Lyons Plaza                       Santa Clarita         61,203        June 1998         8.4
  Los Angeles South
     1501 Hughes Way                   Long Beach            77,060       March 1998         (C)
     3901 Via Oro                      Long Beach            53,195       March 1998         (C)
     Continental Grand                 El Segundo           235,926       April 1998        47.6
     Oceangate Tower                   Long Beach           210,907         May 1998        23.5
  ORANGE COUNTY
     Savi Tech Center                  Yorba Linda          341,446       March 1998         (C)
     Yorba Linda Business Park         Yorba Linda          167,142       March 1998         (C)
     Huntington Commerce Center        Huntington Beach      67,551       March 1998         (C)
     Huntington Beach Plaza I & II     Huntington Beach      52,186       March 1998         (C)
     5602 Bolsa                        Huntington Beach      27,731       March 1998         (C)
     5632 Bolsa                        Huntington Beach      21,568       March 1998         (C)
     5672 Bolsa                        Huntington Beach      11,968       March 1998         (C)
     Von Karman Corporate Center       Irvine               451,477       March 1998         (C)
     Orange Financial Center           Orange               305,439       March 1998         (C)
     625 The City                      Orange               139,806       March 1998         (C)
     Fountain Valley Plaza             Fountain Valley      107,252       March 1998         (C)
     3300 Irvine Avenue                Newport Beach         74,224       March 1998         (C)
     1503 South Coast                  Costa Mesa            60,605       March 1998         (C)
     One Venture                       Irvine                43,324       March 1998         (C)
     Lambert Office Plaza              Brea                  32,807       March 1998         (C)
  SAN DIEGO COUNTY
     Activity Business Center          San Diego            167,045     January 1998        14.9
     Skypark Office Plaza              San Diego            202,164       March 1998         (C)
     Sorrento Valley Science Park      San Diego            181,207       March 1998         (C)

                                                                                           TOTAL
                                                         APPROXIMATE       MONTH        ACQUISITION
                                                         NET RENTABLE        OF            COST
PROPERTY NAME                          LOCATION          SQUARE FEET    ACQUISITION    (IN MILLIONS)
-----------------------------------    ----------------  ------------   -----------    -------------
     Panorama Corporate Center         San Diego            133,245       March 1998         (C)
     Governor Park Plaza               San Diego            104,065       March 1998         (C)
     Torreyanna Science Park           San Diego             81,204       March 1998         (C)
     Balboa Corporate Center           San Diego             69,890       March 1998         (C)
     10251 Vista Sorrento              San Diego             69,386       March 1998         (C)
     Westridge                         San Diego             48,850       March 1998         (C)
     Ruffin Corporate Center           San Diego             45,059       March 1998         (C)
     10180 Scripps Ranch               San Diego             43,560       March 1998         (C)
     5120 Shoreham                     San Diego             37,759       March 1998         (C)
     Uniden Building                   San Diego             28,119       March 1998         (C)
     Cymer Technology Center           Rancho Bernardo      155,612       March 1998         (C)
     Carlsbad Corporate Center         Carlsbad             125,000       March 1998         (C)
     Poway Industrial                  Poway                112,000       March 1998         (C)
     10965-93 Via Frontera             Rancho Bernardo       77,920       March 1998         (C)
     Genesee Executive Plaza           San Diego            155,820        June 1998        27.0
  VENTURA COUNTY
     Camarillo Business Center         Camarillo            154,216       March 1998         (C)
  RIVERSIDE & SAN BERNARDINO
     COUNTIES
     Hunter Business Park              Riverside            106,782       March 1998         (C)
     Chicago Avenue Business Park      Riverside             47,482       March 1998         (C)
     Tower Plaza I                     Temecula              72,350       March 1998         (C)
     Tower Plaza II                    Temecula              19,301       March 1998         (C)
     Tower Plaza III                   Temecula              12,483       March 1998         (C)
     Centrelake Plaza                  Ontario              110,763       March 1998         (C)
     HDS Plaza                         San Bernardino       104,178       March 1998         (C)
     Havengate Center                  Rancho Cucamonga      80,557       March 1998         (C)
INDUSTRIAL
  RIVERSIDE & SAN BERNARDINO
     COUNTIES
     Ontario Airport Commerce
       Center                          Ontario              213,127       March 1998
     Highlands I                       Temecula              26,856       March 1998         (C)
     Highlands II                      Temecula              41,210       March 1998         (C)
RETAIL
  Inland Empire
     Tower Plaza Retail                Temecula             144,225       March 1998         (C)
     The Spectrum Club                 Los Angeles           36,959       March 1998         (D)
                                                          ---------                       ------
          Sub-total                                       7,133,337                        309.6
     LBA Portfolio                                           --                            619.9(C)
     Howard Hughes Center                                    --                             38.6(D)
                                                          ---------                       ------
          Total                                           7,133,337                       $968.1
                                                          =========                       ======

(A) The Company owns a 97.5% interest in this property.

(B) At December 31, 1997 the Company owned a 75% interest in the 469,115 square foot World Savings Center and exercised an option to purchase the remaining 25% interest for $27.5 million on March 25, 1998, resulting in a total acquisition cost of approximately $110.7 million.

(C) On March 1, 1998, the Company acquired a portfolio of 50 primarily office and R&D/industrial properties (the "LBA Portfolio"), aggregating approximately 5.2 million rentable square feet for a purchase price of approximately $619.9 million, including $1.8 million of closing costs and the estimated $3.6 million value of warrants to purchase
    2.5 million shares of the Company's Common Stock.

(D) On March 31, 1998, the Company acquired the undeveloped commercial property portions of the 70-acre Howard Hughes Center (the "Center") for approximately $38.6 million. The Center, located in El Segundo, California, is a mixed-use development currently containing three office buildings, an executive health and athletic club and entitlements for an additional 1.3 million square feet of office space.

5. MORTGAGE LOANS PAYABLE

     In January 1998, the Company assumed a mortgage note payable of approximately $8.2 million in connection with the acquisition of Activity Business Center. The note bears interest at 2.2% per annum plus the yield to maturity at the bid price of obligations of the United States Treasury maturing on April 30, 2006 (effective rate of 8.85% at June 30, 1998). The note requires monthly payments of principal, interest, and impound payments for taxes and insurance, and matures on May 1, 2006. This mortgage note prohibits prepayment prior to May 1, 2002.

     In January 1998, the Company also assumed a mortgage note payable of approximately $15.4 million in connection with the acquisition of 1100 Glendon. The note bears interest at 8.09% per annum, requires monthly payments of principal and interest and matures on April 30, 2003.

     Also in January 1998, the Company borrowed $60.0 million from Lehman Brothers Realty Corporation (the "Lehman Bridge Loan I") in connection with the acquisition of 9100 Wilshire. In June 1998, the Company repaid $5.6 million on the Lehman Bridge Loan I with proceeds from the Mortgage Financing III and IV mortgage loans, as defined below. The Lehman Bridge Loan I is secured by three of the Company's properties, bears interest at LIBOR plus .75% per annum, requires monthly payments of interest only, and matures on August 20, 1998. The Company is currently planning to extend the maturity date on the Lehman Bridge Loan I. The LIBOR rate was approximately 5.7% at June 30, 1998.

     In March 1998, in connection with its acquisition of the LBA Portfolio, the Company borrowed $200 million from Lehman Brothers Realty Corporation (the "Lehman Bridge Loan II"). This $200 million mortgage loan was secured by 40 properties, required monthly payments of interest only, with $100 million bearing interest at LIBOR plus 1.0% per annum and $100 million at a fixed rate of 6.78% per annum. In June 1998, the Company repaid the Lehman Bridge Loan II with proceeds from the Mortgage Financing III and IV mortgage loans, as defined below.

     In March 1998, the Company assumed an additional $15.0 million of debt under an existing mortgage note (the "World Savings Note"). On May 1, 1998, the $60.0 million World Savings Note was repaid in full with proceeds from a draw on the Company's Amended Credit Facility.

     On June 8, 1998, the Company repaid, through two special purpose subsidiaries, its $200 million Lehman Bridge Loan II with two new mortgage loans totaling $236.7 million. The additional proceeds were used to repay $22.0 million on the Company's lines of credit and to repay $5.6 million on the Lehman Bridge Loan I. The $136.1 million ("Mortgage Financing III") and $100.6 million ("Mortgage Financing IV") mortgage loans payable to an affiliate of Lehman Brothers are non-recourse and secured by fully cross-collaterized and cross-defaulted first mortgage liens on 22 and 12 of the Company's Properties ("Mortgage Financing III, and IV, Properties"), respectively. The Mortgage Financing III and IV mortgage loans each have a thirty year term, bear interest at a fixed rate of 6.74% (6.93% including the amortization of costs associated with the Swap Agreement, as defined below) per annum, require interest only payments through April 2003, and thereafter require monthly payments of principal and interest amortized over a 25 year period through maturity and are anticipated to be repaid within ten years of issuance. If the Mortgage Financing III and IV mortgage loans are not repaid within ten years of issuance, the interest rate will increase by at least 5% per annum and all excess cash flow (as defined) from the Mortgage Financing III and IV Properties must be used to pay down outstanding principal. The Mortgage Financing III and IV mortgage loans require the Company to maintain a cash reserve for tenant improvements of approximately $2.7 million and $3.3 million, respectively, and to comply with certain customary financial covenants, ongoing operational restrictions, and certain cash management procedures. Pursuant to the execution of certain leasing transactions by September 8, 1998, the Company may borrow up to an additional $10.6 million under the Mortgage Financing IV loan.

     In connection with the Mortgage Financing III and IV mortgage loans, the Company entered into a treasury rate lock agreement (the "Swap Agreement") with a notional amount of $100,000,000 and locked in the United States 10 year treasury rate at 6.174%. The Company is amortizing the approximate $4.5 million cost of the Swap Agreement over the term of the Mortgage Financing III and IV mortgage loans.

6. STOCKHOLDERS' EQUITY

     An Operating Partnership Unit ("OP Unit") and a share of Common Stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. OP Units may be redeemed for cash or, at the election of the Company, for shares of Common Stock on a one-for-one basis.

     In January 1998, 226,880 OP Units were exchanged for Common Stock.

     On February 23, 1998, the Company completed three February 1998 equity offerings (the "February 1998 Offerings") resulting in the issuance of an aggregate of 25,185,915 shares of Common Stock with gross proceeds totaling approximately $713.2 million. Aggregate proceeds to the Company from the February 1998 Offerings, net of underwriters' discount and offering costs aggregating approximately $35.9 million, were approximately $677.3 million. Of these February 1998 Offerings, 2,185,915 shares of Common Stock were issued to the trustees of two unrelated registered unit investment trusts and the remaining 23,000,000 shares were issued in a secondary public offering. The Company used the net proceeds from the February 1998 Offerings to fund the acquisition of the LBA Portfolio described above, to repay the outstanding balances on its lines of credit and for working capital.

     On March 1, 1998, the Operating Partnership issued 203,420 OP Units valued at approximately $5.8 million in connection with acquisition of the LBA Portfolio and issued warrants to purchase 2.5 million shares of Common Stock at a price of $29.59 per share, subject to adjustment.

     In December 1997, the Company issued 822,400 OP Units in connection with its acquisition of the World Savings Center. On April 16, 1998, the Company redeemed 542,382 of these OP Units at a cost of approximately $16.3 million based on the original issuance price of the OP Units.

     In April 1998, the Company issued 10,412 OP Units valued at approximately $300,000 in connection with the acquisition of Continental Grand.

     On April 23, 1998, the Company completed an offering (the "April 1998 Offering") of 1,110,132 shares of Common Stock. The shares from the April 1998 Offering were issued to the trustee of a registered unit investment trust at an offering price of $28.375 per share. Gross proceeds from this offering were approximately $31.5 million. The aggregate proceeds to the Company, net of underwriters' discount and offering costs aggregating approximately $1.8 million, were approximately $29.7 million. The Company used the net proceeds from the April 1998 Offering to repay a portion of its outstanding balance on its lines of credit and for working capital.

     On June 17, 1998, the Company declared a second quarter dividend of $.42 per share to shareholders of record on June 30, 1998.

7. REVENUE FROM RENTAL OPERATIONS AND PROPERTY OPERATING EXPENSES

     Revenue from rental operations and property operating expenses are summarized as follows:

                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                       JUNE 30,                JUNE 30,
                                 --------------------    ---------------------
                                   1998        1997        1998         1997
                                 --------    --------    ---------    --------
                                                (IN THOUSANDS)
                                                  (UNAUDITED)
Revenue From Rental Operations:
  Rental                         $ 63,522    $ 26,611    $ 112,211    $ 48,503
  Tenant reimbursements             2,174         931        4,057       1,889
  Parking, net of expense           2,882       1,732        5,532       3,222
  Other rental operations           1,925         430        3,462       1,006
                                 --------    --------    ---------    --------
          Total rental revenue     70,503      29,704      125,262      54,620
                                 --------    --------    ---------    --------
Property Operating Expenses:
  Repairs and maintenance           6,798       3,534       12,150       6,375
  Utilities                         5,982       2,946       10,598       5,369
  Real estate taxes                 5,372       1,635        9,472       3,013
  Insurance                         1,076         480        1,882         864
  Ground rent                         178          52          356         103
  Marketing and other               2,137         897        3,823       1,714
                                 --------    --------    ---------    --------
                                   21,543       9,544       38,281      17,438
                                 --------    --------    ---------    --------
                                 $ 48,960    $ 20,160    $  86,981    $ 37,182
                                 ========    ========    =========    ========

8. SUBSEQUENT EVENTS

     In July 1998, the Company acquired a 125,132 square foot office property located in Oxnard, California for approximately $17.1 million, funded with proceeds from existing working capital and draws on the Company's lines of credit.

     In August 1998, the Company acquired two commercial properties in Southern California, including a 94,516 square foot office property located in Artesia for approximately $11.8 million, and a 72,524 square foot office property located in Burbank for approximately $9.8 million. These acquisitions were funded with existing working capital and draws on the Company's lines of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and related notes thereto included in the Company's 1997 Annual Report on Form 10-K.

     Since its initial public offering in October 1996, the Company has pursued a strategy of acquiring underperforming commercial properties, properties in need of renovation, properties which provide attractive yields with stable cash flow, and more recently, fully entitled commercial undeveloped real estate, all in Southern California submarkets where the Company can utilize its local market expertise. The Company has also used its active in-house management, leasing and finance expertise to maximize growth in cash flow. In particular, during the six months ended June 30, 1998 the Company has:

- Acquired a total of 62 commercial properties, all located in Southern California, with approximately 7.1 million rentable square feet.

- Acquired the undeveloped commercial property portions of the 70-acre Howard Hughes Center (the "Center") for approximately $38.6 million. The Center, located in El Segundo, California, is a mixed-use development currently containing three office buildings, an executive health and athletic club and entitlements for an additional 1.3 million square feet of office space.

- Raised approximately $744.7 million of equity in a series of four public offerings. Proceeds to the Company from these offerings, net of underwriters' discount, advisory fee and offering costs aggregating approximately $37.7 million, were approximately $707.0 million.

- Refinanced $200 million of variable rate mortgage debt that matured on July 1, 1998, with two fixed rate mortgage loans totaling $236.7 million. The additional proceeds from this refinancing were used to repay outstanding indebtedness.

     The Company intends to continue focusing on maximizing growth in cash flow and enhancing the value of its portfolio of commercial properties. These objectives will be pursued by active management of the Company's existing portfolio, through development of new office or R&D/industrial properties and through strategic acquisitions.

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 1998 to the six months ended June 30, 1997

                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                     -------------------               PERCENT
                                                       1998       1997      CHANGE     CHANGE
                                                     --------    -------    -------    -------
                                                              (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
REVENUE
  Revenue from rental operations:
     Rental                                          $112,211    $48,503    $63,708      131%
     Tenant reimbursements                              4,057      1,889      2,168      115%
     Parking, net of expense                            5,532      3,222      2,310       72%
     Other rental operations                            3,462      1,006      2,456      244%
                                                     --------    -------    -------    ------
                                                      125,262     54,620     70,642      129%
     Other income                                       2,153        113      2,040    1,805%
                                                     --------    -------    -------    ------
          Total revenue                              $127,415    $54,733    $72,682      133%
                                                     ========    =======    =======    ======
EXPENSES
  Property operations:
     Repairs and maintenance                         $ 12,150    $ 6,375    $ 5,775       91%
     Utilities                                         10,598      5,369      5,229       97%
     Real estate taxes                                  9,472      3,013      6,459      214%
     Insurance                                          1,882        864      1,018      118%
     Ground rent                                          356        103        253      246%
     Marketing and other                                3,823      1,714      2,109      123%
                                                     --------    -------    -------    ------
          Total property expenses                      38,281     17,438     20,843      120%
  General and administrative                            3,023      1,849      1,174       63%
  Interest                                             19,151      8,907     10,244      115%
  Depreciation and amortization                        24,226      8,020     16,206      202%
                                                     --------    -------    -------    ------
          Total expenses                             $ 84,681    $36,214    $48,467      134%
                                                     ========    =======    =======    ======
OTHER DATA:
  NUMBER OF PROPERTIES:
     Acquired during period                                62         11         51       N/A
     Owned at end of period                               134         45         89       N/A
  SQUARE FEET (IN THOUSANDS):
     Acquired during period                             7,133      1,947      5,187       N/A
     Owned at end of period                            17,460      7,390     10,070       N/A

     Rental revenue increased approximately $63.7 million for the six months ended June 30, 1998 compared to the same period in 1997. Rental revenue from properties owned for the entire six month periods ended June 30, 1998 and 1997 increased approximately $94,000 in 1998 compared to the prior year, primarily from an overall increase in rental rates at these properties, partially offset by the reversing effect of straightline rent adjustments for certain leases in 1998. Rental revenue from properties acquired after January 1, 1997 was approximately $63.6 million higher for the six months ended June 30, 1998 compared to the same period in 1997, primarily due to the timing of these acquisitions.

     Tenant reimbursements increased approximately $2.2 million for the six months ended June 30, 1998 compared to the same period in 1997. Tenant reimbursements from properties owned for the entire six month periods ended June 30, 1998 and 1997 decreased approximately $99,000 in 1998 compared to 1997, primarily as a result of resetting base years for leases that were retenanted in 1998. Tenant reimbursements from properties acquired after January 1, 1997 were approximately $2.3 million higher for the six months ended June 30, 1998 compared to the same period in 1997, primarily due to the timing of these acquisitions.

     Parking revenue, net of expense, increased approximately $2.3 million for the six months ended June 30, 1998 compared to the same period in 1997, primarily from properties acquired after January 1, 1997.

     Revenue from other rental operations, consisting primarily of miscellaneous tenant charges such as after hours utility, heating and air conditioning charges, increased approximately $2.5 million for the six months ended June 30, 1998 compared to the same period in 1997. Excluding lease buyouts and other non-recurring items of approximately $982,000 in 1998, revenues from properties owned for the entire six month periods ended June 30, 1998 and 1997 increased approximately $50,000 for the six months ended June 30, 1998 compared to the same period in 1997, primarily due to higher after hours utility, heating and air conditioning charges in 1998. Revenues from properties acquired after January 1, 1997 were approximately $1.5 million higher for the six months ended June 30, 1998 compared to the same period in 1997, primarily due to the timing of these acquisitions.

     Other income increased approximately $2.0 million for the six months ended June 30, 1998 compared to the same period in 1997, primarily due to higher interest income earned on mortgage notes receivable acquired in September 1997 and on cash deposits required by certain of the Company's mortgage loans.

     For the six months ended June 30, 1998, total property expenses were $38.3 million, or 30.6% of total revenue from rental operations, compared with total property expenses of $17.4 million or 31.9% of total revenue from rental operations in 1997. Property expenses for properties owned for the entire six month periods ended June 30, 1998 and 1997 decreased approximately $1.0 million in 1998 compared to 1997, primarily due to expense reductions achieved from economies of scale. Property expenses from properties acquired after January 1, 1997 were $21.8 million higher for the six months ended June 30, 1998, primarily due to the timing of these acquisitions.

     General and administrative expenses were approximately $3.0 million or 2.4% of total revenue for the six months ended June 30, 1998 as compared to $1.8 million or 3.4% of total revenue for the same period in 1997. General and administrative expenses as a percentage of total revenue decreased in the first six months of 1998 compared to 1997 primarily due to benefits achieved from economies of scale.

     Interest expense increased approximately $10.2 million for the six months ended June 30, 1998 compared to the same period in 1997, primarily as a result of higher outstanding indebtedness to fund property acquisitions.

     Depreciation and amortization expense increased $16.2 million for the six months ended June 30, 1998 compared to the same period in 1997, primarily due to 1997 and 1998 property acquisitions and depreciation of capital improvements made to the Company's existing portfolio.

     Following is a comparison of property operating data computed under generally accepted accounting principles ("GAAP Basis") and excluding the straightline rent adjustment ("Cash Basis") for the 34 properties which were owned for the entire six month periods ended June 30, 1998 and 1997 (in thousands, except percentage data):

                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                    ------------------                 PERCENT
                                                     1998       1997        CHANGE     CHANGE
                                                    -------    -------      -------    -------
                                                                   (UNAUDITED)
GAAP BASIS:
Revenue from rental operations                      $49,617    $49,576      $    41     0.08%
Property expenses                                    14,963     15,979       (1,016)   (6.36%)
                                                    -------    -------      -------    ------
          Net                                       $34,654    $33,597      $ 1,057     3.15%
                                                    =======    =======      =======    ======
CASH BASIS(1):
Revenue from rental operations                      $49,182    $48,504      $   678     1.40%
Property expenses                                    14,963     15,979       (1,016)   (6.36%)
                                                    -------    -------      -------    ------
          Net                                       $34,219    $32,525      $ 1,694     5.21%
                                                    =======    =======      =======    ======

(1) Excludes straightline rent adjustments.

     Revenue from rental operations for the properties owned for the entire six month periods ended June 30, 1998 and 1997, computed on a GAAP Basis, increased by approximately $41,000 in 1998 compared to 1997, primarily due to increases in rental rates and higher miscellaneous tenant charges partially offset by the reversing effect of straightline rent adjustments for certain leases, lower tenant reimbursements from resetting base years for leases that were retenanted and lower parking income at certain properties in 1998.

     Revenue from rental operations for these properties for the six months ended June 30, 1998, computed on a Cash Basis, increased by approximately $678,000, primarily due to increases in rental rates.

     Property operating expenses for the properties owned for the entire six month periods ended June 30, 1998 and 1997 decreased by approximately $1.0 million in 1998 compared to 1997, primarily due to expense reductions achieved from economies of scale.

  Comparison of the three months ended June 30, 1998 to the three months ended
                                 June 30, 1997.

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                      ------------------               PERCENT
                                                       1998       1997      CHANGE     CHANGE
                                                      -------    -------    -------    -------
                                                               (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
REVENUE
  Revenue from rental operations:
     Rental                                           $63,522    $26,611    $36,911       139%
     Tenant reimbursements                              2,174        931      1,243       134%
     Parking, net of expense                            2,882      1,732      1,150        66%
     Other rental operations                            1,925        430      1,495       348%
                                                      -------    -------    -------    -------
                                                       70,503     29,704     40,799       137%
     Other income                                         695         59        636     1,078%
                                                      -------    -------    -------    -------
          Total revenue                               $71,198    $29,763    $41,435       139%
                                                      =======    =======    =======    =======
EXPENSES
  Property operations:
     Repairs and maintenance                          $ 6,798    $ 3,534    $ 3,264        92%
     Utilities                                          5,982      2,946      3,036       103%
     Real estate taxes                                  5,372      1,635      3,737       229%
     Insurance                                          1,076        480        596       124%
     Ground rent                                          178         52        126       242%
     Marketing and other                                2,137        897      1,240       138%
                                                      -------    -------    -------    -------
          Total property expenses                      21,543      9,544     11,999       126%
  General and administrative                            1,388        931        457        49%
  Interest                                             10,539      5,883      4,656        79%
  Depreciation and amortization                        12,930      4,458      8,472       190%
                                                      -------    -------    -------    -------
          Total expenses                              $46,400    $20,816    $25,584       123%
                                                      =======    =======    =======    =======
OTHER DATA:
  NUMBER OF PROPERTIES:
     Acquired during period                                 6          7         (1)       N/A
     Owned at end of period                               134         45         89        N/A
  SQUARE FEET (IN THOUSANDS):
     Acquired during period                               973      1,467       (494)       N/A
     Owned at end of period                            17,460      7,390     10,070        N/A

     Rental revenue increased approximately $36.9 million for the three months ended June 30, 1998 compared to the same period in 1997. Rental revenue from properties owned for the entire three month periods ended June 30, 1998 and 1997 increased approximately $217,000 in 1998 compared to the prior year, primarily from an overall increase in rental rates at these properties, partially offset by the reversing effect of straightline rent adjustments for certain leases in 1998. Rental revenue from properties acquired after April 1, 1997 was approximately $36.7 million higher for the three months ended June 30, 1998 compared to the same period in 1997, primarily due to the timing of these acquisitions.

     Tenant reimbursements increased approximately $1.2 million for the three months ended June 30, 1998 compared to the same period in 1997. Tenant reimbursements from properties owned for the entire three month periods ended June 30, 1998 and 1997 decreased approximately $6,000 in 1998 compared to the same period in 1997, primarily as a result of resetting base years for leases that were retenanted in 1998. Tenant reimbursements from properties acquired after April 1, 1997 were approximately $1.2 million higher for the three months ended June 30, 1998 compared to the same period in 1997, primarily due to the timing of these acquisitions.

     Parking revenue, net of expense, increased approximately $1.2 million for the three months ended June 30, 1998 compared to the same period in 1997 primarily from the properties acquired after April 1, 1997.

     Revenue from other rental operations, consisting primarily of miscellaneous tenant charges such as after hours utility, heating and air conditioning charges, increased approximately $1.5 million for the three months ended June 30, 1998 compared to the same period in 1997. Revenues from properties owned for the entire three month periods ended June 30, 1998 and 1997 increased approximately $219,000 for the three months ended June 30, 1998 compared to the same period in 1997, primarily due to nonrecurring tenant charges in 1998. Revenues from properties acquired after April 1, 1997 were approximately $1.3 million higher for the three months ended June 30, 1998 compared to the same period in 1997, primarily due to the timing of these acquisitions.

     Other income increased approximately $636,000 for the three months ended June 30, 1998 compared to the same period in 1997, primarily due to higher interest income earned on mortgage notes receivable acquired in September 1997 and on cash deposits required by certain of the Company's mortgage loans.

     For the three months ended June 30, 1998, total property expenses were $21.5 million, or 30.6% of total revenue from rental operations, compared with total property expenses of $9.5 million or 32.1% of total revenue from rental operations in 1997. Property expenses for properties owned for the entire three month periods ended June 30, 1998 and 1997 decreased approximately $501,000 in 1998 compared to 1997, primarily due to expense reductions achieved from economies of scale. Property expenses from properties acquired after April 1, 1997 were $12.5 million higher for the three months ended June 30, 1998, primarily due to the timing of these acquisitions.

     General and administrative expenses were approximately $1.4 million or 1.9% of total revenue for the three months ended June 30, 1998 as compared to $931,000 or 3.1% of total revenue for the same period in 1997. General and administrative expenses as a percentage of total revenue decreased in the second quarter of 1998 compared to 1997 primarily due to benefits achieved from economies of scale.

     Interest expense increased approximately $4.7 million for the three months ended June 30, 1998 compared to the same period in 1997, primarily as a result of higher outstanding indebtedness to fund property acquisitions.

     Depreciation and amortization expense increased $8.5 million for the three months ended June 30, 1998 compared to 1997 primarily due to 1997 and 1998 property acquisitions and depreciation of capital improvements made to the Company's existing portfolio.

     Following is a comparison of property operating data computed on a GAAP and Cash Basis for the 38 properties which were owned for the entire three month periods ended June 30, 1998 and 1997 (in thousands except percentage data):

                                             THREE MONTHS ENDED
                                                  JUNE 30,
                                             ------------------                PERCENT
                                              1998       1997        CHANGE    CHANGE
                                             -------    -------      ------    -------
                                                            (UNAUDITED)
GAAP BASIS:
Revenues from rental operations              $26,811    $26,417      $  394     1.49%
Property expenses                              8,071      8,572        (501)   (5.84%)
                                             -------    -------      ------    ------
          Net                                $18,740    $17,845      $  895     5.02%
                                             =======    =======      ======    ======
CASH BASIS(1):
Revenues from rental operations              $26,561    $25,860      $  701     2.71%
Property expenses                              8,071      8,572        (501)   (5.84%)
                                             -------    -------      ------    ------
          Net                                $18,490    $17,288      $1,202     6.95%
                                             =======    =======      ======    ======

(1) Excludes straightline rent adjustments.

     Revenue from rental operations for the properties owned for the entire three month periods ended June 30, 1998 and 1997 increased by approximately $394,000 in 1998 compared to 1997, primarily due to increased rental rates and higher miscellaneous tenant charges partially offset by the reversing effect of straightline rent adjustments for certain leases and lower tenant reimbursements and parking revenue, net of expense.

     Revenue from rental operations for these properties for the three months ended June 30, 1998, computed on a Cash Basis, increased by approximately $701,000, primarily due to increases in rental rates.

     Property operating expenses for the properties owned for the entire three month periods ended June 30, 1998 and 1997 decreased by approximately $500,000 in 1998 compared to 1997, primarily due to expense reductions achieved from economies of scale.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     Cash provided by operating activities increased by $58.9 million to $81.7 million for the six months ended June 30, 1998, as compared to $22.8 million for the same period in 1997, primarily due to operating results from properties acquired since January 1, 1997. Cash used in investing activities increased by $741.2 million, to $989.0 million for the six months ended June 30, 1998 compared to approximately $247.8 million for the same period in 1997, primarily due to the acquisition of 62 properties during the six months ended June 30, 1998 and an increase in capital expenditures on properties owned. Cash provided by financing activities increased by approximately $690.0 million to $908.1 million, compared to $218.2 million for the same period in 1997. Cash provided by financing activities for the six months ended June 30, 1998 consisted primarily of net proceeds from mortgage loans and the issuance of 26,296,047 shares of Common Stock in a series of 1998 secondary offerings, partially offset by distributions to shareholders and minority interest holders.

AVAILABLE BORROWINGS, CASH BALANCE AND CAPITAL RESOURCES

     The Company has a $300 million unsecured line of credit (the "Amended Credit Facility") from a group of banks led by Wells Fargo. The Amended Credit Facility bears interest at a rate ranging between LIBOR plus 1.2% and LIBOR plus 1.45% depending on the leverage ratio of the Company. Once the Company achieves an investment grade unsecured debt rating, the interest rate may be lowered to between LIBOR plus 0.9% and LIBOR plus 1.15% depending on such debt rating. Under certain circumstances, the Company has the option to convert the interest rate from LIBOR to the prime rate plus 0.5%. In addition, the Amended Credit Facility has a commitment fee ranging from .125% to .25% on the unused balance. The Amended Credit Facility matures on September 1, 2000. Proceeds from the Amended Credit Facility will be used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of June 30, 1998, the aggregate outstanding balance on the Amended Credit Facility was $234.6 million, and $65.4 million was available for additional borrowing. The LIBOR rate was approximately 5.7% at June 30, 1998.

     The Company also has an unsecured line of credit with a total commitment of $10.0 million from City National Bank (the "City National Bank Credit Facility"). The City National Bank Credit Facility accrues interest at the City National Bank Prime Rate less 0.875% and is scheduled to mature on August 1, 1999. Proceeds from the City National Bank Credit Facility will be used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of June 30, 1998, there was no outstanding balance on the City National Bank Credit Facility. The City National Bank Prime Rate was 8.5% at June 30, 1998.

     On June 8, 1998 the Company repaid, through two special purpose subsidiaries, its $200 million Lehman Bridge Loan II with two new mortgage loans totaling $236.7 million. The additional proceeds were used to repay $22.0 million on the Company's lines of credit and to repay $5.6 million on the Lehman Bridge Loan I. The $136.1 million ("Mortgage Financing III") and $100.6 million ("Mortgage Financing IV") mortgage loans payable to an affiliate of Lehman Brothers are non-recourse and secured by fully cross-collaterized and cross-defaulted first mortgage liens on 22 and 12 of the Company's Properties ("Mortgage Financing III, and

IV, Properties"), respectively. The Mortgage Financing III and IV mortgage loans each have a thirty year term, bear interest at a fixed rate of 6.74% (6.93% including the amortization of costs associated with the Swap Agreement) per annum, require interest only payments through April 2003, and thereafter require monthly payments of principal and interest amortized over a 25 year period through maturity and are anticipated to be repaid within ten years of issuance. If the Mortgage Financing III and IV mortgage loans are not repaid within ten years of issuance, the interest rate will increase by at least 5% per annum and all excess cash flow (as defined) from the Mortgage Financing III and IV Properties must be used to pay down outstanding principal. The Mortgage Financing III and IV mortgage loans require the Company to maintain a cash reserve for tenant improvements of approximately $2.7 million and $3.3 million, respectively, and to comply with certain customary financial covenants, ongoing operational restrictions, and certain cash management procedures. Pursuant to the execution of certain leasing transactions by September 8, 1998, the Company may borrow up to an additional $10.6 million under the Mortgage Financing IV loan.

     Following is a summary of scheduled principal payments for the Company's mortgage loans as of June 30, 1998 (in thousands):

YEAR                                         AMOUNT
----                                        --------
1998                                        $ 59,249
1999                                             683
2000                                             743
2001                                             808
2002                                           5,879
Thereafter                                   443,830
                                            --------
          Total                             $511,192
                                            ========

     Following is a summary of the company's weighted average interest rate as of June 30, 1998 (in thousands, except percentage data):

     UNSECURED AND SECURED DEBT ANALYSIS

                                                                WEIGHTED AVERAGE
                                                    BALANCE      INTEREST RATE
                                                   ---------    ----------------
Unsecured Debt                                     $ 234,600               7.33%
Secured Debt                                         511,192               7.38%
                                                   ---------         -----------
          Total Debt                               $ 745,792               7.36%
                                                   =========         ===========

     FLOATING AND FIXED RATE DEBT ANALYSIS

                                                                WEIGHTED AVERAGE
                                                    BALANCE      INTEREST RATE
                                                   ---------    ----------------
Floating Rate Debt                                 $ 288,978               7.23%
Fixed Rate Debt                                      456,814               7.45%
                                                   ---------         -----------
          Total Debt                               $ 745,792               7.36%
                                                   =========         ===========

     As of June 30, 1998, the Company had $17.9 million in cash and cash equivalents, including $11.8 million in restricted cash of which approximately $10.0 million represents interest bearing cash deposits and tenant improvements reserves required by certain of the Company's mortgage loans payable.

     On January 12, 1998, the Company filed a Form S-3 Registration Statement (the "Registration Statement") with the Securities and Exchange Commission to offer in one or more series, shares of its $.01 par value Common Stock with an aggregate public offering price of up to $1.0 billion. The Registration Statement was declared effective on January 21, 1998.

     On April 23, 1998, the Company completed the most recent of four 1998 equity offerings (the "1998 Offerings") resulting in the issuance of an aggregate of 26,296,047 shares of Common Stock with gross proceeds totaling approximately $744.7 million. Aggregate proceeds to the Company from these offerings, net of underwriters' discount and offering costs aggregating approximately $37.7 million, were approximately $707.0 million. Of these 1998 offerings, 3,296,047 shares of Common Stock were issued to the trustees of three unrelated registered unit investment trusts and the remaining 23,000,000 shares were issued in a secondary public offering. Net proceeds from the 1998 Offerings were used to repay the outstanding balances on the Amended Credit Facility and City National Bank Credit Facility and to fund a portion of the LBA Portfolio acquisition. The remaining proceeds were invested in short-term commercial paper and used for working capital.

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

FUNDS FROM OPERATIONS

     The Company considers Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), to be a useful financial measure of the operating performance for an equity real estate investment trust ("REIT"). The Company believes that Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

     The following table reflects the calculation of the Company's Funds from Operations for the three and six month periods ended June 30, 1998 and 1997:

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              ------------------    ------------------
                                               1998       1997       1998       1997
                                              -------    -------    -------    -------
                                                            (UNAUDITED)
Funds from Operations:
  Net income                                  $23,615    $ 7,857    $39,799    $16,295
  Minority interests                            1,183(a)   1,090      2,281(a)   2,224
  Depreciation and amortization                12,930      4,458     24,226      8,020
                                              -------    -------    -------    -------
  Funds from Operations                       $37,728    $13,405    $66,306    $26,539
                                              =======    =======    =======    =======

(a) Excludes $575,000 in distributions made to the minority partner in the World Savings Center office property.

     The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 (the "White Paper") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and unusual items, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

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

YEAR 2000 READINESS

     Any of the Company's computer programs that have time-sensitive software may not be able to distinguish the year 2000 from the year 1900, if those programs use two digits rather than four digits to define the year. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send tenant invoices, or engage in similar normal business activities.

     The accounting software the Company is using is not presently Year 2000 compliant, however, the manufacturer has indicated that a Year 2000 compliant version of this software will be available in the fall of 1998. Depending on the timing of the availability of this updated software, the Company plans to install the Year 2000 compliant version of this software in the fourth quarter of 1998 or the first quarter of 1999. The Company estimates the total costs associated with converting to a Year 2000 compliant version of its accounting software to be approximately $30,000. The hardware used to run the Company's software is Year 2000 compliant.

     The Company is currently completing an inventory of the Year 2000 compliance status of the computer hardware and software used to run the property operating systems (i.e., security, energy, elevator and safety) at its Properties. Once this inventory is complete, the Company will test the time-sensitive systems that have been represented to be Year 2000 compliant and reprogram or replace the systems found not to be Year 2000 compliant. The Company cannot presently estimate the total cost of this phase of its Year 2000 program.

     The Company is currently surveying material vendors and tenants regarding the Year 2000 compliance status of their computer hardware and software. The Company will review the results of this survey, assess the impact of the results on its operations and take whatever action is deemed necessary. The Company cannot presently estimate the total cost of this phase of its Year 2000 program.

     Upon completion of the Company's Year 2000 Readiness program, management will consider the necessity of implementing a contingency plan to mitigate any adverse effects associated with the Year 2000 issue. The Company's ability to complete the Year 2000 modifications outlined above prior to any anticipated impact on its operating systems is based on numerous assumptions of future events and is dependent upon numerous factors, including the ability of third party software and hardware manufacturers to make necessary modifications to current versions of their products, the availability of resources to install and test the modified systems and other factors. Accordingly, there can be no guarantee that these modifications will be successful.

BUILDING AND LEASE INFORMATION

     The following tables set forth certain information regarding the Company's Properties as of June 30, 1998.

                                    NUMBER OF PROPERTIES          APPROXIMATE NET RENTABLE SQUARE FEET
                                -----------------------------    --------------------------------------
                                          INDUSTRIAL                           INDUSTRIAL
           LOCATION             OFFICE    AND RETAIL    TOTAL      OFFICE      AND RETAIL      TOTAL
           --------             ------    ----------    -----    ----------    ----------    ----------
Los Angeles County:
  West                            25           1          26      3,979,686      36,959       4,016,645
  North                           27          --          27      2,510,530          --       2,510,530
  South                           15          --          15      2,111,598          --       2,111,598
  Central                          3          --           3        608,789          --         608,789
Orange County                     20          --          20      3,202,241          --       3,202,241
San Diego County                  21          --          21      2,486,768          --       2,486,768
Ventura County                     3          --           3        436,706          --         436,706
Riverside/San Bernardino
  County                           8           4          12        553,896     425,418         979,314
Kern County                        2          --           2        216,522          --         216,522
                                 ---         ---         ---     ----------     -------      ----------
          Subtotal               124           5         129     16,106,736     462,377      16,569,113
Renovation Properties              5          --           5        890,571          --         890,571
                                 ---         ---         ---     ----------     -------      ----------
          Total                  129           5         134     16,997,307     462,377      17,459,684
                                 ===         ===         ===     ==========     =======      ==========

PORTFOLIO SUMMARY

                                    PERCENT OCCUPIED                PERCENT LEASED
                                    AT JUNE 30, 1998               AT JUNE 30, 1998
                               ---------------------------    ---------------------------
                                        INDUSTRIAL                     INDUSTRIAL
                                           AND                            AND
          LOCATION             OFFICE     RETAIL     TOTAL    OFFICE     RETAIL     TOTAL
          --------             ------   ----------   -----    ------   ----------   -----
Los Angeles County
  West                          85.9%       100%     86.1%     88.3%       100%     88.4%
  North                         90.8%        --      90.8%     91.3%        --      91.3%
  South                         87.5%        --      87.5%     88.1%        --      88.1%
  Central                       89.0%        --      89.0%     89.0%        --      89.0%
Orange County                   94.0%        --      94.0%     94.7%        --      94.7%
San Diego County                92.9%        --      92.9%     93.4%        --      93.4%
Ventura County                  88.7%        --      88.7%     91.3%        --      91.3%
Riverside/San Bernardino
  County                        79.5%      90.0%     84.9%     81.8%      93.1%     87.7%
Kern County                     97.3%        --      97.3%     97.3%        --      97.3%
                                ----       ----      ----      ----       ----      ----
    Subtotal Weighted Average   89.7%      90.8%     89.7%     90.8%      93.7%     90.9%
Renovation Properties           27.2%        --      27.2%     27.2%        --      27.2%
                                ----       ----      ----      ----       ----      ----
    Total/Weighted Average      86.4%      90.8%     86.6%     87.5%      93.7%     87.6%
                                ====       ====      ====      ====       ====      ====

                                          ANNUALIZED BASE RENT
                                         PER LEASED SQUARE FOOT
                               -------------------------------------------
                                        INDUSTRIAL            FULL SERVICE
                                           AND                   GROSS
          LOCATION             OFFICE     RETAIL     TOTAL     LEASES(1)
          --------             ------   ----------   ------   ------------
Los Angeles County
  West                         $22.16     $23.60     $22.17      $22.16
  North                         19.22         --      19.22       20.47
  South                         16.85         --      16.85       18.54
  Central                       19.71         --      19.71       19.71
Orange County                   14.70         --      14.70       16.80
San Diego County                14.33         --      14.33       16.66
Ventura County                  16.01         --      16.01       16.01
Riverside/San Bernardino
  County                        14.08       8.01      11.17       16.44
Kern County                     22.36         --      22.36          --
                               ------     ------     ------      ------
    Subtotal Weighted Average   17.73       9.18      17.45       19.44
Renovation Properties           16.12         --      16.12       17.55
                               ------     ------     ------      ------
    Total/Weighted Average     $17.70     $ 9.18     $17.46      $19.40
                               ======     ======     ======      ======

(1) Excludes 48 properties and 4,729,366 square feet under triple net and modified gross leases.

                               LEASE EXPIRATIONS
                              SECOND QUARTER 1998

                                                                                                    ESTIMATED
                                          SQUARE      PERCENTAGE OF       ANNUALIZED BASE          MARKET RENT
                            NUMBER OF   FOOTAGE OF      AGGREGATE             RENT OF              OF EXPIRING
      YEAR OF LEASE          LEASES      EXPIRING    PORTFOLIO LEASED     EXPIRING LEASES             LEASES
        EXPIRATION          EXPIRING      LEASES       SQUARE FEET      (PER SQUARE FOOT)(2)   (PER SQUARE FOOT)(3)
      -------------         ---------   ----------   ----------------   --------------------   --------------------
Month to Month                 255        554,379          3.64%               $16.15                 $18.35
  1998(1)                      285        877,544          5.77%               $17.81                 $19.09
  1999                         511      2,194,038         14.42%               $16.50                 $19.76
  2000                         513      1,987,725         13.07%               $18.83                 $23.38
  2001                         407      2,087,843         13.72%               $20.89                 $24.94

(1) Represents leases expiring between July 1, 1998 and December 31, 1998.

(2) Base rent is as of the date of lease expiration, including all fixed contractual base rent increases; increases tied to indices such as the Consumer Price Index are not included.

(3) Calculated based on the Company's estimate of current market rental rates and annual increases in such rates of 8.0%, 6.0% and 6.0%, in 1999, 2000 and 2001, respectively. The Company's estimates of these rental rates are based on current trends which could change or reverse at any time as a result of future events.

    The Company's ability to rent expiring lease space at estimated levels is highly dependent upon many factors over which the Company has no control. These factors include, the national economic climate, perceptions of prospective tenants of the attractiveness of the property, and the ability of the Company to maintain and manage the properties. The Company also has numerous competitors and some of the competing properties may be newer, better located or owned by parties better capitalized than the Company. As new commercial properties are developed and the number of competitive commercial properties in a particular area increases, competitive pressures will increase as well. Additionally, all of the Company's properties are located in Southern California. The Company's ability to charge estimated rents may be adversely affected by the local economic climate (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for office and other competing commercial properties). The preceding discussion is not intended as an exhaustive list of the risks associated with rent rate projections and should be read in conjunction with "Risk Factors -- Real Estate Ownership Risks," "-- Risk that Company May be Unable to Retain Tenants or Rent Space Upon Lease Expirations," "-- Impact of Competition on Occupancy Levels and Rents Charged," and "-- Concentration of Properties in Southern California" in the Company's most recent Annual Report on Form 10-K.

     The Company undertakes no obligation to update or correct these estimates if future events prove them to be inaccurate.

     As a result of the foregoing, undue reliance should not be placed on these estimated rental rates.

                                LEASING ACTIVITY
                              SECOND QUARTER 1998

                                                                          WEIGHTED
                                                                           AVERAGE
                                      NUMBER OF                          LEASE TERM         TI/COMM
                                       LEASES          SQUARE FEET          (MO)              PSF
                                    -------------   -----------------   -------------   ----------------
               TYPE                 NEW   RENEWAL     NEW     RENEWAL   NEW   RENEWAL    NEW     RENEWAL
               ----                 ---   -------   -------   -------   ---   -------   ------   -------
Office                              158     87      512,840   250,797   56      42      $15.50    $5.55
Industrial/Retail                    6       7       21,711    12,297   59      24      $ 4.86    $0.47
                                    ---     --      -------   -------
          Total                     164     94      534,551   263,094
                                    ===     ==      =======   =======

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -- NONE

ITEM 2. CHANGES IN SECURITIES --

     In April 1998, the Operating Partnership issued 10,412 OP Units as partial consideration in the acquisition of a 235,926 square foot office property. The holder of the OP units may redeem part or all of its OP units issued in this acquisition for cash or at the election of the Company, exchange such OP Units for shares of Common Stock on a one-for-one basis.

     The issuance of OP Units in the above described acquisition constitutes a private placement of securities which is exempt from the registration requirements of the Securities Act of 1993, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -- NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On May 7, 1998 the Company held its annual meeting of shareholders. Steven
C. Good was elected to serve as a member of the Board of Directors until the annual meeting of shareholders in the year 2001, with 50,335,760 votes cast for and 2,167,783 votes withheld/against his election. A total of 8,705,956 votes were not cast. Directors whose term continued after the meeting are as follows:
Richard S. Ziman, Victor J. Coleman, Carl D. Covitz, Larry S. Flax, and Kenneth
B. Roath.

     In addition, an amendment to the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership (the "1996 Incentive Plan") was proposed at the 1998 annual meeting. The proposed amendment contained an indefinite and continuing provision that reserved a percentage of Common Shares available for the 1996 Incentive Plan based on the total number of Common Shares outstanding. The proposed amendment was voted down with 22,456,940 votes cast against and 20,490,124 votes cast for the proposal, 201,146 votes abstained. There was a total of 9,355,333 Broker non-votes and 8,705,956 votes not cast.

ITEM 5. OTHER INFORMATION -- NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3.1     Amended and Restated Articles of Incorporation as filed as an exhibit to Registration Statement on Form S-11 (No.
         333-8163) and incorporated herein by reference.
 3.2     By-Laws of Registrant as filed as an exhibit to Registration
         Statement on Form S-11 (No. 333-8163) and incorporated
         herein by reference.
 3.3     Certificate of Amendment of the Bylaws of Arden Realty, Inc.
         dated July 14, 1998.
10.3     Warrant Agreement dated as of March 2, 1998 by and among
         Arden Realty, Inc., a Maryland corporation and AEW/LBA
         Acquisition Co. II, LLC, a California limited liability
         company as filed as an exhibit to Form 8-K filed on March
         16, 1998 and incorporated herein by reference.
10.4     Loan Agreement by and between Arden Realty Finance III, LLC, a Delaware limited liability company and Lehman Brothers
         Realty Corporation, a Delaware corporation.
10.5     Mortgage Note, dated June 8, 1998 for $136,100,000 by and
         between Arden Realty Finance III, L.L.C., a Delaware limited liability company ("Maker"), and Lehman Brothers Realty
         Corporation, a Delaware corporation. (Exhibit B. to Exhibit
         10.4 above).
10.6     Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.4
         above).
10.7     Subordination, Non-Disturbance and Attornment Agreement
         (Exhibit D. to Exhibit 10.4 above).
10.8     Deed of Trust, Assignment of Rents and Leases, Security
         Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance III, L.L.C. as Grantor, to
         Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary.
10.9     Assignment of Leases and Rents dated June 8, 1998, by and
         between Arden Realty Finance III, L.L.C., a Delaware limited liability company ("Assignor"), and Lehman Brothers Realty
         Corporation, a Delaware corporation, its successors and
         assigns ("Assignee").
10.10    Collateral Assignment of Management Agreement and
         Subordination Agreement (the "Agreement") dated as of June
         8, 1998 among Arden Realty Finance III, L.L.C., a Delaware limited liability company ("Borrower"), Lehman Brothers
         Realty Corporation, a Delaware corporation, ("Lender"), and
         Arden Realty Limited Partnership, a Maryland limited
         partnership ("Manager").
10.11    Security Agreement ("Security Agreement") is entered into as of June 8, 1998 by and between Arden Realty Finance III,
         L.L.C., a Delaware limited liability company ("Debtor"), and
         Lehman Brothers Realty Corporation, a Delaware corporation
         ("Secured Party").

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.12    Environmental Indemnity Agreement ("Agreement") dated June
         8, 1998 by Arden Realty Finance III, L.L.C., a Delaware
         limited liability company ("Indemnitor"), in favor of Lehman
         Brothers Realty Corporation, a Delaware corporation
         ("Lender").
10.13    Letter agreement between Lehman Brothers Realty Corporation, or an affiliate thereof ("Lender"), Arden Realty Finance
         III, L.L.C. ("Borrower"), Arden Realty, Inc. (the "REIT")
         and Arden Realty Limited Partnership (the "Operating
         Partnership").
10.14    Loan Agreement by and between Arden Realty Finance IV, LLC, a Delaware limited liability company and Lehman Brothers
         Realty Corporation, a Delaware corporation.
10.15    Mortgage Note, dated June 8, 1998 for $100,600,000 by and
         between Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Maker"), and Lehman Brothers Realty
         Corporation, a Delaware corporation (Exhibit B to Exhibit
         10.14 above).
10.16    Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.14
         above).
10.17    Subordination, Non-Disturbance and Attornment Agreement
         (Exhibit D. to Exhibit 10.4 above).
10.18    Deed of Trust, Assignment of Rents and Leases, Security
         Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance IV, L.L.C. as Grantor, to
         Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary.
10.19    Assignment of Leases and Rents ("Assignment") dated June 8,
         1998, by and between Arden Realty Finance IV, L.L.C., a
         Delaware limited liability company ("Assignor"), and Lehman
         Brothers Realty Corporation, a Delaware corporation, its
         successors and assigns ("Assignee").
10.20    Collateral Assignment of Management Agreement and
         Subordination Agreement (the "Agreement") dated as of June
         8, 1998 among Arden Realty Finance IV, L.L.C., a Delaware
         limited liability company ("Borrower"), Lehman Brothers
         Realty Corporation, a Delaware corporation, ("Lender"), and
         Arden Realty Limited Partnership, a Maryland limited
         partnership ("Manager").
10.21    Security Agreement ("Security Agreement") is entered into as of June 8, 1998 by and between Arden Realty Finance IV,
         L.L.C., a Delaware limited liability company ("Debtor"), and
         Lehman Brothers Realty Corporation, a Delaware corporation
         ("Secured Party").
10.22    Environmental Indemnity Agreement ("Agreement") dated June
         8, 1998 by Arden Realty Finance IV, L.L.C., a Delaware
         limited liability company ("Indemnitor"), in favor of Lehman
         Brothers Realty Corporation, a Delaware corporation
         ("Lender").
10.23    Letter agreement between Lehman Brothers Realty Corporation, or an affiliate thereof ("Lender"), Arden Realty Finance IV,
         L.L.C. ("Borrower"), Arden Realty, Inc. (the "REIT") and
         Arden Realty Limited Partnership (the "Operating
         Partnership").
27       Financial Data Schedule

          (b) Reports on Form 8-K

     A report on Form 8-K/A dated January 23, 1998 was filed which included information on Item 7. Item 7 contained exhibits related to financial statements and pro forma financial information regarding the acquisitions of four office properties.

     A report on Form 8-K dated February 2, 1998 was filed which included information on Items 2, 5, and 7. Item 2 contained a description on the acquisition of six commercial properties. Item 5 contained a description of the filing of a Form S-3 Registration Statement to offer one or more series of Common Stock with an aggregate public offering price of up to $1.0 billion and a description of a contract to purchase a portfolio of 50 primarily office and R&D/industrial properties ("LBA Portfolio"). Item 7 contained financial statements of the six acquired properties, financial statements of the LBA Portfolio, and pro forma financial statements.

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

     A report on Form 8-K dated April 30, 1998 was filed which included information on Items 5 and 7. Item 5 contained a description of the issuance of 1,110,132 shares of Common Stock on April 23, 1998. Item 7 contained exhibits related to this issuance of Common Stock.

     A report on Form 8-K dated May 29, 1998 was filed which included information on Items 2 and 7. Item 2 contained a description of the acquisition of five commercial properties and 34 acres of undeveloped commercial property, and the Company's purchase of the remaining 25% interest in the World Savings Center. Item 7 contained exhibits related to these acquisitions.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ARDEN REALTY, INC.

Date: August 14, 1998                     By: /s/ DIANA M. LAING

                                            ------------------------------------
                                            Diana M. Laing
                                            Executive Vice President
                                            Chief Financial Officer and
                                              Secretary

Date: August 14, 1998                     By: /s/ RICHARD S. DAVIS

                                            ------------------------------------
                                            Richard S. Davis
                                            Chief Accounting Officer