Form 10-Q
period 1998-09-30
ARDEN REALTY INC
filed 1998-11-16
CIK 1013794

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 1998



                         Commission file number 1-12193

                               ARDEN REALTY, INC.
             (Exact name of registrant as specified in its charter)

            MARYLAND                                      95-04578533
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)




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

As of October 23, 1998, there were 62,404,737 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

                               ARDEN REALTY, INC.

                                TABLE OF CONTENTS

                                                                                 PAGE NO.
                                                                                 --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)
          Consolidated Balance Sheets as of September 30, 1998 and
              December 31, 1997..................................................   3
          Consolidated Statements of Operations for the three and nine months
              ended September 30, 1998 and 1997..................................   4
          Consolidated Statements of Cash Flows for the nine months
              ended September 30, 1998 and 1997..................................   5
          Notes to Consolidated Financial Statements.............................   6


  Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................  12



PART II. OTHER INFORMATION ......................................................  26

               SIGNATURES .......................................................  29

Part I--FINANCIAL INFORMATION
Item 1.  Financial Statements

                               ARDEN REALTY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          September 30,  December 31,
                                                                              1998           1997
                                                                          -------------  -----------
                                                                           (Unaudited)
ASSETS
Commercial properties:
  Land                                                                      $  491,342   $  241,440
  Buildings and improvements                                                 1,756,509      975,791
  Tenant improvements                                                           45,716       21,801
                                                                            ----------   ----------
                                                                             2,293,567    1,239,032
  Less: accumulated depreciation                                               (71,174)     (35,860)
                                                                            ----------   ----------
                                                                             2,222,393    1,203,172

  Cash and cash equivalents                                                      6,826        5,300
  Restricted cash                                                               13,381        4,040
  Rent and other receivables                                                    11,758       10,203
  Mortgage notes receivable, net                                                14,343       14,430
  Deferred rent                                                                 14,404        8,811
  Prepaid financing and leasing costs, net of accumulated
    amortization of $5,857 and  $2,649, respectively                            27,893       12,680
  Prepaid expenses and other assets                                              5,300       25,368
                                                                            ----------   ----------
      Total assets                                                          $2,316,298   $1,284,004
                                                                            ==========   ==========

LIABILITIES
  Mortgage loans payable                                                    $  533,587    $ 237,166
  Unsecured lines of credit                                                    285,450      240,400
  Accounts payable and accrued expenses                                         30,049       16,458
  Security deposits                                                             13,609        6,847
  Dividends payable                                                             26,210       14,177
                                                                            ----------   ----------
    Total liabilities                                                          888,905      515,048
                                                                            ----------   ----------
Minority interests                                                              56,267       95,973

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 20,000,000 shares authorized,                    --           --
  Common stock, $.01 par value, 100,000,000 shares authorized, 62,404,737
    none issued and 35,796,704 issued and outstanding, respectively                623          358
  Additional paid-in capital                                                 1,370,503      672,625
                                                                            ----------   ----------
    Total stockholders' equity                                               1,371,126      672,983
                                                                            ----------   ----------
    Total liabilities and stockholders' equity                              $2,316,298   $1,284,004
                                                                            ==========   ==========



          See accompanying notes to consolidated financial statements.

                               ARDEN REALTY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                    SEPTEMBER 30,              SEPTEMBER 30,
                                 ---------------------     ---------------------
                                   1998        1997          1998        1997
                                 ----------  ---------     ----------  ---------
                                       (Unaudited)               (Unaudited)
Revenue                           $ 76,738   $ 36,431       $202,000   $ 91,051
Property operating expenses         24,072     11,737         62,353     29,175
                                  --------   --------       --------   --------
                                    52,666     24,694        139,647     61,876

General and administrative           1,564        979          4,587      2,828
Interest                            11,988      4,816         31,139     13,723
Loss on valuation of derivative         --      3,111             --      3,111
Depreciation and amortization       12,954      5,241         37,180     13,261
Interest and other income             (680)      (450)        (2,833)      (563)
                                  --------   --------       --------   --------
Income before minority interests    26,840     10,997         69,574     29,516
Minority interests                  (1,253)      (881)        (4,188)    (3,105)
                                  --------   --------       --------   --------
Net income                        $ 25,587   $ 10,116       $ 65,386   $ 26,411
                                  ========   ========       ========   ========

Net income per common share:
  Basic                           $   0.41   $   0.31       $   1.14   $   1.05
  Diluted                         $   0.41   $   0.31       $   1.14   $   1.04

Weighted average common shares
  outstanding:
  Basic                             62,364     32,155         57,398     25,215
  Diluted                           62,470     32,401         57,576     25,440



See accompanying notes to consolidated financial statements.

                            ARDEN REALTY, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (IN THOUSANDS)


                                                                        Nine Months Ended September 30,
                                                                      -----------------------------------
                                                                           1998                    1997
                                                                      -----------            ------------
                                                                                 (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                          $    65,386               $  26,411
  Adjustments to reconcile net income to net cash provided
      by operating activities:
Minority interests                                                          3,613                   3,105
Loss on valuation of derivative                                                --                   3,111
Depreciation and amortization                                              37,180                  13,261
Amortization of loan costs and fees                                         1,342                     497
  Changes in operating assets and liabilities:
    Rent and other receivables                                             (1,468)                (16,031)
    Deferred rent                                                          (5,593)                 (1,964)
    Prepaid financing and leasing costs                                   (18,421)                 (8,435)
    Prepaid expenses and other assets                                      20,068                  (2,393)
    Accounts payable and accrued expenses                                  13,591                   7,724
    Security deposits                                                       6,762                   2,396
                                                                      -----------               ---------
  Net cash provided by operating activities                               122,460                  27,682
                                                                      -----------               ---------
INVESTING ACTIVITIES:
   Acquisitions and improvements to commercial properties              (1,073,817)               (407,613)
                                                                      -----------               ---------
FINANCING ACTIVITIES:
   Proceeds from mortgage loans                                           666,919                 251,000
   Repayments of mortgage loans                                          (370,498)               (175,000)
   Proceeds from secured line of credit                                        --                  26,700
   Repayment of secured line of credit                                         --                 (26,700)
   Proceeds from unsecured lines of credit                                380,550                 233,900
   Repayments of unsecured lines of credit                               (335,500)               (239,000)
   Proceeds from issuance of common stock, net of
     offering costs                                                       706,950                 340,898
   Redemption of Operating Partnership Units                              (16,305)                     --
   Increase in restricted cash                                             (9,341)                 (4,000)
   Distributions to minority interests                                     (3,833)                 (3,395)
   Dividends paid                                                         (66,059)                (25,159)
                                                                      -----------               ---------
   Net cash provided by financing activities                              952,883                 379,244
                                                                      -----------               ---------
   Net increase (decrease) in cash and cash equivalents                     1,526                    (687)
Cash and cash equivalents at beginning of period                            5,300                   7,632
                                                                      -----------               ---------
Cash and cash equivalents, at end of period                           $     6,826               $   6,945
                                                                      ===========               =========
Supplemental Disclosure of Cash Flow Information:
        Cash paid during the period for interest,
          net of amount capitalized                                   $    23,118               $  12,668
                                                                      ===========               =========



      See accompanying notes to consolidated financial statements.

                               ARDEN REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


1.   DESCRIPTION OF BUSINESS

     The terms "Arden Realty", "us", "we" and "our" as used in this report refer to Arden Realty, Inc. Through our controlling interest in Arden Realty Limited Partnership (the "Operating Partnership") and our other subsidiaries, we are engaged in owning, acquiring, managing, leasing, and renovating commercial properties located in Southern California. As of September 30, 1998, our portfolio of properties included 138 commercial properties with approximately
18.0 million rentable square feet (the "Properties").

     The accompanying consolidated financial statements include our accounts, and the accounts of the Operating Partnership and our other subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

     Minority interests for the nine-month periods ended September 30, 1998 and 1997 include limited partnership interests in the Operating Partnership of approximately 5.3% and 10.5%, respectively.


2.   INTERIM FINANCIAL DATA

     The accompanying consolidated financial statements should be read in conjunction with our 1997 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The accompanying financial information reflects all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

3.   NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 is effective for fiscal years beginning after December 15, 1997 and requires disclosure of selected information about reportable segments. Implementation of Statement 131 will have no impact on how we report our results of operations.

     In March 1998, the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") reached a consensus on Issue 97-11, concluding that internal preacquisition costs related to the purchase of an operating property should be expensed as incurred. We have adopted the provisions of EITF Abstract 97-11, and we do not believe that our results of operations will be materially impacted.

4.   ACQUISITIONS

     The following table sets forth certain information regarding our acquisitions for the nine months ended September 30, 1998.


                                                                                                TOTAL
                                                        APPROXIMATE           MONTH          ACQUISITION
                                                        NET RENTABLE           OF               COST
PROPERTY NAME                           LOCATION        SQUARE FEET        ACQUISITION      (IN MILLIONS)
---------------------------------------------------------------------------------------------------------
OFFICE
  LOS ANGELES COUNTY
  Los Angeles West
     9100 Wilshire                    Beverly Hills         326,227      January 1998            $  65.1
     Westwood Center (A)              Los Angeles           282,013      January 1998               28.7
     World Savings Center             Los Angeles               (B)        March 1998               27.5
     600 Corporate Pointe             Culver City           273,339        March 1998                (C)
     1919 Santa Monica                Santa Monica           44,096        March 1998                (C)
     11075 Santa Monica               Los Angeles            35,696        April 1998                5.0
  Los Angeles North
     Sunset Pointe Plaza              Newhall                58,105      January 1998                8.5
     Westlake Gardens                 Westlake               49,639      January 1998                7.3
     5161 Lankershim                  North Hollywood       178,317        March 1998                (C)
     150 East Colorado                Pasadena               61,168        March 1998                (C)
     Calabasas Tech Center            Calabasas             273,526          May 1998               46.1
     Lyons Plaza                      Santa Clarita          61,203         June 1998                8.4
     601 South Glenoaks               Burbank                72,524       August 1998                9.8
     Tourney Pointe (D)               Valencia              219,991    September 1998               27.5
  Los Angeles South
     1501 Hughes Way                  Long Beach             77,060        March 1998                (C)
     3901 Via Oro                     Long Beach             53,195        March 1998                (C)
     Continental Grand                El Segundo            235,926        April 1998               47.6
     Oceangate Tower                  Long Beach            210,907          May 1998               23.5
     91 Freeway Center                Artesia                94,516       August 1998               11.9
  ORANGE COUNTY
     Savi Tech Center                 Yorba Linda           341,446        March 1998                (C)
     Yorba Linda Business Park        Yorba Linda           167,142        March 1998                (C)
     Huntington Commerce Center       Huntington Beach       67,551        March 1998                (C)
     Huntington Beach Plaza I & II    Huntington Beach       52,186        March 1998                (C)
     5702 Bolsa                       Huntington Beach       27,731        March 1998                (C)
     5632 Bolsa                       Huntington Beach       21,568        March 1998                (C)
     5672 Bolsa                       Huntington Beach       11,968        March 1998                (C)
     Von Karman Corporate Center      Irvine                451,477        March 1998                (C)
     Orange Financial Center          Orange                305,439        March 1998                (C)
     625 The City                     Orange                139,806        March 1998                (C)
     Fountain Valley Plaza            Fountain Valley       107,252        March 1998                (C)
     3300 Irvine Avenue               Newport Beach          74,224        March 1998                (C)
     1503 South Coast                 Costa Mesa             60,605        March 1998                (C)
     One Venture                      Irvine                 43,324        March 1998                (C)
     Lambert Office Plaza             Brea                   32,807        March 1998                (C)
  SAN DIEGO COUNTY
     Activity Business Center         San Diego             167,045      January 1998               14.9
     Skypark Office Plaza             San Diego             202,164        March 1998                (C)

                                                                                                TOTAL
                                                        APPROXIMATE           MONTH          ACQUISITION
                                                        NET RENTABLE           OF               COST
PROPERTY NAME                           LOCATION        SQUARE FEET        ACQUISITION      (IN MILLIONS)
---------------------------------------------------------------------------------------------------------

      Sorrento Valley Science Park       San Diego            181,207      March 1998              (C)
      Panorama Corporate Center          San Diego            133,245      March 1998              (C)
      Governor Park Plaza                San Diego            104,065      March 1998              (C)
      Torreyanna Science Park            La Jolla              81,204      March 1998              (C)
      Balboa Corporate Center            San Diego             69,890      March 1998              (C)
      10251 Vista Sorrento               San Diego             69,386      March 1998              (C)
      Westridge                          San Diego             48,850      March 1998              (C)
      Ruffin Corporate Center            San Diego             45,059      March 1998              (C)
      10180 Scripps Ranch                San Diego             43,560      March 1998              (C)
      5120 Shoreham                      San Diego             37,759      March 1998              (C)
      Uniden Building                    San Diego             28,119      March 1998              (C)
      Cymer Technology Center            Rancho Bernardo      155,612      March 1998              (C)
      Carlsbad Corporate Center          Carlsbad             125,000      March 1998              (C)
      Poway Industrial                   Poway                112,000      March 1998              (C)
      10965-93 Via Frontera              Rancho Bernardo       77,920      March 1998              (C)
      Genesee Executive Plaza            San Diego            155,820       June 1998             27.0
   VENTURA COUNTY
      Camarillo Business Center          Camarillo            154,216      March 1998              (C)
      Solar Drive Busness Park           Oxnard               125,132       July 1998             17.1
   RIVERSIDE & SAN BERNARDINO COUNTIES
      Hunter Business Park               Riverside            106,782      March 1998              (C)
      Chicago Avenue Business Park       Riverside             47,482      March 1998              (C)
      Tower Plaza I                      Temecula              72,350      March 1998              (C)
      Tower Plaza II                     Temecula              19,301      March 1998              (C)
      Tower Plaza III                    Temecula              12,483      March 1998              (C)
      Centrelake Plaza                   Ontario              110,763      March 1998              (C)
      HDS Plaza                          San Bernardino       104,178      March 1998              (C)
      Havengate Center                   Rancho Cucamonga      80,557      March 1998              (C)
INDUSTRIAL
   RIVERSIDE & SAN BERNARDINO COUNTIES
      Ontario Airport Commerce Center    Ontario              213,127      March 1998              (C)
      Highlands I                        Temecula              26,856      March 1998              (C)
      Highlands II                       Temecula              41,210      March 1998              (C)
RETAIL
   LOS ANGELES WEST
      The Spectrum Club                  Los Angeles           36,959      March 1998              (E)
   SAN DIEGO AREA
      Tower Plaza Retail                 Temecula             144,225      March 1998              (C)
                                                            ---------                         --------
        Sub-total                                           7,645,500                            375.9
      LBA Portfolio                                                --                            619.9 (C)
      Howard Hughes Center                                         --                             38.6 (E)
                                                            ---------                         --------
        Total                                               7,645,500                         $1,034.4
                                                            =========                         ========

(A)  We acquired a 97.5% interest in this property.

(B) At December 31, 1997, we owned a 75% interest in the 469,115 square foot World Savings Center and exercised an option to purchase the remaining 25% interest for $27.5 million on March 25, 1998, resulting in a total acquisition cost of approximately $110.7 million.

(C) On March 1, 1998, we acquired a portfolio of 50 primarily office and R&D/industrial properties (the "LBA Portfolio"), aggregating approximately
     5.2 million rentable square feet for a purchase price of approximately $619.9 million, including $1.8 million of closing costs and the estimated $3.6 million value of warrants to purchase 2.5 million shares of our Common Stock.

(D)  We acquired a 99.33% interest in this property.

(E) On March 31, 1998, we acquired an executive health and athletic club and the undeveloped commercial property portions of the 70-acre Howard Hughes Center (the "Center") for approximately $38.6 million. The Center, located in West Los Angeles, California, is a mixed-use development currently containing three office buildings, the executive health and athletic club and entitlements for an additional 1.3 million square feet of office space.


5.   MORTGAGE LOANS PAYABLE

     In January 1998, we assumed a mortgage note payable of approximately $8.2 million in connection with the acquisition of Activity Business Center. The note bears interest at 2.2% per annum plus the yield to maturity at the bid price of obligations of the United States Treasury maturing on April 30, 2006 (effective rate of 8.85%). The note requires monthly payments of principal, interest, and impound payments for taxes and insurance, and matures on May 1, 2006. This mortgage note prohibits prepayment prior to May 1, 2002.

     In January 1998, we also assumed a mortgage note payable of approximately $15.4 million in connection with the acquisition of Westwood Center. The note bears interest at 8.09% per annum, requires monthly payments of principal and interest and matures on April 30, 2003.

     Also in January 1998, we borrowed $60.0 million from Lehman Brothers Realty Corporation (the "Lehman Bridge Loan I") in connection with the acquisition of 9100 Wilshire. In June 1998, we repaid $5.6 million on the Lehman Bridge Loan I with proceeds from the Mortgage Financing III and IV mortgage loans, as defined below. In September 1998, the Lehman Bridge Loan I was expanded to $81.4 million. The Lehman Bridge Loan I is secured by seven of our properties, bears interest at LIBOR plus .75% per annum (effective rate of 6.40% at September 30, 1998), requires monthly payments of interest only, and matures on February 20, 1999.

     In March 1998, in connection with our acquisition of the LBA Portfolio, we borrowed $200 million from Lehman Brothers Realty Corporation (the "Lehman Bridge Loan II"). This $200 million mortgage loan was secured by 40 properties, required monthly payments of interest only, with $100 million bearing interest at LIBOR plus 1.0% per annum and $100 million at a fixed rate of 6.78% per annum. In June 1998, we repaid the Lehman Bridge Loan II with proceeds from the Mortgage Financing III and IV mortgage loans, as defined below.

     In March 1998, we assumed an additional $15.0 million of debt under an existing mortgage note (the "World Savings Note"). On May 1, 1998, the $60.0 million World Savings Note was repaid in full with proceeds from a draw on our Amended Credit Facility.

     On June 8, 1998, we repaid, through two special purposes subsidiaries, our $200 million Lehman Bridge Loan II with two new mortgages loans totaling $236.7 million. The additional proceeds were used to repay $22.0 million on our lines of credit and to repay $5.6 million on the Lehman Bridge Loan I. The $136.1 million ("Mortgage Financing III") and $100.6 million ("Mortgage Financing IV") mortgage loans are payable to an affiliate of Lehman Brothers, are non-recourse and secured by fully cross-collateralized and cross-defaulted first mortgage liens on 22 and 12 of our Properties ("Mortgage Financing III, and IV, Properties"), respectively. The Mortgage Financing III and IV mortgage loans each have a thirty year term, bear interest at a fixed rate of 6.74% (6.93% including the amortization of costs associated with the Swap Agreement, as defined below) per annum, require interest only payments through April 2003, and thereafter require monthly payments of principal and interest amortized over a 25 year period through maturity and are anticipated to be repaid within ten years of issuance. If the Mortgage Financing III and IV mortgage loans are not repaid within ten years of issuance, the interest rate will increase by at least 5% per annum and all excess cash flow (as defined) from the Mortgage Financing III and IV Properties must be used to pay down outstanding principal.

The Mortgage Financing III and IV mortgage loans require us to maintain a cash reserve for tenant improvements of approximately $2.7 million and $3.3 million, respectively, and to comply with certain customary financial covenants, ongoing operational restrictions, and certain cash management procedures.

     In October 1998, pursuant to the execution of certain leasing transactions, we borrowed an additional $10.6 million under the Mortgage Financing IV loan. The interest rate associated with this additional borrowing was lower than the initial $100.6 million Mortgage Financing IV borrowing, resulting in an average annual fixed rate of 6.61% (6.70% including the amortization of costs associated with the Swap Agreement, as defined below).

     In connection with the Mortgage Financing III and IV mortgage loans, we entered into a treasury rate lock agreement (the "Swap Agreement") with a notional amount of $100,000,000 and locked in the United States 10 year treasury rate at 6.174%. We are amortizing the approximate $4.5 million cost of the Swap Agreement over ten years, the anticipated repayment term of the Mortgage Financing III and IV mortgage loans.

6.   STOCKHOLDERS' EQUITY

     An Operating Partnership Unit ("OP Unit") and a share of Common Stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. OP Units may be redeemed for cash or, at our election, for shares of Common Stock on a one-for-one basis.

     In January 1998, 226,880 OP Units were exchanged for Common Stock.

     On February 23, 1998, we completed three February 1998 equity offerings (the "February 1998 Offerings") resulting in the issuance of an aggregate of 25,185,915 shares of Common Stock with gross proceeds totaling approximately $713.2 million. Aggregate proceeds to us from the February 1998 Offerings, net of underwriters' discount and offering costs aggregating approximately $35.9 million, were approximately $677.3 million. Of these February 1998 Offerings, 2,185,915 shares of Common Stock were issued to the trustees of two unrelated registered unit investment trusts and the remaining 23,000,000 shares were issued in a secondary public offering. We used the net proceeds from the February 1998 Offerings to fund the acquisition of the LBA Portfolio described above, to repay the outstanding balances on our lines of credit and for working capital.

     On March 1, 1998, the Operating Partnership issued 203,420 OP Units valued at approximately $5.8 million in connection with acquisition of the LBA Portfolio and issued warrants to purchase 2.5 million shares of our Common Stock at a price of $29.59 per share, subject to adjustment.

     On March 17, 1998, we declared a first quarter dividend of $.42 per share to shareholders of record on March 31, 1998.

     In December 1997, we issued 822,400 OP Units in connection with the acquisition of the World Savings Center. On April 16, 1998, we redeemed 542,382 of these OP Units at a cost of approximately $16.3 million based on the original issuance price of the OP Units.

     In April 1998, we issued 10,412 OP Units valued at approximately $.3 million in connection with the acquisition of Continental Grand.

     On April 23, 1998, we completed an offering (the "April 1998 Offering") of 1,110,132 shares of Common Stock. The shares from the April 1998 Offering were issued to the trustee of a registered unit investment trust at an offering price of $28.375 per share. Gross proceeds from this offering were approximately $31.5 million. The aggregate proceeds to us, net of underwriters' discount and offering costs aggregating approximately $1.8 million, were approximately $29.7 million. We used the net proceeds from the April 1998 Offering to repay a portion of our outstanding balance on our line of credit and for working capital.

     On June 17, 1998, we declared a second quarter dividend of $.42 per share to shareholders of record on June 30, 1998.

     In August 1998, we issued 86,423 OP Units valued at approximately $2.1 million in connection with the acquisition of 91 Freeway Center.

     In August 1998, we declared a dividend distribution of one preferred share purchase right on each outstanding share of our common stock. Subject to limited exceptions, these rights will be exercisable if a person or group acquires 15% or more of our common stock or announces a tender offer for 15% or more of our common stock. Under certain circumstances, each right will entitle shareholders to buy one one-hundredth of a share of our newly created Class A Junior Participating Preferred Stock at an exercise price of $75. Our Board of Directors will be entitled to redeem the rights at $.01 per right at any time before a person has acquired 15% or more of our outstanding common stock. The Rights Plan will expire in August 2008.

     If a person becomes an Acquiring Person (as defined below), each right will entitle its holder to purchase, at the right's then-current exercise price, a number of our common shares having a market value at that time of twice the Right's exercise price. Rights held by the Acquiring Person will become void and will not be exercisable to purchase shares at the bargain purchase price. An Acquiring Person is defined as a person who acquires 15% or more of our outstanding common stock. If we are acquired in a merger or other business combination transaction which has not been approved by our Board of Directors, each right will entitle its holder to purchase, at the right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the right's exercise price.

     On September 19, 1998, we declared a third quarter dividend of $.42 per share to shareholders of record on September 30, 1998.


7.   REVENUE FROM RENTAL OPERATIONS AND PROPERTY OPERATING EXPENSES

     Revenue from rental operations and property operating expenses are summarized as follows (in thousands):


                                          THREE MONTHS                 NINE MONTHS
                                       ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                     --------------------------------------------------
                                       1998          1997          1998          1997
                                     --------      --------      --------      --------
                                                        (UNAUDITED)
Revenue from Rental Operations:
  Rental                             $ 68,609      $ 32,237      $180,820      $ 80,740
  Tenant reimbursements                 2,211         1,704         6,268         3,593
  Parking, net of expense               3,252         2,045         8,784         5,267
  Other rental operations               2,666           445         6,128         1,451
                                     --------      --------      --------      --------
                                       76,738        36,431       202,000        91,051
                                     --------      --------      --------      --------
Property Operating Expenses:
  Repairs and maintenance               7,251         3,934        19,401        10,309
  Utilities                             8,663         3,956        19,261         9,325
  Real estate taxes                     4,580         2,139        14,052         5,152
  Insurance                             1,096           583         2,978         1,447
  Ground rent                             178            69           534           172
  Marketing and other                   2,304         1,056         6,127         2,770
                                     --------      --------      --------      --------
                                       24,072        11,737        62,353        29,175
                                     --------      --------      --------      --------
                                     $ 52,666      $ 24,694      $139,647      $ 61,876
                                     ========      ========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto included in our 1997 Annual Report on Form 10-K.

Since our initial public offering in October 1996, we have pursued a strategy of acquiring under-performing commercial properties, properties in need of renovation, properties which provide attractive yields with stable cash flow, and more recently, fully entitled commercial undeveloped real estate, all in Southern California submarkets where we can utilize our local market expertise. We have also used our active in-house management, leasing and finance expertise to maximize growth in cash flow. In particular, during the nine months ended September 30, 1998 we have:

- Acquired a total of 66 commercial properties, all located in Southern California, with approximately 7.6 million rentable square feet.

- Acquired an executive health and athletic club and the undeveloped commercial property portions of the 70-acre Howard Hughes Center (the "Center") for approximately $38.6 million. The Center, located in West Los Angeles, California, is a mixed-use development currently containing three office buildings, the executive health and athletic club and entitlements for an additional 1.3 million square feet of office space.

- Raised approximately $744.7 million of equity in a series of four public offerings. Proceeds to us from these offerings, net of underwriters' discount, advisory fees and offering costs aggregating approximately $37.7 million, were approximately $707.0 million.

- Refinanced $200 million of variable rate mortgage debt that matured on July 1, 1998, with two-fixed rate mortgage loans totaling $236.7 million. In October 1998, we borrowed an additional $10.6 million under one of these Mortgage Loans and reduced the average annual fixed rate to 6.61% on $111.2 million of these borrowings. The additional proceeds from this refinancing were used to repay outstanding indebtedness.

     We intend to continue focusing on maximizing growth in cash flow and enhancing the value of our portfolio of commercial properties. These objectives will be pursued by active management of our existing portfolio, through the development of new office or R&D/industrial properties and through strategic acquisitions.

RESULTS OF OPERATIONS

       Comparison of the nine months ended September 30, 1998 to the nine months ended September 30, 1997.


                                              NINE MONTHS
                                           ENDED SEPTEMBER 30,
                                         ----------------------                     PERCENT
                                           1998          1997         CHANGE        CHANGE
                                         --------      --------      --------      --------
                                                      (dollars in thousands)
                                                            (Unaudited)
REVENUE
  Revenues from rental operations:
     Rental                             $ 180,820      $  80,740      $ 100,080         124%
     Tenant reimbursements                  6,268          3,593          2,675          74%
     Parking, net of expense                8,784          5,267          3,517          67%
     Other rental operations                6,128          1,451          4,677         322%
                                        ---------      ---------      ---------        ----
                                          202,000         91,051        110,949         122%
  Other income                              2,833            563          2,270         403%
                                        ---------      ---------      ---------        ----
     Total revenue                      $ 204,833      $  91,614      $ 113,219         124%
                                        =========      =========      =========        ====
EXPENSES
  Property operations:
     Repairs and maintenance            $  19,401      $  10,309      $   9,092          88%
     Utilities                             19,261          9,325          9,936         107%
     Real estate taxes                     14,052          5,152          8,900         173%
     Insurance                              2,978          1,447          1,531         106%
     Ground rent                              534            172            362         210%
     Marketing and other                    6,127          2,770          3,357         121%
                                        ---------      ---------      ---------        ----
       Total property expenses             62,353         29,175         33,178         114%
  General and administrative                4,587          2,828          1,759          62%
  Interest                                 31,139         13,723         17,416         127%
  Loss on valuation of derivative              __          3,111         (3,111)       (100%)
  Depreciation and amortization            37,180         13,261         23,919         180%
                                        ---------      ---------      ---------        ----
     Total expenses                     $ 135,259      $  62,098      $  73,161         118%
                                        =========      =========      =========        ====
OTHER DATA:
 NUMBER OF PROPERTIES:
     Acquired during period                    66             24             42         N/A
     Owned at end of period                   138             58             80         N/A

SQUARE FEET: (IN THOUSANDS)
     Acquired during period                 7,646          3,283          4,363         N/A
     Owned at end of period                17,953          8,726          9,227         N/A

     Rental revenue increased approximately $100.1 million for the nine months ended September 30, 1998 compared to the same period in 1997. Rental revenue from properties owned for the entire nine month periods ended September 30, 1998 and 1997 increased approximately $.4 million in 1998 compared to 1997, primarily due to increases in occupancy and rental rates. Rental revenue from properties acquired after January 1, 1997 was approximately $99.7 million higher for the nine months ended September 30, 1998 compared to the same period in 1997, primarily due to the timing of these acquisitions.

     Tenant reimbursements increased approximately $2.7 million for the nine months ended September 30, 1998 compared to the same period in 1997. Tenant reimbursements from properties owned for the entire nine month periods ended September 30, 1998 and 1997 decreased approximately $.9 million in 1998 compared to 1997, primarily as a result of resetting base years for leases that were retenanted in 1998. Tenant reimbursements from properties acquired after January 1, 1997 were approximately $3.6 million higher for the nine months ended September 30, 1998 compared to the same period in 1997, primarily due to the timing of these acquisitions.

     Parking revenue, net of expense, increased approximately $3.5 million for the nine months ended September 30, 1998 compared to the same period in 1997, primarily from properties acquired after January 1, 1997.

     Revenue from other rental operations, consisting primarily of miscellaneous tenant charges such as late fees, after hours utility charges, signage income and lease buyout income increased approximately $4.7 million for the nine months ended September 30, 1998 compared to the same period in 1997. Revenues from properties owned for the entire nine month periods ended September 30, 1998 and 1997 increased approximately $.7 million in 1998, compared to the same period in 1997, primarily due to higher after hours utility charges in 1998. Revenues from properties acquired after January 1, 1997 were approximately $4.0 million higher for the nine months ended September 30, 1998 compared to the same period in 1997, primarily due to the timing of these acquisitions.

     Other income increased approximately $2.3 million for the nine months ended September 30, 1998 compared to the same period in 1997, primarily due to higher interest income earned on mortgage notes receivable acquired in September 1997 and on cash deposits required by certain of our mortgage loans.

     For the nine months ended September 30, 1998, total property expenses were $62.4 million, or 30.9% of total revenue from rental operations, compared with total property expenses of $29.2 million or 32.0% of total revenue from rental operations in 1997. Property expenses for properties owned for the entire nine month periods ended September 30, 1998 and 1997 decreased approximately $1.2 million in 1998 compared to 1997, primarily due to repair and maintenance expense reductions achieved from economies of scale. Property expenses from properties acquired after January 1, 1997 were $34.4 million higher for the nine months ended September 30, 1998, primarily due to the timing of these acquisitions.

     General and administrative expenses were approximately $4.6 million or 2.2% of total revenue for the nine months ended September 30, 1998 as compared to $2.8 million or 3.1% of total revenue for the same period in 1997. General and administrative expenses as a percentage of total revenue decreased in the first nine months of 1998 compared to 1997 primarily due to benefits achieved from economies of scale.

     Interest expense increased approximately $17.4 million for the nine months ended September 30, 1998 compared to the same period in 1997, primarily as a result of higher outstanding indebtedness to fund property acquisitions.

     In September 1997, we recorded a loss of approximately $3.1 million related to the retirement of agreements to convert certain floating rate debt liabilities to fixed rate liabilities. The underlying variable rate liabilities were repaid in full with proceeds from an equity offering in July 1997.

     Depreciation and amortization expense increased approximately $23.9 million for the nine months ended September 30, 1998 compared to the same period in 1997, primarily due to 1997 and 1998 property acquisitions and depreciation of capital improvements made to our existing portfolio.

     Following is a comparison of property operating data computed under generally accepted accounting principles ("GAAP Basis") and excluding the straight-line rent adjustment ("Cash Basis") for the 34 properties which were owned for the entire nine month periods ended September 30, 1998 and 1997 (dollars in thousands):


                                     NINE MONTHS ENDED
                                         SEPTEMBER 30,
                                     -------------------        DOLLAR       PERCENT
                                       1998         1997        CHANGE       CHANGE
                                     --------     -------      -------       ------
GAAP BASIS:                        (Unaudited)
Revenues from rental operations      $75,222      $74,989      $   233         0.3%
Property expenses                     23,421       24,576       (1,155)       (4.7%)
                                     -------      -------      -------         ---
          Net                        $51,801      $50,413      $ 1,388         2.8%
                                     =======      =======      =======         ===
CASH BASIS (1):
Revenues from rental operations      $74,521      $73,546      $   975         1.3%
Property expenses                     23,421       24,576       (1,155)       (4.7%)
                                     -------      -------      -------         ---
          Net                        $51,100      $48,970      $ 2,130         4.3%
                                     =======      =======      =======         ===

(1) Excludes straight-line rent adjustments.


     Revenue from rental operations for these properties, computed on a GAAP Basis, increased by approximately $.2 million in 1998 compared to 1997, primarily due to increases in occupancy, rental rates and higher miscellaneous tenant charges, partially offset by lower tenant expense reimbursements from resetting base years for leases that were retenanted in 1998.

     Excluding only the straight-line rent adjustments for these properties, revenue from rental operations for the nine months ended September 30, 1998, computed on a Cash Basis, increased by approximately $1.0 million.

     Property operating expenses for these properties decreased by approximately $1.2 million in 1998 compared to 1997, primarily due to repair and maintenance expense reductions achieved from economies of scale.

RESULTS OF OPERATIONS

     Comparison of the three months ended September 30, 1998 to the three months ended September 30, 1997.

                                    THREE MONTHS ENDED
                                       SEPTEMBER 30,
                                    -------------------                 PERCENT
                                      1998       1997       CHANGE      CHANGE
                                    --------   --------    --------     -------
                                              (dollars in thousands)
                                                    (Unaudited)
REVENUE
  Revenues from rental operations:
     Rental                        $ 68,609    $ 32,237    $ 36,372       113%
     Tenant reimbursements            2,211       1,704         507        30%
     Parking, net of expense          3,252       2,045       1,207        59%
     Other rental operations          2,666         445       2,221       499%
                                   --------    --------    --------     -----
                                     76,738      36,431      40,307       111%
  Other income                          680         450         230        51%
                                   --------    --------    --------     -----
     Total revenue                 $ 77,418    $ 36,881    $ 40,537       110%
                                   ========    ========    ========     =====
EXPENSES
  Property operations:
     Repairs and maintenance       $  7,251    $  3,934    $  3,317        84%
     Utilities                        8,663       3,956       4,707       119%
     Real estate taxes                4,580       2,139       2,441       114%
     Insurance                        1,096         583         513        88%
     Ground rent                        178          69         109       158%
     Marketing and other              2,304       1,056       1,248       118%
                                   --------    --------    --------     -----
       Total property expenses       24,072      11,737      12,335       105%
  General and administrative          1,564         979         585        60%
  Interest                           11,988       4,816       7,172       149%
  Loss on valuation of derivative        --       3,111      (3,111)     (100%)
  Depreciation and amortization      12,954       5,241       7,713       147%
                                   --------    --------    --------     -----
     Total expenses                $ 50,578    $ 25,884    $ 24,694        95%
                                   ========    ========    ========     =====

OTHER DATA:
 NUMBER OF PROPERTIES:
     Acquired during period               4          13          (9)      N/A
     Owned at end of period             138          58          80       N/A

SQUARE FEET: (IN THOUSANDS)
     Acquired during period             512       1,336        (824)      N/A
     Owned at end of period          17,953       8,726       9,227       N/A

     Rental revenue increased approximately $36.4 million for the three months ended September 30, 1998 compared to the same period in 1997. Rental revenue from properties owned for the entire three month periods ended September 30, 1998 and 1997 increased approximately $.9 million in 1998 compared to the prior year, primarily from an increase in occupancy and rental rates. Rental revenue from properties acquired after July 1, 1997 was approximately $35.5 million higher for the three months ended September 30, 1998 compared to the same period in 1997, primarily due to the timing of these acquisitions.

     Tenant reimbursements increased approximately $.5 million for the three months ended September 30, 1998 compared to the same period in 1997. Tenant reimbursements from properties owned for the entire three month periods ended September 30, 1998 and 1997 decreased approximately $.7 million in 1998 compared to 1997, primarily as a result of resetting base years for leases that were retenanted in 1998. Tenant reimbursements from properties acquired after July 1, 1998 were approximately $1.2 million higher for the three months ended September 30, 1998, compared to the same period in 1997, primarily due to the timing of these acquisitions.

     Parking revenue, net of expense, increased approximately $1.2 million for the three months ended September 30, 1998 compared to the same period in 1997, primarily from the properties acquired after July 1, 1997.

     Revenue from other rental operations, consisting primarily of miscellaneous tenant charges such as late fees, after hours utility charges, signage income and lease buyout income increased approximately $2.2 million for the three months ended September 30, 1998 compared to the same period in 1997. Revenues from properties owned for the entire three month periods ended September 30, 1998 and 1997 increased approximately $.7 million for the three months ended September 30, 1998 compared to 1997, primarily due to higher after hour utility charges and lease buyout income in 1998. Revenues from properties acquired after July 1, 1997 were approximately $1.5 million higher for the three months ended September 30, 1998 compared to the same period in 1997, primarily due to the timing of these acquisitions.

     Other income increased approximately $.2 million for the three months ended September 30, 1998 compared to the same period in 1997, primarily due to higher interest income earned on mortgage notes receivable acquired in September 1997 and on cash deposits required by certain of our mortgage loans.

     For the three months ended September 30, 1998, total property expenses were $24.1 million, or 31.4% of total revenue from rental operations, compared with total property expenses of $11.7 million or 32.2% of total revenue from rental operations in 1997. Property expenses for properties owned for the entire three month periods ended September 30, 1998 and 1997 decreased approximately $.2 million in 1998 compared to 1997, primarily due to repair and maintenance expense reductions achieved from economies of scale. Property expenses from properties acquired after July 1, 1997 were $12.5 million higher for the three months ended September 30, 1998, primarily due to the timing of these acquisitions.

     General and administrative expenses were approximately $1.6 million or 2.0% of total revenue for the three months ended September 30, 1998 as compared to $1.0 million or 2.7% of total revenue for the same period in 1997. General and administrative expenses as a percentage of total revenue decreased in the third quarter of 1998 compared to 1997 primarily due to benefits achieved from economies of scale.

     Interest expense increased approximately $7.2 million for the three months ended September 30, 1998 compared to the same period in 1997, primarily as a result of higher outstanding indebtedness to fund property acquisitions.

     In September 1997, we recorded a loss of approximately $3.1 million related to the retirement of agreements to convert certain floating rate debt liabilities to fixed rate liabilities. The underlying variable rate liabilities were repaid in full with proceeds from an equity offering in July 1997.

     Depreciation and amortization expense increased approximately $7.7 million for the three months ended September 30, 1998 compared to 1997 primarily due to 1997 and 1998 property acquisitions and depreciation of capital improvements made to our existing portfolio.

     Following is a comparison of property operating data computed on a GAAP and Cash Basis for the 45 properties which were owned for the entire three month periods ended September 30, 1998 and 1997 (dollars in thousands):

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                       ----------------------         DOLLAR        PERCENT
                                         1998           1997          CHANGE        CHANGE
                                       ----------------------        -------        -------
GAAP BASIS:                                                 (Unaudited)
Revenues from rental operations        $34,545        $33,608        $   937           2.8%
Property expenses                       11,372         11,543           (171)         (1.5%)
                                       -------        -------        -------           ---
 Net                                   $23,173        $22,065        $ 1,108           5.0%
                                       =======        =======        =======           ===
CASH BASIS (1):
Revenues from rental operations        $34,044        $32,982        $ 1,062           3.2%
Property expenses                       11,372         11,543           (171)         (1.5%)
                                       -------        -------        -------           ---
 Net                                   $22,672        $21,439        $ 1,233           5.8%
                                       =======        =======        =======           ===

(1) Excludes straight-line rent adjustments.


     Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $.9 million in 1998 compared to 1997, primarily due to increased occupancy, rental rates and higher miscellaneous tenant charges partially offset by lower tenant reimbursements due to resetting base years for leases that were retenanted in 1998.

     Excluding only the straight-line adjustments for these properties, revenue from rental operations for the three months ended September 30, 1998, computed on a Cash Basis, increased by approximately $1.1 million.


     Property operating expenses for the properties owned for the entire three month periods ended September 30, 1998 and 1997 decreased by approximately $.2 million, in 1998 compared to 1997, primarily due to repair and maintenance expense reductions achieved from economies of scale.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     Cash provided by operating activities increased by approximately $94.8 million to $122.5 million for the nine months ended September 30, 1998, as compared to $27.7 million for the same period in 1997, primarily due to operating results from properties acquired since January 1, 1997. Cash used in investing activities increased by approximately $666.2 million, to approximately $1.1 billion for the nine months ended September 30, 1998 compared to approximately $407.6 million for the same period in 1997, primarily due to the acquisition of 66 properties during the nine months ended September 30, 1998 and an increase in capital expenditures on properties owned. Cash provided by financing activities increased by approximately $573.6 million to $952.9 million, compared to $379.2 million for the same period in 1997. Cash provided by financing activities for the nine months ended September 30, 1998 consisted primarily of net proceeds from mortgage loans and the issuance of 26,296,047 shares of Common Stock in a series of 1998 secondary offerings, partially offset by distributions to shareholders and minority interest holders.

AVAILABLE BORROWINGS, CASH BALANCE AND CAPITAL RESOURCES

     We have a $300 million unsecured line of credit (the "Amended Credit Facility") from a group of banks led by Wells Fargo. The Amended Credit Facility bears interest at a rate ranging between LIBOR plus 1.2% and LIBOR plus 1.45% depending on our leverage ratio. Once we achieve an investment grade unsecured debt rating, the interest rate may be lowered to between LIBOR plus 0.9% and LIBOR plus 1.15% depending on such debt rating. Under certain circumstances, we have the option to convert the interest rate from LIBOR to the prime rate plus 0.5%.

In addition, the Amended Credit Facility has a commitment fee ranging from
 .125% to .25% on the unused balance. The Amended Credit Facility matures on September 1, 2000. Proceeds from the Amended Credit Facility will be used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of September 30, 1998, the aggregate outstanding balance on the Amended Credit Facility was $283 million, and $17 million was available for additional borrowing. The LIBOR rate was approximately 6.9% at September 30, 1998.

     We also have an unsecured line of credit with a total commitment of $10.0 million from City National Bank (the "City National Bank Credit Facility"). The City National Bank Credit Facility accrues interest at the City National Bank Prime Rate less 0.875% and is scheduled to mature on August 1, 1999. Proceeds from the City National Bank Credit Facility will be used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of September 30, 1998, there was an outstanding balance of $2 million on the City National Bank Credit Facility. The City National Bank Prime Rate was 8.25% at September 30, 1998.

     On June 8, 1998 we repaid, through two special purpose subsidiaries, our $200 million Lehman Bridge Loan II with two new mortgages loans totaling $236.7 million. The additional proceeds were used to repay $22.0 million on our lines of credit and to repay $5.6 million on the Lehman Bridge Loan I. The $136.1 million ("Mortgage Financing III") and $100.6 million ("Mortgage Financing IV") mortgage loans payable to an affiliate of Lehman Brothers are non-recourse and secured by fully cross-collateralized and cross-defaulted first mortgage liens on 22 and 12 of our Properties ("Mortgage Financing III, and IV, Properties"), respectively. The Mortgage Financing III and IV mortgage loans each have a thirty year term, bear interest at a fixed rate of 6.74% (6.93% including the amortization of costs associated with the Swap Agreement) per annum, require interest only payments through April 2003, and thereafter require monthly payments of principal and interest amortized over a 25 year period through maturity and are anticipated to be repaid within ten years of issuance. If the Mortgage Financing III and IV mortgage loans are not repaid within ten years of issuance, the interest rate will increase by at least 5% per annum and all excess cash flow (as defined) from the Mortgage Financing III and IV Properties must be used to pay down outstanding principal. The Mortgage Financing III and IV mortgage loans require us to maintain a cash reserve for tenant improvements of approximately $2.7 million and $3.3 million, respectively, and to comply with certain customary financial covenants, ongoing operational restrictions, and certain cash management procedures. In October 1998, pursuant to the execution of certain leasing transactions, we borrowed an additional $10.6 million and reduced the average annual fixed rate to 6.61% under the Mortgage Financing IV loan.

     Following is a summary of scheduled principal payments for our mortgage loans as of September 30, 1998 (in thousands):


                        YEAR                                AMOUNT
                        ----                              ---------
                        1998                              $     162
                        1999                                 82,161
                        2000                                    743
                        2001                                    808
                        2002                                  5,879
                     Thereafter                             443,834
                                                          ---------
                                   Total                  $ 533,587
                                                          =========

     Following is a summary of our weighted average interest rates as of September 30, 1998 (in thousands, except percentage data):


UNSECURED AND SECURED DEBT ANALYSIS

                                                                                  WEIGHTED AVERAGE
                                              BALANCE          PERCENT             INTEREST RATE
                                             ---------         -------            ----------------
Unsecured Debt                               $ 285,450           35%                   7.18%
Secured Debt                                   533,587           65%                   7.31%
                                             ---------           --                    ----
Total Debt                                   $ 819,037          100%                   7.26%
                                             ==========         ====                   =====


FLOATING AND FIXED RATE DEBT ANALYSIS

                                                                                  WEIGHTED AVERAGE
                                              BALANCE          PERCENT             INTEREST RATE
                                             ---------         -------            ----------------
Floating Rate Debt                           $ 366,828           45%                   7.03%
Fixed Rate Debt                                452,209           55%                   7.45%
                                             ---------           --                    ----
Total Debt                                   $ 819,037          100%                   7.26%
                                             ==========         ====                   ====


     As of September 30, 1998, we had $20.2 million in cash and cash equivalents, including $13.4 million in restricted cash of which approximately $10.0 million represents interest bearing cash deposits and tenant improvement reserves required by certain of our mortgage loans payable.

     On January 12, 1998, we filed a Form S-3 Registration Statement (the "Registration Statement") with the Securities and Exchange Commission to offer in one or more series, shares of our $.01 par value Common Stock with an aggregate public offering price of up to $1.0 billion. The Registration Statement was declared effective on January 21, 1998.

     On April 23, 1998, we completed the most recent of four 1998 equity offerings (the "1998 Offerings") resulting in the issuance of an aggregate of 26,296,047 shares of Common Stock with gross proceeds totaling approximately $744.7 million. Aggregate proceeds to us from these offerings, net of underwriters' discount and offering costs aggregating approximately $37.7 million, were approximately $707.0 million. Of these 1998 offerings, 3,296,047 shares of Common Stock were issued to the trustees of three unrelated registered unit investment trusts and the remaining 23,000,000 shares were issued in a secondary public offering. Net proceeds from the 1998 Offerings were used to repay the outstanding balances on the Amended Credit Facility and City National Bank Credit Facility and to fund a portion of the LBA Portfolio acquisition. The remaining proceeds were invested in short-term commercial paper and used for working capital.

     After the 1998 offerings, we have the capacity to issue up to $255.3 million of our Common Stock pursuant to the Registration Statement.

     We expect to continue meeting our short-term liquidity and capital requirements generally through our working capital and net cash provided by operating activities. We believe that the net cash provided by operating activities will continue to be sufficient to pay any distributions necessary to enable us to continue qualifying as a real estate investment trust. We also believe that the foregoing sources of liquidity will be sufficient to fund our short-term liquidity needs for the foreseeable future, including recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

     We expect to meet certain long-term liquidity and capital requirements such as property acquisitions, scheduled debt payments, renovation costs, expansions and other non-recurring capital expenditures through long-term secured and unsecured indebtedness and the issuance of additional equity securities. We also expect to use the remaining funds available under the Amended Credit Facility to fund acquisitions, development activities and capital improvements on an interim basis.

FUNDS FROM OPERATIONS

     We consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), to be a useful financial measure of the operating performance for an equity real estate investment trust ("REIT"). We believe that Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

     The following table reflects the calculation of our Funds from Operations for the three and nine-month periods ended September 30, 1998 and 1997 (in thousands):


                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                         ------------------------------       ------------------------------
                                             1998             1997                   1998            1997
                                         -------------    -------------       --------------    ------------
                                                                       (Unaudited)
FUNDS FROM OPERATIONS:

  Net income                                 $ 25,587         $ 10,116             $ 65,386        $ 26,411
  Depreciation and amortization                12,954            5,241               37,180          13,261
  Minority interests                            1,253              881                3,613 (a)       3,105
  Loss on valuation of derivative                  --            3,111                   --           3,111
                                             --------         --------            ---------        --------
  Funds from Operations                      $ 39,794         $ 19,349            $ 106,179        $ 45,888
                                             ========         ========            =========        ========


(a) Excludes $575,000 in distributions made to the former minority partner in the World Savings Center office property.


     The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 (the "White Paper") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and unusual items, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We consider Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. We compute Funds from Operations in accordance with standards established by the White Paper which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, accordingly, may not be comparable to such other REITs.

YEAR 2000 READINESS

     Any of our computer programs that have date-sensitive software may not be able to distinguish the year 2000 from the year 1900, if those programs use two digits rather than four digits to define the year. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send tenant invoices, or engage in similar normal business activities.

     The accounting software we are using is not presently Year 2000 compliant, however, the manufacturer has indicated that a Year 2000 compliant version of this software will be available in the fall of 1998. We plan to install the Year 2000 compliant version of this software in the first quarter of 1999. We estimate the total costs associated with converting to a Year 2000 compliant version of our accounting software to be between $50,000 to $100,000. The hardware used to run our software is Year 2000 compliant.

     We are currently completing an inventory of the computer hardware and software (collectively, the "System Components") used to run the operating systems (i.e. security, energy, elevator and safety) at our Properties. This process includes determining which System Components are date-sensitive. Once this inventory is complete, we will contact the manufacturers to determine if the date-sensitive System Compounds are Year 2000 compliant. We will then test the date-sensitive System Components represented to be Year 2000 compliant, and reprogram or replace the date-sensitive System Components found not to be Year 2000 compliant.

     We have completed the inventory for approximately 40% of our buildings and expect to have the remaining buildings inventoried by the end of November 1998. We plan to have the Year 2000 compliance status of all date-sensitive System Components identified, tested and reprogrammed or replaced, if necessary, by March 31, 1999. As we have not completed the inventory of System Components at our Properties, we are presently unable to estimate the total cost of this phase of our Year 2000 program.

     We are currently surveying material vendors and tenants regarding the Year 2000 compliance status of their computer hardware and software. We will review the results of this survey, assess the impact of the results on our operations and take whatever action is deemed necessary. We cannot presently estimate the total cost of this phase of our Year 2000 program.

     Upon completion of our Year 2000 Readiness program, we will consider the necessity of implementing a contingency plan to mitigate any adverse effects associated with the Year 2000 issue. Our ability to complete the Year 2000 modifications outlined above prior to any anticipated impact on our operating systems is based on numerous assumptions of future events and is dependent upon numerous factors, including the ability of third party software and hardware manufacturers to make necessary modifications to current versions of their products, the availability of resources to install and test the modified systems and other factors. Accordingly, there can be no guarantee that these modifications will be successful.

BUILDING AND LEASE INFORMATION

     The following tables set forth certain information regarding our Properties as of September 30, 1998.


                                                     NUMBER OF PROPERTIES                APPROXIMATE NET RENTABLE SQUARE FEET
                                           ---------------------------------------     ------------------------------------------
                                           Office     Industrial and Retail  Total       Office   Industrial and Retail   Total
                                           ------     ---------------------  -----     --------   ---------------------  --------
LOCATION:
Los Angeles Country

    West                                       25               1              26       3,960,812          36,959       3,997,771
    North                                      28              --              28       2,583,054              --       2,583,054
    South                                      16              --              16       2,206,114              --       2,206,114
    Central                                     3              --               3         608,789              --         608,789
Orange County                                  20              --              20       3,202,241              --       3,202,241
San Diego County                               21              --              21       2,486,768              --       2,486,768
Ventura County                                  4              --               4         561,838              --         561,838
Riverside/San Bernardino Counties               8               4              12         553,896         425,418         979,314
Kern County                                     2              --               2         216,522              --         216,522
                                       ----------      ----------      ----------      ----------      ----------      ----------
            Subtotal                          127               5             132      16,380,034         462,377      16,842,411
Renovation Properties                           6              --               6       1,110,562              --       1,110,562
                                       ----------      ----------      ----------      ----------      ----------      ----------
            Total                             133               5             138      17,490,596         462,377      17,952,973
                                       ==========      ==========      ==========      ==========      ==========      ==========


                               RENOVATION SUMMARY


                                                      Anticipated
                                                        Weighted     Percent Leased
                       Approximate      Estimated        Average           at            Estimated
                       Net Rentable   Total Cost Per  Annual Rental   September 30,    Stabilization
Property                Square Feet       Sq.Ft(1)       Rate(2)          1998            Date(3)
--------               ------------   --------------  -------------  --------------    -------------
299 Euclid                  73,400        $   109        $19.80            61%          1ST QTR '99
1821 Dyer Boulevard        115,061        $    68        $17.20             0%          2ND QTR '99
535 Brand Boulevard        109,187        $   138        $24.60            54%          2ND QTR '99
5200 West Century          310,910        $    48        $15.00            36%          2ND QTR '99
Tourney Pointe             219,991        $   125        $21.00             6%          4TH QTR '99
Westwood Center            282,013        $   218        $32.00             0%          2ND QTR '00
                         ---------
                         1,110,562
                         =========

----------

(1) Includes all purchase, closing costs and anticipated capital expenditures (excluding tenant improvement and carrying costs) during renovation. The anticipated capital expenditures are based on current plans and costs, which could change and thus increase our expenditures.

(2) Calculated based on our estimate of current market rental rates. Our estimates of these rental rates are based on current trends which could change or reverse at any time as a result of future events.

(3) Period in which anticipated capital expenditures are substantially complete and the property is at least 75% occupied.

PORTFOLIO SUMMARY


                                          PERCENT OCCUPIED              PERCENT LEASED                 ANNUALIZED BASE RENT
                                        AT SEPTEMBER 30, 1998        AT SEPTEMBER 30, 1998           PER LEASED SQUARE FOOT(1)
                                    -------------------------     -------------------------     -----------------------------------
                                                                                                                              Full
                                                                                                                             Service
                                                                                                                             Gross
                                            Industrial                    Industrial                    Industrial           Leases
Location:                           Office  and Retail  Total     Office  and Retail  Total     Office  and Retail   Total     (2)
---------                           ------  ----------  -----     ------  ----------  -----     ------  ----------   ------  ------
Los Angeles  County
  West                               88.2%     100%     88.3%      90.2%    100%      90.3%     $22.18     $24.60    $22.21   $22.18
  North                              92.5%      --      92.5%      93.6%      --      93.6%     $19.15         --    $19.15   $20.39
  South                              86.7%      --      86.7%      87.4%      --      87.4%     $16.97         --    $16.97   $18.50
  Central                            88.3%      --      88.3%      88.5%      --      88.5%     $19.83         --    $19.83   $19.83
Orange County                        94.2%      --      94.2%      95.4%      --      95.4%     $14.98         --    $14.98   $17.15
San Diego County                     95.0%      --      95.0%      95.4%      --      95.4%     $14.57         --    $14.57   $17.12
Ventura County                       88.8%      --      88.8%      93.4%      --      93.4%     $16.49         --    $16.49   $16.49
Riverside/ San Bernardino Counties   78.5%     91.1%    84.0%      79.2%     92.0%    84.8%     $13.86      $7.99    $11.09   $16.27
Kern County                          93.3%      --      93.3%      93.3%      --      93.3%     $22.03         --    $22.03       --
                                     -----      --      -----      -----      --      -----     ------         --    ------       --
Subtotal /Weighted Average           90.7%     91.8%    90.7%      91.9%     92.6%    91.9%     $17.84      $9.43    $17.60   $19.52
Renovation Properties                20.1%      --      20.1%      26.0%      --      26.0%     $15.75         --    $15.75   $16.17
                                     -----      --      -----      -----      --      -----     ------         --    -------   -----
Weighted Average
Total/Weighted Average               86.2%     91.8%    86.3%      87.7%     92.6%    87.8%     $17.80      $9.43    $17.57   $19.45
                                     ====      ====     ====       ====      ====     ====      ======      =====    ======   ======

----------
(1) Annualized from September 30, 1998 rental rates.
(2) Excludes 48 properties and 4,729,366 square feet under triple net and modified gross leases.

                                LEASE EXPIRATIONS
                               THIRD QUARTER 1998


                                                                                                             ESTIMATED
                                          SQUARE         PERCENTAGE OF          ANNUALIZED BASE             MARKET RENT
                      NUMBER OF         FOOTAGE OF         AGGREGATE                RENT OF                 OF EXPIRING
 YEAR OF LEASE          LEASES           EXPIRING       PORTFOLIO LEASED        EXPIRING LEASES                LEASES
   EXPIRATION          EXPIRING           LEASES          SQUARE FEET         (PER SQUARE FOOT)(2)     (PER SQUARE FOOT)(3)
---------------       ---------         ---------       ----------------       ------------------       ------------------
 Month to Month          205              417,533             2.66%                  $16.38                   $19.54
      1998(1)            143              522,040             3.32%                  $16.32                   $18.41
      1999               547            2,055,223            13.09%                  $17.01                   $20.11
      2000               551            2,038,972            12.98%                  $18.74                   $23.17
      2001               481            2,318,566            14.76%                  $20.29                   $23.59

(1)  Represents leases expiring between October 1, 1998 and December 31, 1998

(2) Base rent is as of the date of lease expiration, including all fixed contractual base rent increases; increases tied to indices such as the Consumer Price Index are not included.

(3) Calculated based on our estimate of current market rental rates and annual increases in such rates of 8.0%, 6.0% and 6.0%, in 1999, 2000 and 2001, respectively. Our estimate of these rental rates are based on current trends, which could change or reverse at any time as a result of future events.


     Our ability to rent expiring lease space at estimated levels is highly dependent upon many factors over which we have no control. These factors include, the national economic climate, perceptions of prospective tenants of the attractiveness of the property, and our ability to maintain and manage the properties. We also have numerous competitors and some of the competing properties may be newer, better located or owned by parties better capitalized than us. As new commercial properties are developed and the number of competitive commercial properties in a particular area increases, competitive pressures will increase as well. Additionally, all of our properties are located in Southern California. Our ability to charge estimated rents may be adversely affected by the local economic climate (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for office and other competing commercial properties). The preceding discussion is not intended as an exhaustive list of the risks associated with rent rate projections and should be read in conjunction with "Risk Factors--Real Estate Ownership Risks," "--Risk that Company May be Unable to Retain Tenants or Rent Space Upon Lease Expirations," "--Impact of Competition on Occupancy Levels and Rents Charged," and "--Concentration of Properties in Southern California" in our most recent Annual Report on Form 10-K.

     We undertake no obligation to update or correct these estimates if future events prove them to be inaccurate.

     As a result of the foregoing, undue reliance should not be placed on these estimated rental rates.


                                LEASING ACTIVITY
                               Third Quarter 1998


                                                                                                                    TENANT
                                                                                                               IMPROVEMENTS AND
                                        APPROXIMATE NET RENTABLE                           WEIGHTED AVERAGE       COMMISSIONS
     TYPE              NUMBER OF LEASES       SQUARE FEET          RETENTION RATE(2)       LEASE TERM (MO.)  (PER SQUARE FOOT)(1)
-----------------      ---------------- ------------------------  -------------------      ----------------  --------------------
                                                                  Third       Year to
                        New   Renewal      New       Renewal     Quarter        Date              New          New      Renewal
                        ---   -------    -------     -------     -------      -------             ---         -----     -------
Office                  117      50      433,182     188,819      72.9%         80.7%              63         $17.68    $ 6.59
Industrial/Retail         6       3       45,014       4,848      41.9%         74.6%              46         $ 3.21    $  .40
                        ---      --      -------     -------      ----          ----
Total                   123      53      478,196     193,667      71.6%         80.5%
                        ===      ==      =======     =======      ====          ====

----------
(1)  Excludes six renovation properties.
(2)  Percentage of leases in which tenants were retained at lease expiration.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -- NONE

ITEM 2. CHANGES IN SECURITIES


     In August 1998, the Operating Partnership issued 86,426 OP Units as partial consideration in the acquisition of a 94,516 square foot office property. The holder of the OP units may redeem part or all of its OP units issued in this acquisition for cash or, at our election, exchange such OP Units for shares of Common Stock on a one-for-one basis.

     The issuance of OP Units in the above described acquisition constitutes a private placement of securities which is exempt from the registration requirements of the Securities Act of 1993, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -- NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On July 22, 1998, we held a special meeting of shareholders. Peter S. Gold was elected to serve as a member of the Board of Directors until the annual meeting of shareholders in the year 2001, with 53,411,741 votes cast for and 386,806 votes withheld/against his election. A total of 8,521,084 votes were not cast.

     In addition, an amendment to the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership (the "1996 Incentive Plan") was proposed at the special meeting held on July 22, 1998. The proposed amendment of Common Shares reserved and increased the number of shares available for the 1996 Incentive Plan. The proposed amendment was approved with 44,584,483 votes cast for and 8,997,654 votes cast against the proposal, 216,410 votes abstained. There were no Broker non-votes and 8,521,084 votes were not cast.


ITEM 5. OTHER INFORMATION--NONE


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

EXHIBIT
 NUMBER   DESCRIPTION
-------   -----------
 3.1      Amended and Restated Articles of Incorporation as filed as an exhibit to Registration Statement on Form S-11 (No.333-8163) and incorporated herein by reference.

 3.2      Articles Supplementary of the Class A Junior Participating Preferred
          Stock as filed as an exhibit to the current report on Form 8-K, dated
          August 26, 1998, and incorporated herein by reference.

 3.3 By-laws of Registrant as filed as an exhibit to Registration Statement on Form S-11 (No. 333-8163) and incorporated herein by reference.

 3.4      Certificate of Amendment of the Bylaws of Arden Realty, Inc. dated
          July 14, 1998 and incorpated herein by reference.

 4.1      Rights Agreement, dated as of August 14, 1998, between Arden Realty,
          Inc. and the Bank of New York as filed as an exhibit to the current report on Form 8-K, dated August 26, 1998, and incorporated herein by reference.

10.3      Warrant Agreement dated as of March 2, 1998 by and among Arden Realty,
          Inc., a Maryland corporation and AEW/LBA Acquisition Co. II, LLC, a
          California limited liability company as filed as an exhibit to Form
          8-K filed on March 16, 1998 and incorporated herein by reference.

10.4      Loan Agreement by and between Arden Realty Finance III, LLC, a
          Delaware limited liability company and Lehman Brothers Realty
          Corporation, a Delaware corporation and incorporated herein by reference.

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

10.6      Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.4 above).

10.7      Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to
          Exhibit 10.4 above).

10.8      Deed of Trust, Assignment of Rents and Leases, Security Agreement, and
          Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance
          III, L.L.C. as Grantor, to Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary and incorporated herein by reference.

10.9      Assignment of Leases and Rents dated June 8, 1998, by and between
          Arden Realty Finance III, L.L.C., a Delaware limited liability company
          ("Assignor"), and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns ("Assignee") and incorporated herein by reference.

10.10     Collateral Assignment of Management Agreement and Subordination
          Agreement (the "Agreement") dated as of June 8, 1998 among Arden
          Realty Finance III, L.L.C., a Delaware limited liability company
          ("Borrower"), Lehman Brothers Realty Corporation, a Delaware corporation, ("Lender"), and Arden Realty Limited Partnership, a
          Maryland limited partnership ("Manager") and incorporated herein by reference.

10.11     Security Agreement ("Security Agreement") is entered into as of June
          8, 1998 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company ("Debtor"), and Lehman Brothers Realty
          Corporation, a Delaware corporation ("Secured Party") and incorporated herein by reference.

10.12     Environmental Indemnity Agreement ("Agreement") dated June 8, 1998 by
          Arden Realty Finance III, L.L.C., a Delaware limited liability company
          ("Indemnitor"), in favor of Lehman Brothers Realty Corporation, a
          Delaware corporation ("Lender") and incorporated herein by reference.

10.13 Letter agreement between Lehman Brothers Realty Corporation, or an affiliate thereof ("Lender"), Arden Realty Finance III, L.L.C.
          ("Borrower"), Arden Realty, Inc. (the "REIT") and Arden Realty Limited
          Partnership (the "Operating Partnership") and incorporated herein by reference.

10.14 Loan Agreement by and between Arden Realty Finance IV, LLC, a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation and incorporated herein by reference.

10.15     Mortgage Note, dated June 8, 1998 for $100,600,000 by and between
          Arden Realty Finance IV, L.L.C., a Delaware limited liability company
          ("Maker"), and Lehman Brothers Realty Corporation, a Delaware corporation (Exhibit B to Exhibit 10.14 above).

EXHIBIT
 NUMBER   DESCRIPTION
-------   -----------
10.16     Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.14 above).

10.17     Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to
          Exhibit 10.4 above).

10.18     Deed of Trust, Assignment of Rents and Leases, Security Agreement, and
          Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance
          IV, L.L.C. as Grantor, to Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary and incorporated herein by reference.

10.19 Assignment of Leases and Rents ("Assignment") dated June 8, 1998, by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Assignor"), and Lehman Brothers Realty
          Corporation, a Delaware corporation, its successors and assigns
          ("Assignee") and incorporated herein by reference.

10.20     Collateral Assignment of Management Agreement and Subordination
          Agreement (the "Agreement") dated as of June 8, 1998 among Arden
          Realty Finance IV, L.L.C., a Delaware limited liability company
          ("Borrower"), Lehman Brothers Realty Corporation, a Delaware corporation, ("Lender"), and Arden Realty Limited Partnership, a
          Maryland limited partnership ("Manager") and incorporated herein by reference.

10.21     Security Agreement ("Security Agreement") is entered into as of June
          8, 1998 by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Debtor"), and Lehman Brothers Realty
          Corporation, a Delaware corporation ("Secured Party") and incorporated herein by reference.

10.22     Environmental Indemnity Agreement ("Agreement") dated June 8, 1998 by
          Arden Realty Finance IV, L.L.C., a Delaware limited liability company
          ("Indemnitor"), in favor of Lehman Brothers Realty Corporation, a
          Delaware corporation ("Lender") and incorporated herein by reference.

10.23 Letter agreement between Lehman Brothers Realty Corporation, or an affiliate thereof ("Lender"), Arden Realty Finance IV, L.L.C.
          ("Borrower"), Arden Realty, Inc. (the "REIT") and Arden Realty Limited
          Partnership (the "Operating Partnership") and incorporated herein by reference.

27        Financial Data Schedule

          (b) Reports on Form 8-K


     A report on Form 8-K/A, dated July 28, 1998, was filed which included information on Item 7. Item 7 contained financial statements, Pro forma information and an exhibit. The Form 8-K/A was filed in connection with the acquisition four commercial properties.

     A report on Form 8-K dated August 26, 1998 was filed which included information on Items 5 and 7. Item 5 contained a description of a Stockholder Rights Agreement, which was adopted by our Board of Directors on August 14, 1998. Item 7 contained exhibits related to the Stockholder Rights Agreement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     ARDEN REALTY, INC.


Date: November 16, 1998                 By: /s/ Diana M. Laing
                                            ------------------------------------
                                        Diana M. Laing
                                        Executive Vice President
                                        Chief Financial Officer and Secretary

Date: November 16, 1998                 By: /s/ Richard S. Davis
                                            ------------------------------------
                                        Richard S. Davis
                                        Chief Accounting Officer