Form 10-Q/A
period 1998-09-30
ARDEN REALTY INC
filed 1998-12-15
CIK 1013794

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A

                                 AMENDMENT NO. 1



QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1998.





                         Commission File Number: 1-12193



                               ARDEN REALTY, INC.
             (Exact name of Registrant as specified in its charter)

                     MARYLAND                                 95-04578533
 (State or other jurisdiction of incorporation or      (I.R.S. Employer ID No.)
                  organization)

                            11601 WILSHIRE BOULEVARD
                                    4TH FLOOR
                       LOS ANGELES, CALIFORNIA 90025-1740
              (Address and zip code of principal executive offices)

                                 (310) 966-2600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes [X]                            No [ ]

As of December 11, 1998, there were 62,404,737 shares of the registrants Common Stock, $.01 par value, issued and outstanding.

The undersigned registrant hereby amends the following items of its Quarterly Report for the third quarter of 1998 on Form 10-Q as set forth in the pages attached hereto.

PART II. OTHER INFORMATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange and Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 15, 1998                ARDEN REALTY, INC.


                                        By: /s/ DIANA M. LAING
                                        ----------------------------------------
                                           Diana M. Laing
                                           Executive Vice President,
                                           Chief Financial Officer and Secretary

Date:  December 15, 1998                ARDEN REALTY, INC.


                                        By: /s/ RICHARD S. DAVIS
                                        ----------------------------------------
                                           Richard S. Davis
                                           Chief Accounting Officer

              (a)        EXHIBITS




EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
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

3.4     Certificate of Amendment of the Bylaws of Arden Realty, Inc. dated July
        14, 1998 and incorporated herein by reference.

4.1     Rights Agreement, dated as of August 14, 1998, between Arden Realty,
        Inc. and the Bank of New York as filed as an exhibit to the current report on Form 8-K, dated August 26, 1998, and incorporated herein by reference.

10.1 Amended and Restated Agreement of Limited Partnership as filed as an exhibit to Registration Statement on Form S-11 (No. 333-8163)and incorporated herein by reference.

10.2    1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden
        Realty Limited Partnership as filed as an exhibit to Registration
        Statement on Form S-11 (No. 333-8163) and incorporated herein by reference.

10.3 Form of Officers and Directors Indemnification Agreement as filed as an exhibit to Registration Statement on Form S-11 (No. 333-8163) and incorporated herein by reference.

10.4    Warrant Agreement dated as of March 2, 1998 by and among Arden Realty,
        Inc., a Maryland corporation and AEW/LBA Acquisition Co. II, LLC, a
        California limited liability company as filed as an exhibit to Form 8-K filed on March 16, 1998 and incorporated herein by reference.

10.5 Loan Agreement by and between Arden Realty Finance III, LLC, a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation and incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
10.6    Mortgage Note, dated June 8, 1998 for $136,100,000 by and between Arden
        Realty Finance III, L.L.C., a Delaware limited liability company
        ("Maker"), and Lehman Brothers Realty Corporation, a Delaware
        corporation. (Exhibit B. to Exhibit 10.4 above).

10.7    Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.4 above).

10.8    Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to
        Exhibit 10.4 above).

10.9    Deed of Trust, Assignment of Rents and Leases, Security Agreement, and
        Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance
        III, L.L.C. as Grantor, to Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary and incorporated herein by reference.

10.10   Assignment of Leases and Rents dated June 8, 1998, by and between Arden
        Realty Finance III, L.L.C., a Delaware limited liability company
        ("Assignor"), and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns ("Assignee") and incorporated herein by reference.

10.11   Collateral Assignment of Management Agreement and Subordination
        Agreement (the "Agreement") dated as of June 8, 1998 among Arden Realty
        Finance III, L.L.C., a Delaware limited liability company ("Borrower"),
        Lehman Brothers Realty Corporation, a Delaware corporation, ("Lender"), and Arden Realty Limited Partnership, a Maryland limited partnership
        ("Manager") and incorporated herein by reference.

10.12   Security Agreement ("Security Agreement") is entered into as of June 8,
        1998 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company ("Debtor"), and Lehman Brothers Realty Corporation, a
        Delaware corporation ("Secured Party") and incorporated herein by reference.

10.13   Environmental Indemnity Agreement ("Agreement") dated June 8, 1998 by
        Arden Realty Finance III, L.L.C., a Delaware limited liability company
        ("Indemnitor"), in favor of Lehman Brothers Realty Corporation, a
        Delaware corporation ("Lender") and incorporated herein by reference.

10.14 Letter agreement between Lehman Brothers Realty Corporation, or an affiliate thereof ("Lender"), Arden Realty Finance III, L.L.C.
        ("Borrower"), Arden Realty, Inc. (the "REIT") and Arden Realty Limited
        Partnership (the "Operating Partnership") and incorporated herein by reference.

10.15 Loan Agreement by and between Arden Realty Finance IV, LLC, a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation and incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
10.16   Mortgage Note, dated June 8, 1998 for $100,600,000 by and between Arden
        Realty Finance IV, L.L.C., a Delaware limited liability company
        ("Maker"), and Lehman Brothers Realty Corporation, a Delaware
        corporation (Exhibit B to Exhibit 10.14 above).

10.17   Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.14 above).

10.18   Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to
        Exhibit 10.4 above).

10.19   Deed of Trust, Assignment of Rents and Leases, Security Agreement, and
        Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance IV,
        L.L.C. as Grantor, to Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary and incorporated herein by reference.

10.20 Assignment of Leases and Rents ("Assignment") dated June 8, 1998, by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Assignor"), and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns ("Assignee") and incorporated herein by reference.

10.21   Collateral Assignment of Management Agreement and Subordination
        Agreement (the "Agreement") dated as of June 8, 1998 among Arden Realty
        Finance IV, L.L.C., a Delaware limited liability company ("Borrower"),
        Lehman Brothers Realty Corporation, a Delaware corporation, ("Lender"), and Arden Realty Limited Partnership, a Maryland limited partnership
        ("Manager") and incorporated herein by reference.

10.22   Security Agreement ("Security Agreement") is entered into as of June 8,
        1998 by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Debtor"), and Lehman Brothers Realty Corporation, a
        Delaware corporation ("Secured Party") and incorporated herein by reference.

10.23   Environmental Indemnity Agreement ("Agreement") dated June 8, 1998 by
        Arden Realty Finance IV, L.L.C., a Delaware limited liability company
        ("Indemnitor"), in favor of Lehman Brothers Realty Corporation, a
        Delaware corporation ("Lender") and incorporated herein by reference.

10.24 Letter agreement between Lehman Brothers Realty Corporation, or an affiliate thereof ("Lender"), Arden Realty Finance IV, L.L.C.
        ("Borrower"), Arden Realty, Inc. (the "REIT") and Arden Realty Limited
        Partnership (the "Operating Partnership") and incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
10.25   Amended and Restated Employment Agreement dated August 4, 1998, between
        Arden Realty and Mr. Richard S. Ziman.

10.26   Amended and Restated Employment Agreement dated August 4, 1998, between
        Arden Realty and Mr. Victor J. Coleman.

10.27   Amended and Restated Employment Agreement dated August 4, 1998, between
        Arden Realty and Ms. Diana M. Laing.

10.28   Amended and Restated Employment Agreement dated August 4, 1998, between
        Arden Realty and Mr. Andrew J. Sobel.

10.29   Amended and Restated Employment Agreement dated August 4, 1998, between
        Arden Realty and Mr. Herbert Porter.

10.30   Promissory Note dated August 14, 1998, between Arden Realty and Ms.
        Diana M. Laing.

10.31   Promissory Note dated August 14, 1998, between Arden Realty and Mr.
        Andrew J. Sobel.

10.32   Pledge Agreement dated August 14, 1998, between Arden Realty and Ms.
        Diana M. Laing.

10.33   Pledge Agreement dated August 14, 1998, between Arden Realty and Mr.
        Andrew J. Sobel.

10.34 Restricted Stock Agreement dated August 14, 1998, between Arden Realty and Ms. Diana M. Laing.

10.35 Restricted Stock Agreement dated August 14, 1998, between Arden Realty and Mr. Andrew J. Sobel.

27.1 Financial Data Schedule, as filed with Arden Realty's Quarterly Report on Form 10-Q for the third quarter of 1998 and incorporated herein by reference.

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