Form 10-K
period 1998-12-31
ARDEN REALTY INC
filed 1999-03-26
CIK 1013794

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                TO                .

                          COMMISSION FILE NUMBER 1-12193

                                ARDEN REALTY, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MARYLAND                                      95-4578533
       (STATE OR OTHER JURISDICTION OF                   (IRS EMPLOYER I.D. NUMBER)
        INCORPORATION OR ORGANIZATION)

           11601 WILSHIRE BOULEVARD                              90025-1740
                 FOURTH FLOOR                                    (ZIP CODE)
           LOS ANGELES, CALIFORNIA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 966-2600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
        COMMON STOCK, $.01 PAR VALUE                      NEW YORK STOCK EXCHANGE
       PREFERRED STOCK PURCHASE RIGHTS                    NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. Yes [ ]

     The aggregate market value of the shares of common stock held by non-affiliates was approximately $1.4 billion based on the closing price on the New York Stock Exchange for such shares on March 15, 1999.

     The number of the Registrant's shares of common stock outstanding was 62,407,737 as of March 15, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders, to be held on May 18, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               ARDEN REALTY, INC.

                               TABLE OF CONTENTS

ITEM
NO.                                                                  PAGE NO.
----                                                                 --------
                                   PART I
 1.    Business....................................................      1
 2.    Properties..................................................     16
 3.    Legal Proceedings...........................................     27
 4.    Submission of Matters to a Vote of Security Holders.........     27

                                   PART II
 5.    Market for Registrant's Common Equity and Related
         Stockholder Matters.......................................     28
 6.    Selected Financial Data.....................................     29
 7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................     32
7A.    Quantitative and Qualitative Disclosure About Market Risk...     43
 8.    Financial Statements and Supplementary Data.................     43
 9.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure..................................     43

                                  PART III
10.    Directors and Executive Officers of the Registrant..........     44
11.    Executive Compensation......................................     44
12.    Security Ownership of Certain Beneficial Owners and
         Management................................................     44
13.    Certain Relationships and Related Transactions..............     44

                                   PART IV
14.    Exhibits, Financial Statements and Schedule, and Reports on
         Form 8-K..................................................     45

PART I

ITEM 1. BUSINESS

(a) General Development of Business.

BACKGROUND AND FORMATION

  The terms "Arden Realty", "us", "we" and "our" as used in this report refer to Arden Realty, Inc. Arden Realty was incorporated in Maryland in May 1996 and was formed to continue and expand the real estate business of Arden Realty Group, Inc. and a group of affiliated entities (the "Arden Predecessors"). Commencing with our taxable year ended December 31, 1996, Arden Realty has operated and qualified as a real estate investment trust ("REIT") for federal income tax purposes.

  Arden Realty is the sole general partner of Arden Realty Limited Partnership (the "Operating Partnership"). We conduct substantially all of our business through the Operating Partnership and certain other majority owned subsidiaries, which hold our interests in our real estate assets.

  On October 9, 1996, we completed an initial public offering (the "IPO") of our common stock, $.01 par value (the "Common Stock"). Concurrent with consummation of the IPO, Arden Realty, together with the partners and members of the Arden Predecessors, engaged in certain formation transactions which, among other things, resulted in our acquisition of 24 commercial properties from certain members of the Arden Predecessors. Since our initial public offering, we have pursued a strategy of acquiring under-performing commercial properties, properties in need of renovation, properties which provide attractive yields with stable cash flow, and more recently, fully entitled commercial undeveloped real estate, all in Southern California submarkets where we can utilize our local market expertise.

(b) Financial Information about Industry Segments.

  We are currently involved in only one industry segment, namely real estate. Therefore, all of the financial information contained herein relates to this industry segment.

(c) Narrative Description of the Business.

BUSINESS

  We are a self-administered and self-managed REIT engaged in acquiring, developing, renovating, leasing and managing commercial properties located in Southern California. As of December 31, 1998, we owned a portfolio of 138 primarily office properties containing approximately 18 million rentable square feet (the "Properties"), making us the largest publicly traded owner of office space in Southern California as measured by total rentable square feet owned.

BUSINESS AND GROWTH STRATEGIES

  Our primary business objectives are to maximize growth in cash flow and to enhance the value of our portfolio to maximize total return to our stockholders. We believe we can achieve these objectives by continuing to implement our business strategies and by capitalizing on the internal and external growth opportunities described below. Based on our geographic focus and evaluation of local market conditions, we also believe that a number of factors provides us opportunities to maximize occupancy and rental rates and overall portfolio value, including:

  - The continuing improvement of the Southern California economy.

  - The limited construction of new office properties in the Southern California region due to substantial building construction limitations in many submarkets.

BUSINESS STRATEGIES

  Our primary business strategy is to actively manage our portfolio to achieve gains in occupancy and rental rates and to reduce operating expenses. When market conditions permit, we may also acquire underperforming office and industrial properties, properties in need of renovation, or properties that provide attractive yields with stable cash flow in submarkets where we can utilize our local market expertise and extensive real estate experience. We may also continue to develop new properties, when market conditions permit, in submarkets where we have extensive local market expertise.

  Through our regional management and leasing offices, we implement our business strategies by:

  - Utilizing a multidisciplinary approach to acquisition, finance, development, renovation, leasing and management activities that is designed to coordinate decision-making and enhance responsiveness to market opportunities and tenant needs.

  - Emphasizing tenant satisfaction and retention and employing intensive property marketing programs.

  - Implementing cost control management techniques and systems that capitalize on economies of scale and concentration arising from the size and geographic focus of our portfolio.

  We believe the implementation of these operating practices has been instrumental in the increased occupancy and operating results of our existing portfolio.

  Integrated Decision-Making and Responsiveness.

  Our acquisition, finance, development, renovation, leasing and management activities are coordinated to enhance responsiveness to market opportunities and tenant needs. The acquisition, finance, development, leasing and renovation teams work closely with our senior management, from the initial meetings with prospective tenants or sellers and throughout the negotiation process. This integrated approach permits us to analyze the economic terms and costs (including tenant build-out and retrofitting costs) for each lease on a timely and efficient basis throughout lease negotiations. With respect to acquisitions, this integrated approach allows us to quickly analyze the costs of necessary upgrades and lease-up potential. We are therefore able to analyze and commit to leasing and acquisition terms quickly, facilitate timely deal execution and build-out of space for prospective tenants, and minimize downtime after lease expirations.

  Aggressive Leasing.

  The concentration of many of our Properties within certain office submarkets and our relationships with a broad array of tenants and brokers enable us to pursue aggressive leasing strategies, to effectively monitor the office space requirements of existing and potential tenants and to offer tenants a variety of space alternatives across our portfolio. In an effort to realize cost savings and exercise more control over lease negotiations, we have implemented in-house leasing programs for approximately 72% of our Properties in selected submarkets in which we have a substantial market presence. We continue to employ third-party broker listings in the submarkets in which we have a less significant market presence. In 1998, we signed 905 leases for approximately 4.2 million rentable square feet, including approximately 900,000 square feet of net absorption.

  Our ability to rent expiring lease space at estimated levels is highly dependent upon many factors over which we have no control. These factors include, the national economic climate, perceptions of prospective tenants of the attractiveness of the property, and our ability to maintain and manage the properties. We also have numerous competitors and some of the competing properties may be newer, better located or owned by parties better capitalized than us. As new commercial properties are developed and the number of competitive commercial properties in a particular area increases, competitive pressures will increase as well. Additionally, all of our properties are located in Southern California. Our ability to charge estimated rents could adversely affected by the local economic climate (which could be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for office and other competing commercial properties). The preceding discussion is not intended as an exhaustive list of the risks associated with occupancy and rental rate projections and should be read in conjunction with "Risk Factors -- Real Estate Ownership Risk," "-- Risk that We May be Unable to Retain Tenants or Rent Space Upon Lease Expirations," "-- Impact of Competition on Occupancy Levels and Rents Charged," and "-- Concentration of Properties in Southern California."

  Cost Control and Operating Efficiencies.

  The size and geographic location of our portfolio permits us to enhance portfolio value by lowering operating costs and expenses, in comparison to single-site ownership and management. We seek to capitalize on the economies of scale and concentration which result from the geographic focus of our portfolio, the ownership and management of multiple properties within certain submarkets and the maintenance of a centralized purchasing and accounting system for cost control at each of our Properties.

GROWTH STRATEGIES

  Internal Growth.

  We believe that opportunities exist to increase cash flow from our existing portfolio and that such opportunities will be enhanced as the Southern California commercial real estate market continues to improve. We intend to pursue internal growth by:

  - Continuing to maintain and improve occupancy rates through active management and aggressive leasing.

  - Realizing fixed contractual base rental increases or increases tied to indices such as the Consumer Price Index.

  - Re-leasing space as leases expire at increasing market rents which are expected to result over time from increased demand for commercial space in Southern California.

  - Controlling operating expenses through active cost control management and systems.

  - Optimizing economies of scale and concentration arising from the size and geographic focus of our portfolio.

          (i) Maintaining and improving occupancy rates: We believe that we have been successful in attracting, expanding and retaining a diverse tenant base by actively managing our Properties with an emphasis on tenant satisfaction and retention. We strive to be responsive to the needs of individual tenants through our on-site professional management staff and by providing tenants with alternative space within our portfolio to accommodate their changing space requirements. Our success in maintaining and improving occupancy rates is demonstrated, in part, by the number of existing tenants that have renewed or released their space, leased additional space to support their expansion needs, or moved to other space within our portfolio. During 1998 we retained 79.4% and 71.4.% of the tenant's whose leases expired in our office and industrial/retail Properties, respectively. We also seek to improve occupancies by aggressively marketing available space within our portfolio.

          (ii) Re-leasing space as leases expire at increasing market rents: Although there can be no assurances in this regard, we believe that as the commercial real estate market in Southern California continues to improve, there will be increasing demand for office space and declining vacancy rates which are expected to result over time in increasing market rents. We believe we will have significant opportunities to increase cash flow during such periods of increasing market rents by renewing or re-leasing space as leases expire at higher market rents.

          (iii) Cost control management and systems: We plan to continue lowering our operating expenses through active cost control management at all of our Properties. We focus on cost control in various areas of operations. We continuously monitor the operating performance of our Properties and employ energy enhancing and expense recovery technologies when appropriate. These system enhancements include lighting retrofits, replacement of inefficient heating, ventilation and air conditioning systems, computer-driven energy management systems which monitor and react to the climatic requirements of individual Properties and enhancement of billing systems, which enable us to more efficiently recover certain operating expenses from our tenants.

          (iv) Capitalizing on economies of scale and concentration: In order to capitalize on economies of scale and concentration arising from the size and geographic focus of our portfolio, our property and regional managers are often responsible for several Properties, which spreads administrative costs over such Properties and reduces per square foot administrative expense. In addition, we believe that parking operations, building and other services and tenant improvements purchased in bulk on a portfolio-wide basis will facilitate further benefits from these economies of scale and concentration.

  External Growth.

  We believe in the strength and potential of the Southern California commercial real estate market and intend to continue focusing our resources in this region. We have assembled a management team that has extensive experience and knowledge in this market that we believe provides us with a competitive advantage in identifying and capitalizing on development and acquisition opportunities.

  Consistent with our recent development and redevelopment activity at both Westwood Center and the Howard Hughes Center, our approach is to seek opportunities in Southern California submarkets where we have an existing presence and where the following conditions exist:

  - Low vacancy rates.

  - Opportunities for long-term stable and rising rental rates due to employment growth and or population movements.

  - A minimum of developable land.

  - Significant barriers to entry because of constraints on new development including challenging entitlement processes, strictly enforced height and density restrictions and governmental requirements resulting in significant additional construction costs.

  We generally target properties for acquisition in submarkets in which we have an existing presence and which are underperforming, need renovation or provide attractive yields with stable cash flow and offer opportunities for us to implement our value-added strategy to increase cash flow. Volatility in both capital and investment markets have resulted in fewer recent viable acquisition opportunities. We intend to continue assessing market conditions and acquisition opportunities and add those properties to our portfolio that meet our strategic requirements.

ACQUISITIONS

  The following table lists certain information on the 66 commercial properties we acquired during 1998:

                                                            APPROXIMATE NET    ACQUISITION
                                                               RENTABLE           COST          MONTH
           PROPERTY NAME                    LOCATION          SQUARE FEET      (MILLIONS)     ACQUIRED
           -------------                    --------        ---------------    -----------    --------
OFFICE
  LOS ANGELES COUNTY
  Los Angeles West
    9100 Wilshire                       Beverly Hills            326,227        $   65.1       January
    Westwood Center(1)                  Los Angeles              313,000            28.7       January
    World Savings Center                Los Angeles                  (2)            27.5        March
    600 Corporate Pointe                Culver City              273,339             (3)        March
    1919 Santa Monica                   Santa Monica              44,096             (3)        March
    11075 Santa Monica                  Los Angeles               35,696             5.0        April
  Los Angeles North
    Sunset Pointe Plaza                 Newhall                   58,105             8.5       January
    Westlake Gardens                    Westlake                  49,639             7.3       January
    5161 Lankershim                     North Hollywood          178,317             (3)        March
    150 East Colorado                   Pasadena                  61,168             (3)        March
    Calabasas Tech Center               Calabasas                273,526            46.1         May
    Lyons Plaza                         Santa Clarita             61,203             8.4        June
    601 South Glenoaks                  Burbank                   72,524             9.8       August
    Tourney Pointe(1)(4)                Valencia                 219,991            27.5      September
  Los Angeles South
    1501 Hughes Way                     Long Beach                77,060             (3)        March
    3901 Via Oro                        Long Beach                53,195             (3)        March
    Continental Grand                   El Segundo               235,926            47.6        April
    Oceangate Tower                     Long Beach               210,907            23.5         May
    91 Freeway Center                   Artesia                   94,516            11.9       August
  ORANGE COUNTY
    Savi Tech Center                    Yorba Linda              341,446             (3)        March
    Yorba Linda Business Park           Yorba Linda              167,142             (3)        March
    Huntington Commerce Center          Huntington Beach          67,551             (3)        March
    Huntington Beach Plaza I & II       Huntington Beach          52,186             (3)        March
    5702 Bolsa                          Huntington Beach          27,731             (3)        March
    5632 Bolsa                          Huntington Beach          21,568             (3)        March
    5672 Bolsa                          Huntington Beach          11,968             (3)        March
    Von Karman Corporate Center         Irvine                   451,477             (3)        March
    Orange Financial Center             Orange                   305,439             (3)        March
    625 The City                        Orange                   139,806             (3)        March
    Fountain Valley Plaza               Fountain Valley          107,252             (3)        March
    3300 Irvine Avenue                  Newport Beach             74,224             (3)        March
    1503 South Coast                    Costa Mesa                60,605             (3)        March
    One Venture                         Irvine                    43,324             (3)        March
    Lambert Office Plaza                Brea                      32,807             (3)        March
  SAN DIEGO COUNTY
    Activity Business Center            San Diego                167,045            14.9       January
    Skypark Office Plaza                San Diego                202,164             (3)        March
    Sorrento Valley Science Park        San Diego                181,207             (3)        March
    Panorama Corporate Center           San Diego                133,245             (3)        March
    Governor Park Plaza                 San Diego                104,065             (3)        March
    Torreyanna Science Park             La Jolla                  81,204             (3)        March
    Balboa Corporate Center             San Diego                 69,890             (3)        March
    10251 Vista Sorrento                San Diego                 69,386             (3)        March
    Westridge                           San Diego                 48,850             (3)        March
    Ruffin Corporate Center             San Diego                 45,059             (3)        March
    10180 Scripps Ranch                 San Diego                 43,560             (3)        March
    5120 Shoreham                       San Diego                 37,759             (3)        March

                                                            APPROXIMATE NET    ACQUISITION
                                                               RENTABLE           COST          MONTH
           PROPERTY NAME                    LOCATION          SQUARE FEET      (MILLIONS)     ACQUIRED
           -------------                    --------        ---------------    -----------    --------
  SAN DIEGO COUNTY (CONTINUED)
    Uniden Building                     San Diego                 28,119             (3)        March
    Cymer Technology Center             Rancho Bernardo          155,612             (3)        March
    Carlsbad Corporate Center           Carlsbad                 125,000             (3)        March
    Poway Industrial                    Poway                    112,000             (3)        March
    10965-93 Via Frontera               Rancho Bernardo           77,920             (3)        March
    Genesee Executive Plaza             San Diego                155,820            27.0        June
  VENTURA COUNTY
    Camarillo Business Center           Camarillo                154,216             (3)        March
    Solar Drive Business Park           Oxnard                   125,132            17.1        July
  RIVERSIDE & SAN BERNARDINO
    COUNTIES
    Hunter Business Park                Riverside                106,782             (3)        March
    Chicago Avenue Business Park        Riverside                 47,482             (3)        March
    Tower Plaza I                       Temecula                  72,350             (3)        March
    Tower Plaza II                      Temecula                  19,301             (3)        March
    Tower Plaza III                     Temecula                  12,483             (3)        March
    Centrelake Plaza                    Ontario                  110,763             (3)        March
    HDS Plaza                           San Bernardino           104,178             (3)        March
    Havengate Center                    Rancho Cucamonga          80,557             (3)        March
INDUSTRIAL
  RIVERSIDE & SAN BERNARDINO
    COUNTIES
    Ontario Airport Commerce Center     Ontario                  213,127             (3)        March
    Highlands I                         Temecula                  26,856             (3)        March
    Highlands II                        Temecula                  41,210             (3)        March
RETAIL
  INLAND EMPIRE
    Tower Plaza Retail                  Temecula                 133,481             (3)        March
    LOS ANGELES WEST
    The Spectrum Club                   Los Angeles               36,959             (5)        March
                                                               ---------        --------
    Sub-total                                                  7,665,743           375.9
    LBA Portfolio                                                     --           619.9(3)
    Howard Hughes Center                                              --            38.6(5)
                                                               ---------        --------
      Total                                                    7,665,743        $1,034.4
                                                               =========        ========

---------------
(1) Property currently under renovation.

(2) At January 1, 1998 we owned a 75% interest in this property and exercised an option to purchase the remaining 25% interest for $27.5 million on March 25, 1998, resulting in a total acquisition cost of approximately $110.7 million.

(3) On March 1, 1998, we acquired a portfolio of 50 primarily office and industrial properties (the "LBA Portfolio"), aggregating approximately 5.2 million rentable square feet for a purchase price of approximately $619.9 million, including $1.8 million of closing costs and the estimated $3.6 million value of warrants to purchase 2.5 million shares of our Common Stock.

(4) We acquired a 99.33% interest in this property.

(5) On March 31, 1998, we acquired the undeveloped commercial property portions of the 70-acre Howard Hughes Center and a building containing an executive health and athletic club (the "Center") for approximately $38.6 million. The Center, located in West Los Angeles, California, is a mixed-use development currently containing three office buildings, the executive health and athletic club building and entitlements for an additional 1.3 million square feet of office space.

EMPLOYEES

  As of December 31, 1998, we had 228 full-time employees.

(d) Foreign Operations.

  We do not engage in any foreign operations or derive revenues from foreign sources.

FORWARD-LOOKING STATEMENTS

  This Form 10-K, including the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act. Also, documents subsequently filed by Arden Realty with the Securities Exchange Commission and incorporated herein by reference will contain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and the matters set forth or incorporated in this Form 10-K generally. We caution the reader, however, that this list of factors may not be exhaustive, particularly with respect to future filings.

RISK FACTORS

  In addition to the other information contained or incorporated by reference in this Form 10-K readers should carefully consider the following factors.

REAL ESTATE FINANCING RISKS

  Inability to Repay or Refinance Indebtedness at Maturity.

  We will be subject to risks normally associated with debt financing, including the risk that the our cash flow will be insufficient to meet required payments of principal and interest, the risk that any indebtedness will not be able to be refinanced or that the terms of any such refinancing will not be as favorable as the terms of our current indebtedness. If, at maturity, our indebtedness cannot be refinanced, extended or paid with proceeds of other capital transactions, such as the issuance of new equity capital, we expect that our cash flow will not be sufficient in all years to pay distributions at expected levels and to repay all maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates, the interest expense relating to that refinanced indebtedness would increase, adversely affecting our cash flow and the amounts available for distributions to our stockholders.

  Risk of Failure to Cover Debt Service of Current Collateralized Debt Under the Mortgage Financing.

  Arden Realty, through special purpose entities, currently has outstanding three mortgage financings (collectively the "Mortgage Financings") totaling $422.3 million. The payments and other obligations under each of the Mortgage Financings are secured by fully cross-collateralized and cross-defaulted first mortgage liens on 18, 22 and 12 of our properties (collectively, the "Mortgage Financing Properties"), respectively, and $10 million in cash collateral. One of the Mortgage Financings totaling $175 million requires monthly payments of interest only, with all principal anticipated to be repaid on June 2004. Two of the Mortgage Financings totaling $247.3 million require monthly payments of interest only for five years and monthly payments of principal and interest thereafter, with all principal anticipated to be repaid on June 2008. If the Mortgage Financing totaling $175 million is not repaid or refinanced by June 2004, the interest rate increases by at least 2% and all excess cash flow from the Mortgage Financing Properties must be used to pay down principal. If the Mortgage Financings totaling $247.3 million are not repaid or refinanced by June 2008, the interest rates increase by at least 5% and all excess cash flow from those Mortgage Financing Properties must be used to pay down principal. If we are unable to meet our obligations under the Mortgage Financings, the Mortgage Financing Properties securing our debt could be foreclosed on, which would have a material adverse effect on us and our ability to make expected distributions. Similarly, six of our other Properties that are subject to single property mortgage financing are, and any of our future indebtedness secured by any of the Properties we own will be, subject to this risk of foreclosure.

  Potential Effect of Rising Interest Rates on Our Variable Rate Debt.

  Approximately 45% of our indebtedness at December 31, 1998 bore interest at variable rates. In addition, we may incur other variable rate indebtedness in the future. Increases in interest rates on that indebtedness would increase our interest expense, which could adversely affect our cash flow and the amounts available for distributions to our stockholders.

  No Limitation on Debt.

  While we currently have a policy of incurring debt only if, upon incurrence, the debt to total market capitalization ratio would be 50% or less, our organizational documents contain no limitation on the amount of indebtedness that we may incur. Accordingly, our Board of Directors could alter or eliminate this policy. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our cash flow and, consequently, the amount available for distribution to stockholders, and could increase the risk of default on our indebtedness.

  We have established our debt policy relative to our total market capitalization rather than relative to the book value of our assets. We have used total market capitalization because we believe that the book value of our assets (which to a large extent is the depreciated original cost of real property, our primary tangible assets) does not accurately reflect our ability to borrow and to meet debt service requirements. Our market capitalization, however, is more variable than book value, and may not necessarily reflect the fair market value of our underlying assets at all times. We also will consider factors other than market capitalization in making decisions regarding the incurrence of indebtedness, such as the use of proceeds from the indebtedness, the estimated market value of our Properties upon refinancing and the ability of particular Properties and Arden Realty as a whole to generate cash flow to cover expected debt service.

REAL ESTATE INVESTMENT RISKS

  Real Estate Ownership Risks.

  Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend in large part on the amount of income generated and expenses incurred. If our Properties do not generate revenue sufficient to meet operating expenses, including debt service, tenant improvements, leasing commissions and other capital expenditures, we may have to borrow additional amounts to cover fixed costs, and our cash flow and ability to make distributions to our stockholders will be adversely affected.

  Our revenue and the value of our Properties may be adversely affected by a number of factors, including:

  - The national economic climate.

  - The local economic climate.

  - Local real estate conditions.

  - The perceptions of prospective tenants of the attractiveness of the property.

  - Our ability to manage and maintain the Properties and secure adequate insurance.

  - The potential increase in operating costs (including real estate taxes and utilities).

  In addition, real estate values and income from properties are also affected by such factors as:

  - Applicable laws, including tax laws.

  - Interest rate levels.

  - Availability of financing.

  Risk That We May be Unable to Retain Tenants or Rent Space Upon Lease Expirations.

  We are and will be subject to the risks that upon expiration, leases may not be renewed, the space may not be relet or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. If we are unable to promptly relet or renew leases for all or a substantial portion of this space, or if the rental rates upon such renewal or reletting are significantly lower than expected, our cash flow and ability to make expected distributions to stockholders could be adversely affected.

  Restraints on Our Flexibility to Liquidate Real Estate.

  Equity real estate investments are relatively illiquid. That illiquidity will tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code of 1986, as amended (the "Code"), limits a REIT's ability to sell properties held for fewer than four years, which may affect our ability to sell properties without adversely affecting returns to stockholders.

  Impact of Competition on Occupancy Levels and Rents Charged.

  Numerous office properties compete with our Properties in attracting tenants to lease space. Some of the competing properties may be newer, better located or owned by parties better capitalized than Arden Realty. The number of competitive commercial properties in a particular area could have a material adverse effect on:

  - Our ability to lease space in the Properties (or at newly acquired or developed properties).

  - The rents we can charge.

  Potential Increases in Certain Taxes and Regulatory Compliance Costs.

  Because increases in income, service or transfer taxes are generally not passed through to tenants under leases, any increases may adversely affect our cash flow and our ability to make distributions to stockholders. Our Properties are also subject to various federal, state and local regulatory requirements, such as requirements of the Americans with Disabilities Act (the "ADA") and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that our Properties are currently in substantial compliance with these regulatory requirements and that any noncompliance would not have a material adverse effect on us. However, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our cash flow and expected distributions.

  Impact of Financial Condition and Solvency of Tenants on Our Cash Flow.

  At any time, a tenant of our Properties may seek the protection of bankruptcy laws, which could result in rejection and termination of such tenant's lease and thereby cause a reduction in our cash flow available for distribution. Although we have not experienced material losses from tenant bankruptcies, no assurance can be given that tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner. In addition, a tenant from time to time may experience a downturn in its business which may weaken its financial condition and result in the failure to make rental payments when due. If tenant leases are not affirmed following bankruptcy or if a tenant's financial condition weakens, our income may be adversely affected.

  Americans With Disabilities Act Compliance Costs.

  Under the ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. Although we believe that our Properties are substantially in compliance with these requirements, we may incur additional costs to comply with the ADA. Although we believe that compliance costs will not have a material adverse effect on us, if required changes involved a greater expenditure than we currently anticipate, our ability to make expected distributions could be adversely affected.

  Financial Dependency and Management Conflicts Associated with Partnership and Joint Venture Property Ownership Structures.

  We own our interests in our Properties through the Operating Partnership and certain other majority owned subsidiaries. In addition, we may also participate with other entities in property ownership through joint ventures or partnerships in the future. We currently do not have any plans to invest in joint ventures or partnerships with our affiliates or promoters. Nonetheless, partnership or joint venture investments may, under certain circumstances, involve risks not otherwise present, including the possibility that our partners or co-venturers might become bankrupt, that the partners or co-venturers might at any time have economic or other business interests or goals which are inconsistent with our business interests or goals, and that the partners or co-venturers may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to maintaining our qualification as a REIT. We will, however, seek to maintain sufficient control of any partnerships or joint ventures with which we may become involved to permit our business objectives to be achieved. There is no limitation under our organizational documents as to the amount of available funds that may be invested in partnerships or joint ventures.

  Concentration of Properties in Southern California.

  All of our Properties are located in Southern California. Our revenue and the value of our Properties may be affected by a number of factors, including the local economic climate (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for office and other competing commercial properties). Therefore, our performance and our ability to make distributions to stockholders will likely be dependent, to a large extent, on the economic conditions in this market area.

INABILITY TO INTEGRATE OR FINANCE ACQUISITION, RENOVATION AND DEVELOPMENT ACTIVITIES

  As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and tenant retention. In addition, our ability to manage our growth effectively will require us to successfully integrate our new acquisitions into our existing management structure. No assurances can be given that we will be able to succeed with that integration or effectively manage additional properties or that newly acquired properties will perform as expected.

  We intend to expand and/or renovate our Properties from time to time. Expansion and renovation projects generally require expenditures of capital as well as various government and other approvals, the receipt of which cannot be assured. While policies with respect to expansion and renovation activities are intended to limit some of the risks otherwise associated with these activities, we will nevertheless incur risks, including expenditures of funds on, and devotion of our time to, projects which may not be completed. We anticipate that future acquisitions and renovations will be financed through a combination of advances under our lines of credit, other forms of secured or unsecured financing and equity. If new developments are financed through construction loans, there is a risk that, upon completion of construction, permanent financing for newly developed properties may not be available or may be available only on disadvantageous terms.

  While we have generally limited our acquisition, renovation, management and leasing business primarily to the Southern California market, it is possible that we will in the future expand our business to new geographic markets. We will not initially possess the same level of familiarity with new markets outside of Southern California, which could adversely affect our ability to acquire, develop, manage or lease properties in any new localities. Changing market conditions, including competition from other purchasers of suburban office properties, may diminish our opportunities for attractive additional acquisitions.

  We also intend to review from time to time the opportunities for developing and constructing office buildings and other commercial properties in accordance with our development and underwriting policies. Risks associated with our development and construction activities may include:

  - Abandonment of development opportunities.

  - Construction costs of a property exceeding original estimates, possibly making the property uneconomical.

  - Occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable.

  - Financing may not be available on favorable terms for development of a property.

  - Construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs.

  In addition, new development activities, regardless of whether they would ultimately be successful, typically require a substantial portion of our time and attention. Development activities would also be subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations.

CHANGES IN POLICIES WITHOUT STOCKHOLDER APPROVAL

  Our investment, financing, borrowing and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, will be determined by our Board of Directors. Although our Board of Directors has no present intention to do so, these policies may be amended or revised at any time and from time to time at the discretion of our Board of Directors without a vote of our stockholders. In addition, our Board of Directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies could adversely affect our financial condition, results of operations or the market price of our Common Stock.

POTENTIAL ADVERSE TAX CONSEQUENCES OF FAILURE TO QUALIFY AS A REIT

  We have operated and intend to continue to operate so as to qualify as a REIT under the Code, commencing with our taxable year ended December 31, 1996. Although we believe that we have been and will continue to be organized and have operated and will continue to operate in such a manner, no assurance can be given that we have been or will continue to be organized or operated in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources and we must pay distributions to stockholders aggregating annually at least 95% of our REIT taxable income (excluding capital gains). The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Code is greater in the case of a REIT, like us, that holds its assets in partnership form. No assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. We are, however, not aware of any pending legislation that would adversely affect our ability to operate as a REIT. Our qualification and taxation as a REIT depend on our ability to meet (through actual annual operating results, distribution levels and diversity of stock ownership) the various qualification tests imposed under the Code, the results of which have not been and will not be reviewed by our tax counsel.

  If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Moreover, unless entitled to relief under certain statutory provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. This treatment would significantly reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability to us for the years involved. In addition, distributions to stockholders would no longer be required to be made.

OTHER TAX LIABILITIES

  Even if we qualify for and maintain our REIT status, we will be subject to certain federal, state and local taxes on our income and property. If we have net income from a prohibited transaction (in general, sales or other taxable disposition of property held primarily for sale to customers in the ordinary course of business), such income will be subject to a 100% tax.

INSURANCE

  We carry comprehensive liability, fire, extended coverage and rental loss insurance policies which currently cover all of our Properties with certain specifications and insured limits that we believe are adequate and appropriate under the circumstances. We also carry earthquake insurance on all our Properties. There are, however, certain types of losses that are not generally insured because it is not economically feasible. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our capital invested in the Property, as well as the anticipated future revenue from the property and, in the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the Property. Any such loss would adversely affect us. Moreover, we could generally be liable for any unsatisfied obligations other than non-recourse obligations. We believe that our Properties are adequately insured. In addition, in light of the California earthquake risk, California building codes since the early 1970s have established construction standards for all newly built and renovated buildings, including office buildings, the current and strictest construction standards having been adopted in 1984. We believe all of our Properties were constructed in full compliance with the applicable standards existing at the time of construction. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

DEPENDENCE ON KEY PERSONNEL

  We are dependent on the efforts of our executive officers, particularly Messrs. Ziman, Coleman, Sobel, and Ms. Laing. The loss of their services could have a material adverse effect on our operations.

Each of Messrs. Ziman, Coleman, Sobel, and Ms. Laing have entered into an employment agreement with us.

LIMITS ON CHANGES IN CONTROL

  Certain provisions of our Charter and bylaws (our "Bylaws") as well as our Stockholder rights plan, which is described below, may have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for Arden Realty and may thereby inhibit a change in our control. For example, such provisions may:

  - Deter tender offers for our Common Stock, which offers may be attractive to the stockholders.

  - Deter purchases of large blocks of Common Stock, thereby limiting the opportunity for stockholders to receive a premium for their Common Stock over then-prevailing market prices.

  Limits on Ownership of Common Stock.

  In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding shares of Common Stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of our taxable year (other than the first year for which the election to be treated as a REIT has been made). In addition, if we, or an owner of 10% or more of our Stock, actually or constructively owns 10% or more of a tenant of ours (or a tenant of any partnership in which we are a partner), the rent received by us (either directly or through any such partnership) from such tenant will not be qualifying income for purposes of the REIT gross income tests of the Code. In order to protect us against the risk of losing REIT status due to the concentration of ownership among our stockholders, the ownership limit included in our Charter (our "Ownership Limit") limits actual or constructive ownership of our outstanding shares of Common Stock by any single stockholder to 9.0% (by value or by number of shares, whichever is more restrictive) of the then outstanding shares of Common Stock. Although our Board of Directors presently has no intention of doing so (except as described below), our Board of Directors could waive this restriction with respect to a particular stockholder if it were satisfied, based upon the advice of counsel or a ruling from the Internal Revenue Service, that ownership by such stockholder in excess of the Ownership Limit would not jeopardize our status as a REIT and our Board of Directors otherwise decided such action would be in our best interests. Actual or constructive ownership of shares of Common Stock in excess of the Ownership Limit will cause the violative transfer or ownership to be void with respect to the transferee or owner as to that number of shares in excess of the Ownership Limit and such shares will be automatically transferred to a trust for the exclusive benefit of one or more qualified charitable organizations. That transferee or owner will have no right to vote such shares or be entitled to dividends or other distributions with respect to such shares. Our Board of Directors has waived our Ownership Limit with respect to Mr. Ziman and certain family members and affiliates and permitted these parties to actually and constructively own up to 13.0% of the outstanding shares of Common Stock.

  Additional Common Stock and Preferred Stock Issuances.

  Our Charter authorizes our Board of Directors to cause us to issue authorized but unissued shares of Common Stock or Preferred Stock and to reclassify any unissued shares of Common Stock or classify any unissued and reclassify any previously classified but unissued shares of Preferred Stock and, with respect to the Preferred Stock, to set the preferences, rights and other terms of such classified or unclassified shares. Although our Board of Directors has no such intention at the present time, it could establish a series of Preferred Stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change in control that might involve a premium price for the Common Stock or otherwise be in the best interest of our stockholders.

  Staggered Board.

  Our Board of Directors is divided into three classes of directors. Directors of each class are chosen for three-year terms upon the expiration of their current terms and each year one class of directors will be elected by the stockholders. The staggered terms of directors may reduce the possibility of a tender offer or an attempt to change control even though a tender offer or change in control might be in the best interest of our stockholders.

  Preferred Share Purchase Rights Agreement.

  In August 1998, we declared a dividend distribution of one preferred share purchase right on each outstanding share of our common stock. Subject to limited exceptions, these rights will be exercisable if a person or group (an "Acquiring Person") acquires 15% or more of our common stock or announces a tender offer for 15% or more of our common stock. Under certain circumstances, each right will entitle stockholders to buy one one-hundredth of a share of our newly created Class A Junior Participating Preferred Stock at an exercise price of $75. Our Board of Directors will be entitled to redeem the Rights at $.01 per Right at any time before a person has acquired 15% or more of the outstanding common stock. The Rights Plan will expire in August 2008.

  If a person becomes an Acquiring Person, each right will entitle its holder to purchase, at the right's then-current exercise price, a number of our common shares having a market value at that time of twice the Right's exercise price. Rights held by the Acquiring Person will become void and will not be exercisable to purchase shares at the bargain purchase price. If we are acquired in a merger or other business combination transaction which has not been approved by our Board of Directors, each right will entitle its holder to purchase, at the right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the right's exercise price.

POSSIBLE ENVIRONMENTAL LIABILITIES

  Under federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at the property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by those parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under these laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation or responsibility. The cost of investigation, remediation or removal of the substances may be substantial, and the presence of these substances, or the failure to remediate the contamination on the property, may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at the disposal or treatment facility, whether or not the facility is owned or operated by that person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs incurred with the contamination. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from that site.

  Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos-containing materials when those materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for release of asbestos-containing material and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials. In connection with the ownership and operation of our properties, we may be potentially liable for such costs. Except for two properties, one of which is currently undergoing abatement activities, we are not aware of any friable asbestos-containing materials at any of our properties.

  In the past few years, independent environmental consultants have conducted or updated Phase I Environmental Assessments and other environmental investigations as appropriate ("Environmental Site Assessments") at our Properties. These Environmental Site Assessments have included, among other things, a visual inspection of the Properties and the surrounding area and a review of relevant state, federal and historical documents. Soil and groundwater sampling were performed where warranted and remediation, if necessary, has or is being conducted.

  The Environmental Site Assessments of our Properties identified several Properties that may be impacted by known or suspected regional contamination. The Environmental Site Assessments have not, however, revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations taken as a whole, nor are we aware of any such material environmental liability. Nevertheless, it is possible that our Environmental Site Assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, there can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability or the current environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of our properties (such as the presence of underground storage tanks), or by third parties unrelated to us.

  We believe that our Properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products, except as noted above. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our present Properties, other than as noted above.

ITEM 2. PROPERTIES

GENERAL

  As of December 31, 1998 our portfolio consisted of 138 commercial properties containing approximately 18 million rentable square feet. Our Properties consist primarily of suburban office and industrial properties and individually range from approximately 12,000 to 600,000 rentable square feet. All of our Properties are located in Southern California as follows:

                                                                                 APPROXIMATE NET
                                            NUMBER OF PROPERTIES               RENTABLE SQUARE FEET
                                         ---------------------------   ------------------------------------
                                                  INDUSTRIAL                        INDUSTRIAL
               LOCATION                  OFFICE   AND RETAIL   TOTAL     OFFICE     AND RETAIL     TOTAL
               --------                  ------   ----------   -----   ----------   ----------   ----------
Los Angeles County
  West.................................    25       1            26     3,960,812     36,959      3,997,771
  North................................    28       --           28     2,583,054         --      2,583,054
  South................................    16       --           16     2,206,114         --      2,206,114
  Central..............................     3       --            3       608,789         --        608,789
Orange County..........................    20       --           20     3,202,241         --      3,202,241
San Diego County.......................    21       --           21     2,486,768         --      2,486,768
Ventura County.........................     4       --            4       561,838         --        561,838
Riverside/San Bernardino Counties......     8       4            12       553,896    414,674        968,570
Kern County............................     2       --            2       216,522         --        216,522
                                          ---       --          ---    ----------    -------     ----------
          Subtotal.....................   127       5           132    16,380,034    451,633     16,831,667
Renovation Properties..................     6       --            6     1,141,549         --      1,141,549
                                          ---       --          ---    ----------    -------     ----------
          Total........................   133       5           138    17,521,583    451,633     17,973,216
                                          ===       ==          ===    ==========    =======     ==========

  Following is a summary of our Properties under renovation at December 31, 1998:

                                                                 ESTIMATED
                            APPROXIMATE     ESTIMATED TOTAL       WEIGHTED                    ESTIMATED
                            NET RENTABLE       COST PER        AVERAGE ANNUAL    PERCENT    STABILIZATION
         PROPERTY           SQUARE FEET       SQ. FT.(1)       RENTAL RATE(2)    LEASED         DATE
         --------           ------------    ---------------    --------------    -------    -------------
299 Euclid................      73,400           $140              $23.75          100%      1st QTR 1999
1821 Dyer Boulevard.......     115,061           $ 88              $17.59           56%      2nd QTR 1999
535 Brand Boulevard.......     109,187           $175              $23.23           53%      2nd QTR 1999
5200 West Century.........     310,910           $ 65              $15.66           63%      2nd QTR 1999
Tourney Pointe............     219,991           $151              $21.03            6%      4th QTR 1999
Westwood Center...........     313,000           $251              $34.80           --       2nd QTR 2000
                             ---------
                             1,141,549
                             =========

---------------
(1) Estimated total cost per square foot includes all purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during renovation.

(2) Except for 299 Euclid, anticipated weighted average annual rental rate represents the weighted average of the in-place rental rates for occupied space and market rental rates for vacant space. Our estimates of the market rental rates are based on current trends which could change or reverse at any time as a result of future events. The calculation for 299 Euclid, which is 100% leased, was based on leases in place. Our ability to rent vacant space at estimated levels is highly dependent upon many factors over which we have no control. We undertake no obligation to update or correct these estimates if future events prove them to be inaccurate.

PORTFOLIO SUMMARY

  The following table sets forth certain information regarding our properties as of December 31, 1998:

                                 PERCENT OCCUPIED                PERCENT LEASED
                               AT DECEMBER 31, 1998           AT DECEMBER 31, 1998
                            ---------------------------    ---------------------------
                                     INDUSTRIAL                     INDUSTRIAL
                                        AND                            AND
        LOCATION:           OFFICE     RETAIL     TOTAL    OFFICE     RETAIL     TOTAL
        ---------           ------   ----------   -----    ------   ----------   -----
Los Angeles County
  West....................   90.0%     100.0%     90.1%     91.6%     100.0%     91.7%
  North...................   91.2%        --      91.2%     92.6%        --      92.6%
  South...................   88.6%        --      88.6%     88.6%        --      88.6%
  Central.................   88.1%        --      88.1%     88.1%        --      88.1%
Orange County.............   94.9%        --      94.9%     96.1%        --      96.1%
San Diego County..........   95.1%        --      95.1%     95.7%        --      95.7%
Ventura County............   93.7%        --      93.7%     94.0%        --      94.0%
Riverside/San Bernardino
  Counties................   79.7%      94.9%     86.2%     81.3%      95.2%     87.3%
Kern County...............   93.3%        --      93.3%     94.9%        --      94.9%
                             ----      -----      ----      ----      -----      ----
    Subtotal/Weighted
      Average.............   91.5%      95.3%     91.6%     92.5%      95.6%     92.6%
Renovation Properties.....   28.6%        --      28.6%     38.4%        --      38.4%
                             ----      -----      ----      ----      -----      ----
Weighted Average
  Total/Weighted
    Average...............   87.5%      95.3%     87.7%     89.1%      95.6%     89.2%
                             ====      =====      ====      ====      =====      ====

                                         ANNUALIZED BASE RENT
                                      PER LEASED SQUARE FOOT(1)
                            ----------------------------------------------
                                     INDUSTRIAL
                                        AND                 FULL SERVICE
        LOCATION:           OFFICE     RETAIL     TOTAL    GROSS LEASES(2)
        ---------           ------   ----------   ------   ---------------
Los Angeles County
  West....................  $22.57     $24.60     $22.59       $22.57
  North...................  $19.35         --     $19.35       $20.39
  South...................  $16.97         --     $16.97       $18.55
  Central.................  $19.86         --     $19.86       $19.86
Orange County.............  $15.18         --     $15.18       $17.41
San Diego County..........  $14.77         --     $14.77       $17.25
Ventura County............  $16.62         --     $16.62       $16.62
Riverside/San Bernardino
  Counties................  $14.16     $ 8.07     $11.32       $16.60
Kern County...............  $21.94         --     $21.94           --
                            ------     ------     ------       ------
    Subtotal/Weighted
      Average.............  $18.05     $ 9.48     $17.82       $19.73
Renovation Properties.....  $16.24         --     $16.24       $16.82
                            ------     ------     ------       ------
Weighted Average
  Total/Weighted
    Average...............  $18.00     $ 9.48     $17.77       $19.65
                            ======     ======     ======       ======

---------------
(1) Annualized base rent is calculated as monthly contractual base rent under existing leases as of December 31, 1998, multiplied by 12; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is received is used to determine Annualized Base Rent.

(2) Excludes 48 properties and 4,718,622 square feet under triple net and modified gross leases.

  We believe our Properties have desirable locations within established business communities and are well maintained. Of our 138 Properties, 113 have been built since 1980 and 39 have been substantially renovated within the last five years. The average age of our buildings is approximately 15 years. Our Properties offer an array of amenities including security, parking, conference facilities, on-site management, food services and health clubs.

  We believe that the location, quality of construction and building amenities, as well as our reputation for providing a high level of tenant service, have enabled us to attract and retain a diverse tenant base. As of December 31, 1998, no one tenant represented more than 2% of the aggregate Annualized Base Rent (as defined herein) of our Properties, and only five tenants individually represented more than 1% of our aggregate Annualized Base Rent.

  Our Properties are leased to a variety of local, national and foreign businesses. Leases are typically structured for terms of three, five or 10 years. Most of the leases are full service, gross leases under which tenants typically pay for all real property taxes and operating expenses above those for an established base year or expense stop. Leases typically contain provisions permitting tenants to renew at prevailing market rates. Under these leases, we are generally responsible for structural repairs. Finally, tenants generally pay directly (without regard to a base year or expense stop) for overtime use of air conditioning and for on site monthly employee and visitor parking.

  Although the leases at our Properties primarily consist of gross leases, approximately 15% of the total portfolio leased square footage as of December 31, 1998 is leased pursuant to triple net leases. In general, triple net leases require the tenants to pay all real property taxes, insurance and expenses of maintaining the leased space and have renewal and termination provisions similar to those described above.

  Our Properties are regionally managed under active central control. All administration (including the formation and implementation of policies and procedures), leasing, capital expenditures and construction decisions are centrally administered at our corporate office. We employ regional managers to oversee and direct the day-to-day operations of our Properties, as well as the on-site personnel, which may include a manager, assistant manager and other necessary staff. Regional managers communicate frequently with our corporate office to implement our policies and procedures.

  The on-site staffing of each property is dictated by the property's size, tenant profile, number of tenants and location. We contract with third parties for cleaning services, day porters, engineers and any other personnel necessary to operate our Properties.

  The following table sets forth certain information regarding our 138 Properties as of December 31, 1998:

                                                                                                                       PERCENTAGE
                                                                                                                        OF TOTAL
                                                                                                                        PORTFOLIO
                                                                                            YEAR(S)     APPROXIMATE        NET
                                                                                             BUILT/     NET RENTABLE    RENTABLE
          PROPERTY NAME                          SUBMARKET                   LOCATION      RENOVATED    SQUARE FEET    SQUARE FEET
----------------------------------  -----------------------------------  ----------------  ----------   ------------   -----------
OFFICE
LOS ANGELES COUNTY
Los Angeles West
9665 Wilshire.....................  Beverly Hills/Century City           Beverly Hills     1972/92-93       158,684         0.9%
Beverly Atrium....................  Beverly Hills/Century City           Beverly Hills        1989           61,314         0.3%
8383 Wilshire.....................  Beverly Hills/Century City           Beverly Hills      1971/93         417,463         2.3%
120 Spalding......................  Beverly Hills/Century City           Beverly Hills        1984           60,656         0.3%
9100 Wilshire.....................  Beverly Hills/Century City           Beverly Hills      1971/90         326,227         1.8%
Century Park Center...............  Beverly Hills/Century City           Los Angeles        1972/94         243,404         1.4%
10350 Santa Monica................  Beverly Hills/Century City           Los Angeles          1979           42,292         0.2%
10351 Santa Monica................  Beverly Hills/Century City           Los Angeles          1984           96,251         0.5%
Westwood Terrace..................  Westwood/West Los Angeles            Los Angeles          1988          135,943         0.8%
1950 Sawtelle.....................  Westwood/West Los Angeles            Los Angeles        1988/95         103,772         0.6%
10780 Santa Monica................  Westwood/West Los Angeles            Los Angeles          1984           92,486         0.5%
Wilshire Pacific Plaza............  Westwood/West Los Angeles            Los Angeles       1976/1987        100,122         0.6%
World Savings Center(2)(3)........  Westwood/West Los Angeles            Los Angeles          1983          469,115         2.6%
11075 Santa Monica................  Westwood/West Los Angeles            Los Angeles          1983           35,696         0.2%
2730 Wilshire(4)..................  Westwood/West Los Angeles            Santa Monica         1985           55,080         0.3%
Carlsberg Corporate Center........  Westwood/West Los Angeles            Santa Monica         1979          103,506         0.6%
1919 Santa Monica.................  Westwood/West Los Angeles            Santa Monica         1991           44,096         0.2%
400 Corporate Pointe..............  Marina Area/Culver City/LAX          Culver City          1987          164,598         0.9%
600 Corporate Pointe..............  Marina Area/Culver City/LAX          Culver City          1989          273,339         1.5%
Bristol Plaza.....................  Marina Area/Culver City/LAX          Culver City          1982           84,014         0.5%
Skyview Center....................  Marina Area/Culver City/LAX          Los Angeles       1981,87/95       391,675         2.2%
Northpoint........................  Marina Area/Culver City/LAX          Los Angeles          1991          104,235         0.6%
The New Wilshire..................  Park Mile/West Hollywood             Los Angeles          1986          202,704         1.1%
145 South Fairfax.................  Park Mile/West Hollywood             Los Angeles          1984           54,429         0.3%
9201 Sunset.......................  Park Mile/West Hollywood             Los Angeles       1963/92-95       139,711         0.8%
                                                                                                         ----------       -----
  Subtotal/Weighted Average  --
    Los Angeles West                                                                                      3,960,812        22.0%
Los Angeles North
Calabasas Commerce Center.........  Simi/Conejo Valley                   Calabasas            1990          123,121         0.7%
Calabasas Tech Center.............  Simi/Conejo Valley                   Calabasas            1990          273,526         1.5%


                                                                      ANNUALIZED
                                               ANNUALIZED    NUMBER    BASE RENT
                                    PERCENT   BASE RENT(1)     OF     PER LEASED
          PROPERTY NAME             LEASED      ($000S)      LEASES   SQUARE FOOT
----------------------------------  -------   ------------   ------   -----------
OFFICE
LOS ANGELES COUNTY
Los Angeles West
9665 Wilshire.....................   100.0%     $  4,691        23      $29.74
Beverly Atrium....................    83.6%        1,307        10       25.49
8383 Wilshire.....................    89.6%        7,669       131       20.50
120 Spalding......................   100.0%        2,211        19       35.79
9100 Wilshire.....................    88.2%        6,204        76       21.56
Century Park Center...............    89.9%        4,635        91       21.19
10350 Santa Monica................    92.3%          718        16       18.39
10351 Santa Monica................    97.1%        1,698        17       18.17
Westwood Terrace..................    99.6%        3,244        28       23.95
1950 Sawtelle.....................    96.2%        1,977        35       19.80
10780 Santa Monica................    92.5%        1,670        32       19.52
Wilshire Pacific Plaza............    77.1%        1,481        34       19.19
World Savings Center(2)(3)........    95.1%       13,259        51       29.73
11075 Santa Monica................   100.0%          627         5       17.55
2730 Wilshire(4)..................    85.3%        1,038        28       22.08
Carlsberg Corporate Center........    94.0%        2,070        41       21.29
1919 Santa Monica.................   100.0%        1,065         5       24.33
400 Corporate Pointe..............    98.3%        3,317        18       20.51
600 Corporate Pointe..............    93.1%        4,741        22       18.63
Bristol Plaza.....................    90.7%        1,332        24       17.48
Skyview Center....................    90.3%        5,836        47       16.50
Northpoint........................    96.4%        3,184         6       31.69
The New Wilshire..................    87.2%        3,720        34       21.05
145 South Fairfax.................   100.0%        1,057        13       19.57
9201 Sunset.......................    71.1%        3,146        55       31.67
                                     -----      --------     -----      ------
  Subtotal/Weighted Average  --
    Los Angeles West                  91.6%     $ 81,897       861      $22.57
Los Angeles North
Calabasas Commerce Center.........   100.0%     $  1,827        13      $14.47
Calabasas Tech Center.............   100.0%        5,241        12       19.16

                                                                                                                       PERCENTAGE
                                                                                                                        OF TOTAL
                                                                                                                        PORTFOLIO
                                                                                            YEAR(S)     APPROXIMATE        NET
                                                                                             BUILT/     NET RENTABLE    RENTABLE
          PROPERTY NAME                          SUBMARKET                   LOCATION      RENOVATED    SQUARE FEET    SQUARE FEET
----------------------------------  -----------------------------------  ----------------  ----------   ------------   -----------
Thousand Oaks Plaza...............  Simi/Conejo Valley                   Thousand Oaks        1988           13,434         0.1%
Rancho Plaza......................  Simi/Conejo Valley                   Thousand Oaks        1987           24,057         0.1%
Pennsfield Plaza..................  Simi/Conejo Valley                   Thousand Oaks        1989           21,202         0.1%
Conejo Business Park..............  Simi/Conejo Valley                   Thousand Oaks        1991           69,017         0.4%
Marin Corporate Center............  Simi/Conejo Valley                   Thousand Oaks        1986           51,360         0.3%
Evergreen Plaza...................  Simi/Conejo Valley                   Thousand Oaks      1979/96          75,722         0.4%
5601 Lindero Canyon...............  Simi/Conejo Valley                   Westlake             1989          105,830         0.6%
Renaissance Court.................  Simi/Conejo Valley                   Westlake           1981/92          61,245         0.3%
Westlake Gardens..................  Simi/Conejo Valley                   Westlake             1998           49,639         0.3%
6800 Owensmouth(3)................  West San Fernando Valley             Canoga Park          1986           80,014         0.4%
Woodland Hills Financial Center...  West San Fernando Valley             Woodland Hills     1972/95         224,955         1.4%
Clarendon Crest...................  West San Fernando Valley             Woodland Hills       1990           43,063         0.2%
Lyons Plaza.......................  Santa Clarita Valley                 Santa Clarita        1990           61,203         0.3%
16000 Ventura.....................  Central San Fernando Valley          Encino             1980/96         174,841         1.0%
Sumitomo Bank Building............  Central San Fernando Valley          Sherman Oaks      1970/90-91       110,641         0.6%
Noble Professional Center.........  Central San Fernando Valley          Sherman Oaks       1985/93          51,828         0.3%
Sunset Pointe Plaza...............  Valencia                             Newhall              1988           58,105         0.3%
303 Glenoaks......................  East San Fernando Valley/Tri-Cities  Burbank            1983/96         175,449         1.0%
601 South Glenoaks................  East San Fernando Valley/Tri-Cities  Burbank              1990           72,524         0.4%
Burbank Executive Plaza...........  East San Fernando Valley/Tri-Cities  Burbank              1983           60,395         0.3%
California Federal Building.......  East San Fernando Valley/Tri-Cities  Burbank              1978           82,467         0.5%
425 West Broadway.................  East San Fernando Valley/Tri-Cities  Glendale             1984           71,589         0.4%
Glendale Corporate Center.........  East San Fernando Valley/Tri-Cities  Glendale             1985          108,209         0.6%
70 South Lake.....................  East San Fernando Valley/Tri-Cities  Pasadena           1982/94         100,133         0.6%
150 East Colorado.................  East San Fernando Valley/Tri-Cities  Pasadena           1979/97          61,168         0.3%
5161 Lankershim...................  East San Fernando Valley/Tri-Cities  North Hollywood    1985/97         178,317         1.0%
                                                                                                         ----------       -----
  Subtotal/Weighted Average  --
    Los Angeles North                                                                                     2,583,054        14.4%
Los Angeles South
4811 Airport Plaza(3).............  Long Beach                           Long Beach         1987/95         121,610         0.7%
4900/10 Airport Plaza(3)..........  Long Beach                           Long Beach         1987/95         150,403         0.8%
5000 Spring(3)....................  Long Beach                           Long Beach         1989/95         163,358         0.9%
100 West Broadway.................  Long Beach                           Long Beach         1987/96         191,727         1.1%
1501 Hughes Way...................  Long Beach                           Long Beach         1983/97          77,060         0.4%
3901 Via Oro......................  Long Beach                           Long Beach         1986/97          53,195         0.3%


                                                                      ANNUALIZED
                                               ANNUALIZED    NUMBER    BASE RENT
                                    PERCENT   BASE RENT(1)     OF     PER LEASED
          PROPERTY NAME             LEASED      ($000S)      LEASES   SQUARE FOOT
----------------------------------  -------   ------------   ------   -----------
Thousand Oaks Plaza...............   100.0%     $    212         6      $15.78
Rancho Plaza......................    93.5%          349        19       15.51
Pennsfield Plaza..................    55.2%          193         9       16.49
Conejo Business Park..............    80.2%        1,001        26       18.08
Marin Corporate Center............    96.7%          993        30       20.00
Evergreen Plaza...................    93.2%        1,235        38       17.51
5601 Lindero Canyon...............   100.0%        1,206         2       11.39
Renaissance Court.................    86.7%        1,005        15       18.92
Westlake Gardens..................    70.0%          842        13       24.26
6800 Owensmouth(3)................    83.4%        1,205        21       18.06
Woodland Hills Financial Center...    83.4%        4,082        62       21.76
Clarendon Crest...................    95.7%          765        11       18.57
Lyons Plaza.......................    91.0%        1,230        24       22.08
16000 Ventura.....................    89.2%        2,955        44       18.96
Sumitomo Bank Building............    85.2%        1,841        43       19.52
Noble Professional Center.........    90.6%        1,032        18       21.97
Sunset Pointe Plaza...............   100.0%        1,254        29       21.64
303 Glenoaks......................   100.0%        3,685        26       20.84
601 South Glenoaks................   100.0%        1,365        16       18.82
Burbank Executive Plaza...........    96.8%        1,283        13       21.94
California Federal Building.......   100.0%        1,741        11       21.43
425 West Broadway.................    92.1%        1,263        13       19.16
Glendale Corporate Center.........    88.6%        1,766        17       18.43
70 South Lake.....................    99.8%        2,107        18       21.09
150 East Colorado.................    88.7%          994        19       18.32
5161 Lankershim...................    92.0%        3,620         9       22.07
                                     -----      --------     -----      ------
  Subtotal/Weighted Average  --
    Los Angeles North                 92.6%     $ 46,292       577      $19.35
Los Angeles South
4811 Airport Plaza(3).............   100.0%     $  1,051         1      $ 8.64
4900/10 Airport Plaza(3)..........   100.0%        1,173         1        7.80
5000 Spring(3)....................    97.3%        3,183        30       20.03
100 West Broadway.................    98.0%        3,969        30       21.13
1501 Hughes Way...................    45.1%          513         3       14.74
3901 Via Oro......................    85.1%          704         3       15.54

                                                                                                                       PERCENTAGE
                                                                                                                        OF TOTAL
                                                                                                                        PORTFOLIO
                                                                                            YEAR(S)     APPROXIMATE        NET
                                                                                             BUILT/     NET RENTABLE    RENTABLE
          PROPERTY NAME                          SUBMARKET                   LOCATION      RENOVATED    SQUARE FEET    SQUARE FEET
----------------------------------  -----------------------------------  ----------------  ----------   ------------   -----------
100 Oceangate Tower...............  Long Beach                           Long Beach        1971/93-94       210,907         1.2%
12501 East Imperial Highway.......  Long Beach                           Norwalk            1978/94         122,175         0.7%
91 Freeway Center.................  Mid-Cities                           Artesia            1986/97          94,516         0.5%
Continental Grand.................  El Segundo                           El Segundo           1986          235,926         1.3%
Grand Avenue Plaza................  El Segundo                           El Segundo         1979,80          84,500         0.5%
South Bay Centre..................  Torrance                             Gardena              1984          202,830         1.1%
Harbor Corporate Center...........  Torrance                             Gardena              1985           63,925         0.4%
Pacific Gateway II................  Torrance                             Torrance           1982/90         223,731         1.2%
Mariner Court.....................  Torrance                             Torrance             1989          105,436         0.6%
South Bay Technology Center.......  Torrance                             Torrance             1984          104,815         0.6%
                                                                                                         ----------       -----
  Subtotal/Weighted Average  --
    Los Angeles South                                                                                     2,206,114        12.3%
Los Angeles Central
Los Angeles Corporate Center......  San Gabriel Valley                   Monterey Park      1984,86         389,293         2.1%
Whittier Financial Center.........  San Gabriel Valley                   Whittier           1967,82         135,415         0.8%
1370 Valley Vista.................  San Gabriel Valley                   Diamond Bar          1988           84,081         0.5%
                                                                                                         ----------       -----
  Subtotal/Weighted Average  --
    Los Angeles Central                                                                                     608,789         3.4%
ORANGE COUNTY
5832 Bolsa........................  West County                          Huntington Beach     1985           49,355         0.3%
Huntington Beach Plaza I & II.....  West County                          Huntington Beach   1984/96          52,186         0.3%
5702 Bolsa........................  West County                          Huntington Beach   1987/97          27,731         0.2%
5672 Bolsa........................  West County                          Huntington Beach     1987           11,968         0.1%
5632 Bolsa........................  West County                          Huntington Beach     1987           21,568         0.1%
Huntington Commerce Center........  West County                          Huntington Beach     1987           67,551         0.4%
City Centre.......................  West County                          Fountain Valley      1982          302,519         1.7%
Fountain Valley Plaza.............  West County                          Fountain Valley      1982          107,252         0.6%
3300 Irvine Avenue................  Greater Airport Area                 Newport Beach      1981/97          74,224         0.4%
Von Karman Corporate Center.......  Greater Airport Area                 Irvine             1981/84         451,477         2.5%
1503 South Coast..................  Greater Airport Area                 Costa Mesa         1979/97          60,605         0.3%
Anaheim City Centre(3)............  Tri-Freeway Area                     Anaheim            1986/91         175,391         1.0%
Crown Cabot.......................  South County                         Laguna Niguel        1989          172,900         1.0%
625 The City......................  Tri-Freeway Area                     Orange             1985/97         139,806         0.8%
One Venture.......................  South County                         Irvine             1990/97          43,324         0.2%
Orange Financial Center...........  Central County                       Orange             1985/95         305,439         1.7%


                                                                      ANNUALIZED
                                               ANNUALIZED    NUMBER    BASE RENT
                                    PERCENT   BASE RENT(1)     OF     PER LEASED
          PROPERTY NAME             LEASED      ($000S)      LEASES   SQUARE FOOT
----------------------------------  -------   ------------   ------   -----------
100 Oceangate Tower...............    83.1%     $  2,894        37      $16.51
12501 East Imperial Highway.......    96.9%        2,029         5       17.15
91 Freeway Center.................    97.9%        1,691        19       18.28
Continental Grand.................    89.4%        4,772        35       22.63
Grand Avenue Plaza................   100.0%        1,303         6       16.00
South Bay Centre..................    91.2%        3,215        37       17.38
Harbor Corporate Center...........    72.0%          655        15       14.23
Pacific Gateway II................    72.8%        3,107        32       19.09
Mariner Court.....................    96.4%        1,738        37       17.09
South Bay Technology Center.......    78.3%        1,174         8       14.30
                                     -----      --------     -----      ------
  Subtotal/Weighted Average  --
    Los Angeles South                 88.6%     $ 33,171       299      $16.97
Los Angeles Central
Los Angeles Corporate Center......    85.3%     $  6,530        29      $19.66
Whittier Financial Center.........    90.0%        2,487        41       20.41
1370 Valley Vista.................    97.6%        1,635        16       19.92
                                     -----      --------     -----      ------
  Subtotal/Weighted Average  --
    Los Angeles Central               88.1%     $ 10,652        86      $19.86
ORANGE COUNTY
5832 Bolsa........................   100.0%     $    699         1      $14.16
Huntington Beach Plaza I & II.....    91.1%          684        14       14.39
5702 Bolsa........................   100.0%          191         2        6.89
5672 Bolsa........................   100.0%           75         1        6.24
5632 Bolsa........................   100.0%          155         1        7.20
Huntington Commerce Center........    97.9%          453        21        6.85
City Centre.......................    98.7%        4,420        30       14.80
Fountain Valley Plaza.............   100.0%        1,758         4       16.39
3300 Irvine Avenue................    90.8%        1,267        28       18.81
Von Karman Corporate Center.......    93.6%        6,647        30       15.73
1503 South Coast..................    95.4%          871        23       15.07
Anaheim City Centre(3)............    93.6%        3,039        12       18.51
Crown Cabot.......................   100.0%        3,767        37       21.68
625 The City......................    98.6%        2,538        33       18.41
One Venture.......................    65.5%          623         8       21.95
Orange Financial Center...........    96.9%        5,740        42       19.39

                                                                                                                       PERCENTAGE
                                                                                                                        OF TOTAL
                                                                                                                        PORTFOLIO
                                                                                            YEAR(S)     APPROXIMATE        NET
                                                                                             BUILT/     NET RENTABLE    RENTABLE
          PROPERTY NAME                          SUBMARKET                   LOCATION      RENOVATED    SQUARE FEET    SQUARE FEET
----------------------------------  -----------------------------------  ----------------  ----------   ------------   -----------
Centerpointe La Palma.............  North County                         La Palma          1986,88,90       597,550         3.2%
Lambert Office Plaza..............  North County                         Brea               1986/97          32,807         0.2%
Savi Tech Center..................  North County                         Yorba Linda          1989          341,446         1.9%
Yorba Linda Business Park.........  North County                         Yorba Linda          1988          167,142         0.9%
                                                                                                         ----------       -----
  Subtotal/Weighted Average  --
    Orange County.................                                                                        3,202,241        17.8%
SAN DIEGO COUNTY
Imperial Bank Tower(3)............  Downtown                             San Diego          1982/96         540,413         2.9%
Foremost Professional Plaza.......  I-15 Corridor                        San Diego            1992           60,534         0.3%
Activity Business Center..........  I-15 Corridor                        San Diego            1987          167,045         0.9%
Bernardo Regency..................  I-15 Corridor                        San Diego            1986           47,916         0.3%
Carlsbad Corporate Center.........  North Coast                          Carlsbad             1996          125,000         0.7%
10180 Scripps Ranch...............  I-15 Corridor                        San Diego          1978/96          43,560         0.2%
Cymer Technology Center...........                                       Rancho
                                    I-15 Corridor                        Bernardino           1986          155,612         0.9%
10965-93 Via Frontera.............                                       Rancho
                                    I-15 Corridor                        Bernardino         1982/97          77,920         0.4%
Poway Industrial..................  I-15 Corridor                        Poway              1991/96         112,000         0.6%
Balboa Corporate Center...........  Mission Valley/Kearny Mesa           San Diego            1990           69,890         0.4%
Panorama Corporate Center.........  Mission Valley/Kearny Mesa           San Diego            1991          133,245         0.7%
Ruffin Corporate Center...........  Mission Valley/Kearny Mesa           San Diego            1990           45,059         0.3%
Skypark Office Plaza..............  Mission Valley/Kearny Mesa           San Diego            1986          202,164         1.1%
Governor Park Plaza...............  North City                           San Diego            1986          104,065         0.6%
Westridge.........................  North City                           San Diego          1984/96          48,850         0.3%
5120 Shoreham.....................  North City                           San Diego            1984           37,759         0.2%
Sorrento Valley Science Park......  North City                           San Diego            1984          181,207         1.0%
Torreyanna Science Park...........  North City                           La Jolla           1980/97          81,204         0.5%
Uniden Building...................  North City                           San Diego            1990           28,119         0.2%
Genesee Executive Park............  North City                           San Diego            1984          155,820         0.9%
10251 Vista Sorrento..............  North City                           San Diego          1981/95          69,386         0.4%
                                                                                                         ----------       -----
  Subtotal/Weighted Average  --
    San Diego County..............                                                                        2,486,768        13.8%
VENTURA COUNTY
Center Promenade..................  West County                          Ventura              1982          174,837         0.9%
1000 Town Center..................  West County                          Oxnard               1989          107,653         0.6%
Solar Drive Business Park.........  West County                          Oxnard               1982          125,132         0.7%


                                                                      ANNUALIZED
                                               ANNUALIZED    NUMBER    BASE RENT
                                    PERCENT   BASE RENT(1)     OF     PER LEASED
          PROPERTY NAME             LEASED      ($000S)      LEASES   SQUARE FOOT
----------------------------------  -------   ------------   ------   -----------
Centerpointe La Palma.............    95.0%     $  9,486        83      $16.72
Lambert Office Plaza..............    85.5%          500         8       17.82
Savi Tech Center..................   100.0%        2,611         4        7.65
Yorba Linda Business Park.........    96.5%        1,188        61        7.36
                                     -----      --------     -----      ------
  Subtotal/Weighted Average  --
    Orange County.................    96.1%     $ 46,712       443      $15.18
SAN DIEGO COUNTY
Imperial Bank Tower(3)............    90.2%     $  8,548        66      $17.54
Foremost Professional Plaza.......    91.0%        1,125        39       20.42
Activity Business Center..........    92.4%        1,717        40       11.12
Bernardo Regency..................    92.2%          784        19       17.75
Carlsbad Corporate Center.........   100.0%        1,628         1       13.02
10180 Scripps Ranch...............   100.0%          381         1        8.75
Cymer Technology Center...........
                                     100.0%        1,659         2       10.66
10965-93 Via Frontera.............
                                      93.4%          639         5        8.78
Poway Industrial..................   100.0%          605         1        5.40
Balboa Corporate Center...........   100.0%          728         1       10.42
Panorama Corporate Center.........   100.0%        2,237         1       16.79
Ruffin Corporate Center...........   100.0%          407         1        9.57
Skypark Office Plaza..............    94.4%        3,205        13       16.08
Governor Park Plaza...............    98.6%        1,603        18       15.40
Westridge.........................   100.0%          566         4       11.59
5120 Shoreham.....................   100.0%          639         1       16.92
Sorrento Valley Science Park......   100.0%        2,677        10       14.77
Torreyanna Science Park...........   100.0%        1,608         1       19.80
Uniden Building...................   100.0%          330         2       11.74
Genesee Executive Park............    90.0%        3,007        17       21.44
10251 Vista Sorrento..............   100.0%        1,060         1       15.28
                                     -----      --------     -----      ------
  Subtotal/Weighted Average  --
    San Diego County..............    95.7%     $ 35,153       244      $14.77
VENTURA COUNTY
Center Promenade..................    89.6%     $  2,424        55      $15.47
1000 Town Center..................   100.0%        2,123        13       19.72
Solar Drive Business Park.........    97.1%        2,114        41       17.40

                                                                                                                       PERCENTAGE
                                                                                                                        OF TOTAL
                                                                                                                        PORTFOLIO
                                                                                            YEAR(S)     APPROXIMATE        NET
                                                                                             BUILT/     NET RENTABLE    RENTABLE
          PROPERTY NAME                          SUBMARKET                   LOCATION      RENOVATED    SQUARE FEET    SQUARE FEET
----------------------------------  -----------------------------------  ----------------  ----------   ------------   -----------
Camarillo Business Center.........  West County                          Camarillo         1984/1997        154,216         0.9%
                                                                                                         ----------       -----
  Subtotal/Weighted Average --
    Ventura County................                                                                          561,838         3.1%
RIVERSIDE AND SAN BERNARDINO
  COUNTIES
Centrelake Plaza..................  Inland Empire West                   Ontario              1989          110,763         0.6%
Tower Plaza I.....................  Temecula                             Temecula             1988           72,350         0.4%
Tower Plaza II....................  Temecula                             Temecula             1983           19,301         0.1%
Tower Plaza III...................  Temecula                             Temecula             1983           12,483         0.1%
Chicago Avenue Business Park......  Inland Empire East                   Riverside            1986           47,482         0.3%
Hunter Business Park..............  Inland Empire East                   Riverside            1990          106,782         0.6%
Havengate Center..................  Inland Empire East                   Rancho Cucamonga     1985           80,557         0.4%
HDS Plaza.........................  Inland Empire East                   San Bernardino       1987          104,178         0.6%
                                                                                                         ----------       -----
  Subtotal/Weighted Average --
    Riverside and San Bernardino
    Counties......................                                                                          553,896         3.1%
KERN COUNTY
Parkway Center....................  Bakersfield                          Bakersfield        1992,95          61,333         0.3%
California Twin Center............  Bakersfield                          Bakersfield          1983          155,189         0.9%
                                                                                                         ----------       -----
  Subtotal/Weighted Average --
    Kern County...................                                                                          216,522         1.2%
                                                                                                         ----------       -----
Total/ Weighted Average -- Office
  (Excluding properties under
  renovation).....................                                                                       16,380,034        91.1%
INDUSTRIAL
RIVERSIDE AND SAN BERNARDINO
  COUNTIES
Ontario Airport Commerce Center...  Inland Empire West                   Ontario            1987/97         213,127         1.3%
Highlands I.......................  Temecula                             Temecula             1988           26,856         0.1%
Highlands II......................  Temecula                             Temecula             1990           41,210         0.2%
                                                                                                         ----------       -----
Total/Weighted
  Average-- Industrial............                                                                          281,193         1.6%


                                                                      ANNUALIZED
                                               ANNUALIZED    NUMBER    BASE RENT
                                    PERCENT   BASE RENT(1)     OF     PER LEASED
          PROPERTY NAME             LEASED      ($000S)      LEASES   SQUARE FOOT
----------------------------------  -------   ------------   ------   -----------
Camarillo Business Center.........    92.4%     $  2,121        21      $14.89
                                     -----      --------     -----      ------
  Subtotal/Weighted Average --
    Ventura County................    94.0%     $  8,782       130      $16.63
RIVERSIDE AND SAN BERNARDINO
  COUNTIES
Centrelake Plaza..................    77.7%     $  1,543        17      $17.94
Tower Plaza I.....................    89.1%        1,004        19       15.56
Tower Plaza II....................    97.0%          221        22       11.83
Tower Plaza III...................    75.0%          108        20       11.50
Chicago Avenue Business Park......    86.4%          569         6       13.86
Hunter Business Park..............    77.1%          517        13        6.29
Havengate Center..................    71.9%          913         9       15.77
HDS Plaza.........................    87.1%        1,505        14       16.59
                                     -----      --------     -----      ------
  Subtotal/Weighted Average --
    Riverside and San Bernardino
    Counties......................    81.3%     $  6,380       120      $14.17
KERN COUNTY
Parkway Center....................    90.5%     $    993         9      $17.89
California Twin Center............    96.7%        3,518        11       23.44
                                     -----      --------     -----      ------
  Subtotal/Weighted Average --
    Kern County...................    94.9%     $  4,511        20      $21.95
                                     -----      --------     -----      ------
Total/ Weighted Average -- Office
  (Excluding properties under
  renovation).....................    92.5%     $273,550     2,780      $18.05
INDUSTRIAL
RIVERSIDE AND SAN BERNARDINO
  COUNTIES
Ontario Airport Commerce Center...    97.7%     $  1,277        44      $ 6.13
Highlands I.......................   100.0%          250         9        9.32
Highlands II......................   100.0%          366        13        8.89
                                     -----      --------     -----      ------
Total/Weighted
  Average-- Industrial............    98.2%     $  1,893        66      $ 6.86

                                                                                                                       PERCENTAGE
                                                                                                                        OF TOTAL
                                                                                                                        PORTFOLIO
                                                                                            YEAR(S)     APPROXIMATE        NET
                                                                                             BUILT/     NET RENTABLE    RENTABLE
          PROPERTY NAME                          SUBMARKET                   LOCATION      RENOVATED    SQUARE FEET    SQUARE FEET
----------------------------------  -----------------------------------  ----------------  ----------   ------------   -----------
RETAIL
RIVERSIDE AND SAN BERNARDINO
  COUNTIES
Tower Plaza Retail................  Temecula                             Temecula           1970/97         133,481         0.7%
Los Angeles West
Howard Hughes Spectrum............  Marina Area/Culver City/LAX          Los Angeles          1993           36,959       100.0%
                                                                                                         ----------       -----
Total-Retail......................                                                                          170,440         0.9%
                                                                                                         ----------       -----
Total Industrial and Retail.......                                                                          451,633         2.5%
                                                                                                         ----------       -----
Portfolio Total (excluding
  renovations)....................                                                                       16,831,667        93.6%
RENOVATIONS
Westwood Center(5)(6).............  Westwood/West Los Angeles            Los Angeles          1965          313,000         1.8%
5200 West Century(6)..............  Marina Area/Culver City/LAX          Los Angeles          1982          310,910         1.8%
Tourney Pointe(6)(7)..............  Santa Clarita Valley                 Valencia           1985/98         219,991         1.2%
535 Brand Boulevard(6)............  East San Fernando Valley/Tri-Cities  Glendale           1973/92         109,187         0.6%
299 Euclid(6).....................  East San Fernando Valley/Tri-Cities  Pasadena             1983           73,400         0.4%
1821 Dyer Boulevard(6)............  Greater Airport Area                 Irvine             1980/88         115,061         0.6%
                                                                                                         ----------       -----
Total Renovations.................                                                                        1,141,549         6.4%
Total Office (including
  renovations)....................                                                                       17,521,583        97.5%
                                                                                                         ----------       -----
Portfolio total...................                                                                       17,973,216       100.0%
                                                                                                         ==========       =====


                                                                      ANNUALIZED
                                               ANNUALIZED    NUMBER    BASE RENT
                                    PERCENT   BASE RENT(1)     OF     PER LEASED
          PROPERTY NAME             LEASED      ($000S)      LEASES   SQUARE FOOT
----------------------------------  -------   ------------   ------   -----------
RETAIL
RIVERSIDE AND SAN BERNARDINO
  COUNTIES
Tower Plaza Retail................    88.7%     $  1,291        21      $10.91
Los Angeles West
Howard Hughes Spectrum............   100.0%          909         1       24.60
                                     -----      --------     -----      ------
Total-Retail......................    91.1%     $  2,200        22      $14.17
                                     -----      --------     -----      ------
Total Industrial and Retail.......    95.6%     $  4,093        88      $ 9.48
                                     -----      --------     -----      ------
Portfolio Total (excluding
  renovations)....................    92.6%     $277,643     2,868      $17.81
RENOVATIONS
Westwood Center(5)(6).............     0.0%          N/A       N/A         N/A
5200 West Century(6)..............    62.6%     $  2,976        33      $15.29
Tourney Pointe(6)(7)..............     5.5%          266         1       21.96
535 Brand Boulevard(6)............    52.8%        1,111         9       19.27
299 Euclid(6).....................   100.0%        1,743         4       23.75
1821 Dyer Boulevard(6)............    56.2%        1,151         1       17.80
                                     -----      --------     -----      ------
Total Renovations.................    38.4%     $  7,247        48      $16.53
Total Office (including
  renovations)....................    89.1%     $280,797     2,828      $17.99
                                     -----      --------     -----      ------
Portfolio total...................    89.2%     $284,890     2,916      $17.77
                                     =====      ========     =====      ======

---------------
(1) Except for 299 Euclid and 1821 Dyer Boulevard, annualized base rent is calculated as monthly contractual base rent under existing leases as of December 31, 1998, multiplied by 12; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine Annualized Base Rent. The calculation for 299 Euclid and 1821 Dyer Boulevard includes estimated operating expense reimbursements.
(2) At January 1, 1998, we owned a 75% interest in this property and on March 25, 1998 exercised our option to purchase the remaining 25% interest for $27.5 million, resulting in a total acquisition cost of approximately $110.7 million.
(3) We lease the land underlying these Properties and/or their parking structures pursuant to long term ground leases.
(4) Above amounts for 2730 Wilshire exclude the 100%-occupied 12,740 square foot, 16-unit apartment complex we also own.
(5) We own a 97.5% interest in this property.
(6) Property is currently under renovation.
(7) We own a 99.3% interest in this property.

TENANT INFORMATION

  Our 138 Properties are leased to over 2,900 tenants which are engaged in a variety of businesses, including financial services, entertainment, health care services, accounting, law, computer technology, education and publishing. The following table sets forth certain information as of December 31, 1998 derived from the 20 largest tenants at our Properties (based on percentage of aggregate portfolio annualized base rent):

                                                                    WEIGHTED    PERCENTAGE OF   PERCENTAGE OF
                                                                    AVERAGE       AGGREGATE       AGGREGATE
                                                                   REMAINING      PORTFOLIO       PORTFOLIO
                                                       NUMBER OF   LEASE TERM      LEASED        ANNUALIZED
                       TENANT                           LEASES     IN MONTHS     SQUARE FEET      BASE RENT
                       ------                          ---------   ----------   -------------   -------------
State of California..................................     29           58            1.66%           1.61%
Wells Fargo Bank.....................................      4           93            0.66%           1.16%
University of Phoenix, Inc...........................      9           61            1.17%           1.14%
Walt Disney Pictures & Television, Inc...............      2           52            0.94%           1.14%
Foote, Cone & Belding -- Honig, Inc..................      2           56            0.40%           1.05%
Chevron USA, Inc.....................................      1           20            0.65%           0.97%
GTE (Consolidated Entities)..........................      5           23            1.00%           0.90%
Atlantic Richfield Company...........................      2           92            0.79%           0.80%
Community Healthcare Alliance........................      1           56            0.84%           0.79%
McDonnell Douglas Corp...............................      1           82            1.70%           0.78%
Maritz...............................................      4           29            0.68%           0.77%
Pepperdine University................................      2           48            0.58%           0.74%
State Compensation Insurance Fund....................      1           51            0.71%           0.73%
Sony (Consolidated Entities).........................      4           60            0.72%           0.72%
Omnicom Group, Inc...................................      1           58            0.32%           0.71%
U.S. Government......................................     16           28            0.60%           0.64%
Salomon Smith Barney.................................      6           85            0.44%           0.63%
Cymer, Inc...........................................      1          132            0.97%           0.58%
Pacific Southwest Bank...............................      1          108            0.78%           0.57%
Aurora Biosciences Corp..............................      1          117            0.51%           0.57%
                                                          --          ---           -----           -----
          Total/Weighted Average (1).................     93           66           16.12%          17.00%
                                                          ==          ===           =====           =====

---------------
(1) Weighted average calculation based on rentable square footage leased by each tenant.

LEASE DISTRIBUTIONS

  The following table sets forth information relating to the distribution of the leases for our 138 Properties, based on rentable square feet under lease, as of December 31, 1998:

                                                                                                      AVERAGE
                                                                         PERCENTAGE    ANNUALIZED      BASE       PERCENTAGE
                                                                        OF AGGREGATE   BASED RENT    RENT PER    OF AGGREGATE
                                           PERCENTAGE OF     SQUARE      PORTFOLIO         OF         SQUARE      PORTFOLIO
      SQUARE FEET UNDER        NUMBER OF        ALL        FOOTAGE OF      LEASED       LEASES(1)      FOOT       ANNUALIZED
            LEASE               LEASES        LEASES         LEASES     SQUARE FEET      ($000S)     OF LEASES    BASE RENT
      -----------------        ---------   -------------   ----------   ------------   -----------   ---------   ------------
 2,500 or less...............    1,566         53.71%       2,153,029       13.47%      $ 42,009      $19.51         13.88%
 2,501 - 5,000...............      611         20.96%       2,125,565       13.30%        41,802       19.67         13.82%
 5,001 - 7,500...............      227          7.78%       1,394,439        8.72%        26,837       19.25          8.87%
 7,501 - 10,000..............      157          5.38%       1,349,603        8.44%        24,305       18.01          8.03%
10,001 - 20,000..............      226          7.75%       3,079,048       19.26%        60,445       19.63         19.98%
20,001 - 40,000..............       75          2.57%       2,066,091       12.93%        38,354       18.56         12.68%
40,001 and over..............       54          1.85%       3,816,940       23.88%        68,809       18.03         22.74%
                                 -----        ------       ----------      ------       --------      ------        ------
    Total/Weighted Average...    2,916        100.00%      15,984,715      100.00%      $302,561      $18.93        100.00%
                                 =====        ======       ==========      ======       ========      ======        ======

---------------
(1) Base rent is as of the date of lease expiration, including all fixed contractual base rent increases; increases tied to indices such as the Consumer Price Index are not included.

LEASE EXPIRATIONS

  The following table sets forth a summary schedule of the total lease expirations for our 138 Properties for leases in place at January 1, 1999. This table assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations:

                                                                                           AVERAGE
                                                         PERCENTAGE                          BASE        PERCENTAGE
                                             SQUARE     OF AGGREGATE     ANNUALIZED        RENT PER     OF AGGREGATE
                               NUMBER OF   FOOTAGE OF    PORTFOLIO      BASE RENT OF     SQUARE FOOT     PORTFOLIO
        YEAR OF LEASE           LEASES      EXPIRING       LEASED      EXPIRING LEASES   OF EXPIRING     ANNUALIZED
         EXPIRATION            EXPIRING      LEASES     SQUARE FEET      ($000S)(1)         LEASES       BASE RENT
        -------------          ---------   ----------   ------------   ---------------   ------------   ------------
Month-to-Month...............      214        504,242        3.15%        $  8,189          $16.24           2.71%
1999.........................      562      2,099,373       13.13%          35,866           17.08          11.85%
2000.........................      570      2,230,962       13.96%          41,313           18.52          13.65%
2001.........................      512      2,267,357       14.18%          44,394           19.58          14.67%
2002.........................      358      2,161,960       13.53%          40,511           18.74          13.39%
2003.........................      350      2,661,485       16.65%          55,053           20.69          18.20%
2004.........................      129      1,394,306        8.72%          25,890           18.57           8.56%
2005.........................       72      1,060,386        6.63%          17,360           16.37           5.74%
2006.........................       33        392,107        2.45%           8,569           21.85           2.83%
2007.........................       30        398,898        2.50%           8,021           20.11           2.65%
2008.........................       27        308,269        1.93%           8,326           27.01           2.75%
2009.........................       10        210,252        1.32%           4,047           19.25           1.34%
2010+........................       49        295,118        1.85%           5,022           17.02           1.66%
                                 -----     ----------      ------         --------          ------         ------
          Total/Weighted
            Average..........    2,916     15,984,715      100.00%        $302,561          $18.93         100.00%
                                 =====     ==========      ======         ========          ======         ======

---------------
(1) Base rent is as of the date of lease expiration, including all fixed contractual base rent increases; increases tied to indices such as the Consumer Price Index are not included.

ITEM 3. LEGAL PROCEEDINGS

  We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and all of which collectively is not expected to have a material adverse effect on our consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1998.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our Common Stock began trading on the New York Stock Exchange ("NYSE") on October 4, 1996 under the symbol "ARI." On March 15, 1999, the last reported sales price per share of Common Stock on the NYSE was $22 3/8, and there were approximately 156 holders of record of the Common Stock. The table below sets forth the quarterly high and low closing sales price per share of Common Stock reported on the NYSE and the distributions per share we declared with respect to each period.

                                                                                  DISTRIBUTIONS
                                                              HIGH      LOW         DECLARED
                                                              ----      ---       -------------
1996
Fourth Quarter (from October 9).............................  $27 5/8    $22         $0.36(1)
1997
First Quarter...............................................   29 1/2     26 1/4      0.40
Second Quarter..............................................   27 3/8     23 3/4      0.40
Third Quarter...............................................   31 3/8     25 13/16    0.40
Fourth Quarter..............................................   32 1/4     28 5/8      0.40
1998
First Quarter...............................................   30 7/8     27 1/2      0.42
Second Quarter..............................................   28 13/16   25 3/16     0.42
Third Quarter...............................................   26 3/4     19 15/16    0.42
Fourth Quarter..............................................   23 5/8     20 1/8      0.42

---------------
(1) We paid a distribution of $.36 per share of Common Stock on January 15, 1997, to Stockholders of record on December 31, 1996. The distribution was for the period from October 9, 1996 through December 31, 1996 and is approximately equivalent to a quarterly distribution of $.40 per share and an annual distribution of $1.60 per share.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected consolidated/combined financial data for Arden Realty and the Arden Predecessors (in thousands except per share amounts) and should be read in conjunction with the consolidated/combined financial statements included elsewhere in this Form 10-K.

                                                   ARDEN REALTY, INC.                     ARDEN PREDECESSORS
                                          ------------------------------------   -------------------------------------
                                                                FOR THE PERIOD   FOR THE PERIOD
                                          FOR THE YEARS ENDED     OCTOBER 9,       JANUARY 1,     FOR THE YEARS ENDED
                                             DECEMBER 31,          1996 TO          1996 TO           DECEMBER 31,
                                          -------------------    DECEMBER 31,      OCTOBER 8,     --------------------
                                            1998       1997          1996             1996          1995        1994
                                          --------   --------   --------------   --------------   ---------   --------
OPERATING DATA:
Revenues................................  $281,067   $133,817      $19,434          $39,135        $10,236     $5,867
Property operating expenses.............    86,570     44,332        6,005           14,224          3,340      2,191
                                          --------   --------      -------          -------        -------     ------
                                           194,497     89,485       13,429           24,911          6,896      3,676
General and administrative expense......     6,665      4,322          753            1,758          1,377        689
Interest expense........................    43,403     19,511        1,280           24,521          5,537      1,673
Loss on valuation of derivative.........        --      3,111           --               --             --         --
Depreciation and amortization...........    51,822     20,260        3,108            5,264          1,898      1,143
Interest and other income...............    (3,515)    (1,630)        (138)          (1,330)        (1,457)      (685)
Equity in net loss (income) of
  noncombined entities..................        --         --           --              336            116       (201)
                                          --------   --------      -------          -------        -------     ------
Income (loss) before minority interests
  and extraordinary items...............    96,122     43,911        8,426           (5,638)          (575)     1,057
Minority interests' share of loss
  (income) of Arden Predecessors........        --         --           --              721             (1)         1
Minority interests......................    (5,447)    (4,281)        (993)              --             --         --
                                          --------   --------      -------          -------        -------     ------
Income (loss) before extraordinary
  items.................................    90,675     39,630        7,433           (4,917)          (576)     1,058
Extraordinary (loss) gain on early
  extinguishment of debt, net of
  minority interests' share.............        --         --      (13,105)           1,877             --         --
                                          --------   --------      -------          -------        -------     ------
Net income (loss).......................  $ 90,675   $ 39,630      $(5,672)         $(3,040)       $  (576)    $1,058
                                          ========   ========      =======          =======        =======     ======
Earnings per share:
Net income (loss) per common share:
  Income before extraordinary item......  $   1.55   $   1.43      $   .34
  Extraordinary item -- loss on early
    extinguishment of debt..............        --         --         (.60)
                                          --------   --------      -------
  Net income (loss) per common share:
    Basic...............................  $   1.55   $   1.43      $  (.26)
                                          ========   ========      =======
    Diluted.............................  $   1.54   $   1.41      $  (.26)
                                          ========   ========      =======
Weighted average common shares
  outstanding:
    Basic...............................    58,660     27,794       21,680
                                          ========   ========      =======
    Diluted.............................    58,814     28,039       21,680
                                          ========   ========      =======
Cash dividends declared.................  $   1.68   $   1.60      $   .36
                                          ========   ========      =======

                                           ARDEN REALTY, INC.                                ARDEN PREDECESSORS
                                   ----------------------------------                        ------------------
                                              DECEMBER 31,                                      DECEMBER 31,
                                   ----------------------------------                        ------------------
                                      1998         1997        1996                            1995      1994
                                   ----------   ----------   --------                        --------   -------
BALANCE SHEET DATA:
Commercial properties, net of
  accumulated depreciation.......  $2,238,069   $1,203,172   $529,568                        $160,874   $34,977
Total assets.....................   2,331,919    1,284,004    551,256                         182,379    46,090
Mortgage loans payable and
  unsecured lines of credit......     840,477      477,566    155,000                         168,451    32,944
Total liabilities................     902,307      515,048    173,612                         174,163    34,148
Minority interests...............      56,222       95,973     45,667                             100        99
Total Stockholders'
  Equity/owners' equity..........   1,373,390      672,983    331,977                           8,116    11,843

                               ARDEN REALTY, INC.
                                      AND
                               ARDEN PREDECESSORS
          (IN THOUSANDS, EXCEPT NUMBER OF PROPERTIES AND PERCENTAGES)

                                         ARDEN REALTY, INC.                           ARDEN PREDECESSORS
                            --------------------------------------------   -----------------------------------------
                              FOR THE YEARS ENDED       FOR THE PERIOD                          FOR THE YEARS ENDED
                                 DECEMBER 31,         OCTOBER 9, 1996 TO     FOR THE PERIOD         DECEMBER 31,
                            -----------------------      DECEMBER 31,      JANUARY 1, 1996 TO   --------------------
                               1998         1997             1996           OCTOBER 8, 1996       1995        1994
                            -----------   ---------   ------------------   ------------------   ---------   --------
OTHER DATA:
Funds from
  Operations(1)...........  $   147,369   $  67,282       $  11,534            $    (374)       $   1,323   $  2,200
Company's Share
  Percentage..............         95.3%       90.3%           88.2%                 N/A              N/A        N/A
                            -----------   ---------       ---------            ---------        ---------   --------
Company's Share of Funds
  from Operations.........  $   140,443   $  60,756       $  10,173            $    (374)       $   1,323   $  2,200
                            ===========   =========       =========            =========        =========   ========
Cash flows from operating
  activities..............      143,588      35,116           8,665                7,387           (8,819)       834
Cash flows from investing
  activities..............   (1,099,517)   (659,670)       (164,763)            (119,083)        (123,358)   (17,921)
Cash flows from financing
  activities..............      955,207     622,222         163,730              119,908          132,356     16,845
Number of Properties owned
  at period end...........          138          72              33                   22               17          8
Gross rentable square feet
  of Properties owned at
  end of period...........       17,973      10,307           5,443                3,739            2,634      1,130
Occupancy of Properties
  owned at end of
  period..................           88%         84%             85%                  88%              88%        82%

---------------
(1) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds from Operations as net income
    (loss) computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and unusual items, plus real estate related depreciation and amortization. We believe Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Our computation of Funds from Operations may differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  The following discussion should be read in conjunction with our historical consolidated financial statements and the combined financial statements of the Arden Predecessors and related notes thereto included elsewhere in this Form 10-K.

  Since our initial public offering in October 1996, we have pursued a strategy of acquiring under-performing commercial properties, properties in need of renovation, properties which provide attractive yields with stable cash flow, and more recently, fully entitled commercial undeveloped real estate, all in Southern California submarkets where we can utilize our local market expertise. We have also used our active in-house management, leasing and finance expertise to maximize growth in cash flow. In particular, for the year ended December 31, 1998, we have:

  - Raised approximately $744.7 million of equity in a series of four public offerings. Proceeds from these offerings, net of underwriters' discount, advisory fees and offering costs aggregating approximately $38.1 million, were approximately $706.6 million.

  - Acquired 66 commercial properties, with 7.7 million rentable square feet for approximately $1.0 billion.

  - Acquired the undeveloped commercial property portions of the 70-acre Howard Hughes Center and a building containing an executive health and athletic club tenant (the "Center") for approximately $38.6 million. The Center, located in West Los Angeles, California, is a mixed-use development currently containing three office buildings, the building containing the health and athletic club tenant and entitlements for an additional 1.3 million square feet of office space.

  - Refinanced $200 million of variable rate mortgage debt that matured on July 1, 1998 (the "Lehman Bridge Loan II"), with two-fixed rate mortgage loans totaling $236.7 million. In October 1998, we borrowed an additional $10.6 million under one of these mortgage loans to repay outstanding indebtedness and reduced the annual fixed rate from 6.74% to 6.61% on $111.2 million of these borrowings.

  - Increased the operating margin from our Properties by over 2% in 1998 to 69% from 67% in 1997.

  - Increased the total occupancy in our portfolio by 5.6% (excluding the six properties under renovation), that included net absorption of approximately 900,000 square feet.

  We intend to continue focusing on maximizing growth in cash flow and on enhancing the value of our portfolio of commercial properties. These objectives will be pursued by active management of our existing portfolio and by acquisitions of underperforming office and industrial properties, properties in need of renovation and properties that provide attractive yields with stable cash flows in submarkets where we can utilize our local market expertise. We may also continue to develop new properties when market conditions permit in submarkets where we have extensive local market expertise.

RECENT DEVELOPMENTS

  In January 1999, along with Lowe Enterprise as the construction manager, we commenced construction on a 240,000 square foot office building at Howard Hughes Center that is scheduled for completion in the first quarter of 2000.

  On January 29, 1999 the Lehman Bridge Loan I was expanded to $111.4 million. Pursuant to the fifth amendment to the Lehman Bridge Loan I, the loan bears interest at LIBOR plus 2.25% per annum (effective rate of 7.19% at January 29, 1999), requires monthly payments of interest only, and matures on April 20, 1999.

  On February 2,1999, we executed a $115 million loan commitment with Mass Mutual Life Insurance Company (the "Mass Mutual Loan"). The Mass Mutual Loan is secured by 12 Properties, has a ten year term and bears interest at a fixed rate of 6.94% (7.049% including the amortization of loan fees) and requires monthly payments of principal and interest amortized over a 25 year period. The estimated funding date for the Mass Mutual Loan is March 31, 1999. Proceeds from this loan will be used to repay a portion of our lines of credit and the Lehman Bridge Loan I.

RESULTS OF OPERATIONS

  Our financial position and operating results are primarily comprised of our portfolio of commercial properties and income derived therefrom. Therefore, financial data from period to period will be affected by the timing of significant property acquisitions. Due to Arden Realty's and the Arden Predecessors' aggressive acquisition program through 1998, there has been significant variability in financial data from period to period.

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31, 1997
     (IN THOUSANDS).

                                                  YEAR ENDED DECEMBER 31,
                                                  ------------------------     DOLLAR     PERCENT
                                                     1998          1997        CHANGE     CHANGE
                                                  ----------    ----------    --------    -------
REVENUE
  Revenue from rental operations:
  Rental........................................   $250,467      $118,085     $132,382      112%
  Tenant reimbursements.........................      9,505         5,945        3,560       60%
  Parking, net of expense.......................     12,223         7,397        4,826       65%
  Other rental operations.......................      8,872         2,390        6,482      271%
                                                   --------      --------     --------     ----
          Total.................................    281,067       133,817      147,250      110%

  Interest and other income.....................      3,515         1,630        1,885      116%
                                                   --------      --------     --------     ----
          Total revenue.........................   $284,582      $135,447     $149,135      110%
                                                   ========      ========     ========     ====
EXPENSES
  Property expenses:
  Repairs and maintenance.......................   $ 27,141      $ 15,154     $ 11,987       79%
  Utilities.....................................     26,559        14,321       12,238       85%
  Real estate taxes.............................     19,433         8,003       11,430      143%
  Insurance.....................................      4,110         2,125        1,985       93%
  Ground rent...................................        714           314          400      127%
  Marketing and other...........................      8,613         4,415        4,198       95%
                                                   --------      --------     --------     ----
          Total property expenses...............     86,570        44,332       42,238       95%

  General and administrative....................      6,665         4,322        2,343       54%
  Interest......................................     43,403        19,511       23,892      122%
  Loss on valuation of derivative...............         --         3,111       (3,111)    (100)%
  Depreciation and amortization.................     51,822        20,260       31,562      156%
                                                   --------      --------     --------     ----
          Total expenses........................   $188,460      $ 91,536     $ 96,924      106%
                                                   ========      ========     ========     ====
OTHER DATA:
  Number of Properties:
     Acquired during period.....................         66            39           27      N/A
     Owned at end of period.....................        138            72           66      N/A
  Square feet (in thousands):
     Acquired during period.....................      7,666         4,864        2,802      N/A
     Owned at end of period.....................     17,973        10,307        7,666      N/A

  The increase in revenue from rental operations and property expenses in 1998 is primarily from properties acquired during 1997 and 1998. The 1997 amounts do not include a full year of operations for the 39 properties we acquired during 1997 or the 66 properties we acquired during 1998.

  Following is a summary of the 1998 increase in revenue from rental operations and property expenses that relates to properties which we acquired during 1997 and 1998 and for properties owned for all of 1997 and 1998 (in thousands).

                                                                        PROPERTIES          PROPERTIES
                                                                      ACQUIRED DURING    OWNED FOR ALL OF
                                                    TOTAL VARIANCE     1997 AND 1998     1997 AND 1998(1)
                                                    --------------    ---------------    -----------------
REVENUE FROM RENTAL OPERATIONS:
  Rental..........................................     $132,382          $131,760             $   622
  Tenant reimbursements...........................        3,560             4,931              (1,371)
  Parking, net of expense.........................        4,826             4,811                  15
  Other rental operations.........................        6,482             4,683               1,799
                                                       --------          --------             -------
                                                       $147,250          $146,185             $ 1,065
                                                       ========          ========             =======
PROPERTY EXPENSES:
  Repairs and maintenance.........................     $ 11,987          $ 13,117             $(1,130)
  Utilities.......................................       12,238            12,587                (349)
  Real estate taxes...............................       11,430            11,061                 369
  Insurance.......................................        1,985             2,126                (141)
  Ground rent.....................................          400               374                  26
  Marketing and other.............................        4,198             4,901                (703)
                                                       --------          --------             -------
                                                       $ 42,238          $ 44,166             $(1,928)
                                                       ========          ========             =======
OTHER DATA:
  Number of Properties............................          N/A               105                  33
  Square feet (in thousands)......................          N/A             2,530               5,443

---------------
(1) See the Same Properties analysis below.

  Interest and other income increased by approximately $1.9 million in 1998 as compared to 1997, primarily due to higher interest income earned on mortgage notes receivable acquired in September 1997 and on cash deposits required by certain of our mortgage loans.

  General and administrative expenses were approximately $6.7 million or 2.4% of total revenue in 1998 as compared to $4.3 million or 3.2% of total revenue in 1997. General and administrative expenses as a percentage of total revenue decreased in 1998 compared to 1997 primarily due to benefits achieved from economies of scale and concentration over a larger property portfolio.

  Interest expense increased approximately $23.9 million in 1998 as compared to 1997. This increase was due to higher outstanding debt balances in 1998 primarily to fund property acquisitions, which was partially offset by slightly lower effective interest rates in 1998 (See "-- Liquidity and Capital Resources").

  In September 1997, we recorded a loss of approximately $3.1 million related to the retirement of agreements to convert certain floating rate debt liabilities to fixed rate liabilities. The underlying variable rate liabilities were repaid in full with proceeds from an equity offering in July 1997.

  Depreciation and amortization expense increased by approximately $31.6 million in 1998, primarily due to the 105 Properties we acquired in 1997 and 1998.

SAME PROPERTIES

  Following is a comparison of property operating data computed under generally accepted accounting principles ("GAAP Basis") and excluding the straight-line rent adjustment ("Cash Basis") for the 33 properties that we owned for the entire twelve month periods ended December 31, 1998 and 1997 (in thousands):

                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                    --------------------    DOLLAR     PERCENT
                                                      1998        1997      CHANGE     CHANGE
                                                    --------    --------    -------    -------
GAAP BASIS:
  Revenue from rental operations..................  $101,505    $100,440    $ 1,065       1%
  Property expenses...............................    31,421      33,349     (1,928)     (6)%
                                                    --------    --------    -------      --
                                                    $ 70,084    $ 67,091    $ 2,993       5%
                                                    ========    ========    =======      ==
CASH BASIS(1):
  Revenue from rental operations..................  $100,554    $ 98,701    $ 1,853       2%
  Property expenses...............................    31,421      33,349     (1,928)     (6)%
                                                    --------    --------    -------      --
                                                    $ 69,133    $ 65,352    $ 3,781       6%
                                                    ========    ========    =======      ==

---------------
(1) Excludes straight-line rent adjustments.

  Revenue from rental operations for these properties computed on a GAAP basis increased by approximately $1.1 million in 1998 compared to 1997, primarily due to increases in occupancy, rental rates and higher miscellaneous tenant charges. These increases were partially offset by lower tenant expense reimbursements from resetting base years for leases that were retenanted in 1998 and the reversing effect of straight-line rent adjustments on certain properties in 1998.

  Excluding only the straight-line rent adjustments for these properties, revenue from rental operations, computed on a Cash Basis, increased by approximately $1.9 million for the reasons described above.

  Property operating expenses for these properties decreased by approximately $1.9 million in 1998 compared to 1997, primarily due to repairs, maintenance and marketing and overhead expense reductions achieved primarily from economies of scale and concentration over a larger property portfolio.

  COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31, 1996 (IN THOUSANDS).

  We believe for a meaningful analysis of the financial statements to be made, certain transactions which occurred in 1996 should be considered in a manner which makes each accounting period comparable. Accordingly, the revenue and expenses for certain noncombined entities for the period from January 1, 1996 to October 8, 1996 have been included as though they were combined, with intercompany management fees relating to the noncombined entities of $704,000 eliminated in 1996 in the following discussion. The following section discusses the results of operations, as adjusted and in thousands.

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------    DOLLAR     PERCENT
                                                       1997         1996       CHANGE     CHANGE
                                                    ----------    ---------    -------    -------
REVENUE
  Revenue from rental operations:
  Rental..........................................   $118,085      $62,156     $55,929       90%
  Tenant reimbursements...........................      5,945        3,076       2,869       93%
  Parking, net of expense.........................      7,397        4,948       2,449       49%
  Other rental operations.........................      2,390        1,305       1,085       83%
                                                     --------      -------     -------      ---
          Total...................................    133,817       71,485      62,332       87%

  Interest and other income.......................      1,630        1,468         162       11%
                                                     --------      -------     -------      ---
          Total revenue...........................   $135,447      $72,953     $62,494       86%
                                                     ========      =======     =======      ===
EXPENSES
  Property expenses:
  Repairs and maintenance.........................   $ 15,154      $ 7,287     $ 7,867      108%
  Utilities.......................................     14,321        7,054       7,267      103%
  Real estate taxes...............................      8,003        3,741       4,262      114%
  Insurance.......................................      2,125        3,049       (924)      (30)%
  Ground rent.....................................        314          189         125       66%
  Marketing and other.............................      4,415        3,451         964       28%
                                                     --------      -------     -------      ---
          Total property expenses.................     44,332       24,771      19,561       79%

  General and administrative......................      4,322        2,512       1,810       72%
  Interest........................................     19,511       33,157     (13,646)     (41)%
  Loss on valuation of derivative.................      3,111           --       3,111      100%
  Depreciation and amortization...................     20,260       11,078       9,182       83%
                                                     --------      -------     -------      ---
          Total expenses..........................   $ 91,536      $71,518     $20,018       28%
                                                     ========      =======     =======      ===
OTHER DATA:
  Number of Properties:
     Acquired during period.......................         39           16          23      N/A
     Owned at end of period.......................         72           33          39      N/A
  Square feet (in thousands):
     Acquired during period.......................      4,864        2,809       2,055      N/A
     Owned at end of period.......................     10,307        5,443       4,864      N/A

  The increase in revenue from rental operations and property expenses in 1997 is primarily from properties acquired during 1996 and 1997. The 1996 amounts do not include a full year of operations for the 16 properties that were acquired during 1996 or the 39 properties we acquired in 1997.

  Following is a summary of the increase in revenue from rental operations and property operating expenses in 1997 that relates to properties acquired during 1996 and 1997 and for properties which were owned for all of 1996 and 1997 (in thousands):

                                                                         PROPERTIES          PROPERTIES
                                                                       ACQUIRED DURING    OWNED FOR ALL OF
                                                     TOTAL VARIANCE     1996 AND 1997     1996 AND 1997(1)
                                                     --------------    ---------------    ----------------
REVENUE FROM RENTAL OPERATIONS:
  Rental...........................................     $55,929            $55,086             $  843
  Tenant reimbursements............................       2,869              2,342                527
  Parking, net of expense..........................       2,449              2,187                262
  Other rental operations..........................       1,085                915                170
                                                        -------            -------             ------
                                                        $62,332            $60,530             $1,802
                                                        =======            =======             ======
PROPERTY EXPENSES
  Repairs and maintenance..........................     $ 7,867            $ 7,377             $  490
  Utilities........................................       7,267              7,050                217
  Real estate taxes................................       4,262              4,073                189
  Insurance........................................        (924)                62               (986)
  Ground Rent......................................         125                 67                 58
  Marketing and other..............................         964              1,365               (401)
                                                        -------            -------             ------
                                                        $19,561            $19,994             $ (433)
                                                        =======            =======             ======
OTHER DATA:
  Number of Properties.............................         N/A                 55                 17
  Square feet (in thousands).......................         N/A              7,673              2,634

---------------
(1) See Same Properties analysis below.

  General and administrative expenses were approximately $4.3 million or 3.2% of total revenue in 1997 as compared to $2.5 million or 3.4% of total revenue in 1996. General and administrative expenses as a percentage of total revenue decreased in 1997 compared to 1996 primarily due to benefits achieved from economies of scale and concentration over a larger property portfolio.

  Interest expense decreased approximately $13.6 million or 41% in 1997 as compared to 1996, primarily as a result of lower outstanding debt balances in 1997. We used the net proceeds of approximately $737.9 million from equity offerings in October 1996 and July 1997 to repay outstanding indebtedness and acquire additional properties.

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

SAME PROPERTIES

  Following is a comparison of property operating data computed under generally accepted accounting principles ("GAAP Basis") and excluding the straight-line rent adjustment ("Cash Basis") for the 17 properties which were owned for the entire twelve month periods ended December 31, 1997 and 1996 (in thousands):

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                       ------------------    DOLLAR    PERCENT
                                                        1997       1996      CHANGE    CHANGE
                                                       -------    -------    ------    -------
GAAP BASIS:
  Revenue from rental operations.....................  $51,086    $49,284    $1,802       4%
  Property expenses..................................   16,898     17,331      (433)     (2)%
                                                       -------    -------    ------      --
                                                       $34,188    $31,953    $2,235       7%
                                                       =======    =======    ======      ==
CASH BASIS(1):
  Revenue from rental operations.....................  $50,743    $47,669    $3,074      (6)%
  Property expenses..................................   16,898     17,331      (433)     (2)%
                                                       -------    -------    ------      --
                                                       $33,845    $30,338    $3,507      12%
                                                       =======    =======    ======      ==

---------------
(1) Excludes straight-line rent adjustments

  Revenue from rental operations for these properties computed on a GAAP basis increased by approximately $1.8 million in 1997 compared to 1996, primarily due to increases in occupancy, rental rates and higher miscellaneous tenant charges, partially offset by the reversing effect of straight-line rent adjustments on certain properties in 1997.

  Excluding only the straight-line rent adjustments for these properties, revenue from rental operations, computed on a Cash Basis, increased by approximately $3.1 million for the reasons described above.

  Property operating expenses for these properties decreased by approximately $.4 million in 1997 compared to 1996, primarily due to insurance and marketing and overhead expense reductions primarily achieved from economies of scale and concentration over a larger property portfolio.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

  Cash provided by operating activities increased by $108.5 million to $143.6 million for the year ended December 31, 1998, as compared to $35.1 million for the year ended December 31, 1997, primarily due to operating results from the 105 properties acquired in 1997 and 1998. Cash used in investing activities increased by $439.8 million to $1.1 billion in 1998 compared to $659.7 million in 1997, due to property acquisitions and an increase in capital expenditures on properties owned. Cash provided by financing activities increased by $333.0 million to $955.2 million, as compared to $622.2 million in 1997. Cash provided by financing activities for the year ended December 31, 1998 consisted primarily of net proceeds from mortgage loans, unsecured lines of credit, and the issuance of 26,296,047 shares of common stock, partially offset by distributions to stockholders and minority interests. Cash provided by financing activities for the year ended December 31, 1997 consisted primarily of net proceeds from mortgage loans, unsecured lines of credit and the issuance of 13,896,666 shares of common stock, partially offset by distributions to shareholders and minority interests.

CAPITAL COMMITMENTS

  As of December 31, 1998 we had approximately $8.1 million outstanding in capital commitments related to tenant improvements, renovation costs, and property related capital expenditures.

AVAILABLE BORROWINGS, CASH BALANCE AND CAPITAL RESOURCES

  We have a $300 million unsecured line of credit (the "Amended Credit Facility") from a group of banks led by Wells Fargo. The Amended Credit Facility bears interest at a rate ranging between LIBOR plus 1.2% and LIBOR plus 1.45% (effective rate of 6.75% at December 31, 1998) depending on the leverage ratio of the Company. If we achieve an investment grade unsecured debt rating, the interest rate may be lowered to between LIBOR plus 0.9% and LIBOR plus 1.15% depending on the debt rating. Under certain circumstances, we have the option to convert the interest rate from LIBOR to the prime rate plus 0.5%. In addition, the Amended Credit Facility has a commitment fee ranging from .125% to .25% on the unused balance. The Amended Credit Facility matures on June 1, 2000. As of December 31, 1998, the aggregate outstanding balance on the Amended Credit Facility was $296.4 million, and $3.6 million was available for additional borrowing. Proceeds from the Amended Credit Facility have been used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes.

  We also have an unsecured line of credit with a total commitment of $10.0 million from City National Bank (the "City National Bank Credit Facility"). The City National Bank Credit Facility accrues interest at the City National Bank Prime Rate less 0.875% (effective rate of 7.4% at December 31, 1998), and is scheduled to mature on August 1, 1999. Proceeds from the City National Bank Credit Facility will be used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of December 31, 1998, there was no outstanding balance on the City National Bank Credit Facility.

  On June 8, 1998 we repaid, through two special purpose subsidiaries, our $200 million Lehman Bridge Loan II with two new mortgage loans totaling $236.7 million. The additional proceeds were used to repay $22.0 million on our lines of credit and to repay $5.6 million on the Lehman Bridge Loan I. The $136.1 million ("Mortgage Financing III") and $100.6 million ("Mortgage Financing IV") mortgage loans payable to an affiliate of Lehman Brothers are non-recourse and secured by fully cross-collateralized and cross-defaulted first mortgage liens on 22 and 12 of our Properties ("Mortgage Financing III, and IV, Properties"), respectively. The Mortgage Financing III and IV mortgage loans each have a thirty year term, bear interest at a fixed rate of 6.74% (6.93% including the amortization of costs associated with the settlement of a related treasury rate lock agreement and amortization of related loan fees) per annum, require interest only payments through April 2003, and thereafter require monthly payments of principal and interest amortized over a 25 year period through maturity and are anticipated to be repaid within ten years of issuance. If the Mortgage Financing III and IV mortgage loans are not repaid within ten years of issuance, the interest rate will increase by at least 5% per annum and all excess cash flow (as defined) from the Mortgage Financing III and IV Properties must be used to pay down outstanding principal. The Mortgage Financing III and IV mortgage loans require us to maintain a cash reserve for tenant improvements of approximately $2.7 million and $3.3 million, respectively, and to comply with certain customary financial covenants, ongoing operational restrictions, and certain cash management procedures. In October 1998, pursuant to the execution of certain leasing transactions, we borrowed an additional $10.6 million and reduced the annual fixed rate to 6.61% under the Mortgage Financing IV loan.

  In connection with the Mortgage Financing III and IV mortgage loans, we entered into a treasury rate lock agreement (the "Swap Agreement") with a notional amount of $100 million and locked in the United States 10 year treasury rate at 6.174%. On April 16,1998 we settled the Swap Agreement for $4.5 million and are amortizing the cost of settling the Swap Agreement over the term of the related mortgage loans payable.

  Following is a summary of scheduled principal payments for our mortgage loans as of December 31, 1998 (in thousands):

              YEAR                  AMOUNT
              ----                 --------
1999.............................  $ 82,161
2000.............................       743
2001.............................       808
2002.............................     5,879
2003.............................    14,299
Thereafter.......................   440,137
                                   --------
          Total..................  $544,027
                                   ========

  Following is certain other information related to our indebtedness as of December 31, 1998 (in thousands, except percentage data):

  UNSECURED AND SECURED DEBT ANALYSIS

                                                          WEIGHTED AVERAGE
                                   BALANCE     PERCENT    INTEREST RATE(1)
                                   --------    -------    ----------------
Unsecured Debt...................  $296,450      35%           7.06%
Secured Debt.....................   544,027      65%           7.28%
                                   --------     ----           -----
Total/Weighted Average...........  $840,477     100%           7.20%
                                   ========     ====           =====

  FLOATING AND FIXED RATE DEBT ANALYSIS

                                                          WEIGHTED AVERAGE
                                   BALANCE     PERCENT    INTEREST RATE(1)
                                   --------    -------    ----------------
Floating Rate....................  $377,828      45%           6.89%
Fixed Rate.......................   462,649      55%           7.46%
                                   --------     ----           -----
Total/Weighted Average...........  $840,477     100%           7.20%
                                   ========     ====           =====

---------------
(1) Includes amortization of prepaid financing costs.

  As of December 31, 1998, we had approximately $17 million in cash and cash equivalents, including $10 million in restricted cash, representing interest bearing cash deposits required by three of our mortgage loans payable. In addition, we had $2.4 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

  As of December 31, 1998, we had $13.6 million available under our lines of credit and the capacity to issue up to $255.3 million of our common stock pursuant to a Registration Statement filed with the Securities and Exchange Commission in January 1998.

  On January 29, 1999, the Lehman Bridge Loan I was expanded to $111.4 million. Pursuant to the fifth amendment to the Lehman Bridge Loan I, the loan bears interest at LIBOR plus 2.25% per annum (effective rate of 7.19% on January 29, 1999), requires monthly payments of interest only, and matures on April 20, 1999.

  On February 2, 1999, we executed a $115 million loan commitment with Mass Mutual Life Insurance Company (the "Mass Mutual Loan"). The Mass Mutual Loan is secured by 12 Properties, has a ten year term and bears interest at a fixed rate of 6.94% (7.049% including the amortization of loan fees) and requires monthly payments of principal and interest totaling $815,935 and is amortized over a 25 year period. The estimated funding date for the Mass Mutual Loan is March 31, 1999. Proceeds from this loan will be used to repay a portion of our lines of credit and the Lehman Bridge Loan I.

  We expect to continue meeting our short-term liquidity and capital requirements generally through our net cash provided by operating activities and from proceeds from our lines of credit. We believe that the net cash provided by operating activities will continue to be sufficient to pay any distributions necessary to enable us to continue qualifying as a REIT. We also believe that the foregoing sources of capital will be sufficient to fund our short-term liquidity needs for the foreseeable future, including recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

  We expect to meet certain long-term liquidity and capital requirements such as scheduled debt payments, renovation costs, property acquisitions and other non-recurring capital expenditures through long-term secured and unsecured indebtedness and the issuance of additional equity securities.

FUNDS FROM OPERATIONS

  We consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), to be a useful financial measure of the operating performance for an equity REIT. We believe that Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and it should not be considered as an alternative to these indicators in evaluating our liquidity or operating performance.

  The following table reflects the calculation of our Funds from Operations for the years ended December 31, 1998 and 1997 and for the period October 9, 1996 to December 31, 1996 and for the Arden Predecessors for the period January 1, 1996 to October 8, 1996 (in thousands):

                                                  ARDEN REALTY, INC.                ARDEN PREDECESSORS
                                      ------------------------------------------    ------------------
                                       FOR THE YEARS ENDED      FOR THE PERIOD        FOR THE PERIOD
                                          DECEMBER 31,          OCTOBER 9, 1996      JANUARY 1, 1996
                                      ---------------------           TO                    TO
                                        1998         1997      DECEMBER 31, 1996     OCTOBER 8, 1996
                                      --------      -------    -----------------    ------------------
Funds from Operations:
  Net Income (loss).................  $ 90,675      $39,630         $ 7,433              $(5,638)
  Depreciation and amortization.....    51,822       20,260           3,108                5,264
  Minority Interest.................     4,872(a)     4,281             993                   --
  Loss on valuation of derivative...        --        3,111              --                   --
                                      --------      -------         -------              -------
     Funds from Operations..........   147,369       67,282          11,534                 (374)
  Company's share percentage........      95.3%        90.3%           88.2%                  --
                                      --------      -------         -------              -------
Company's share of Funds from
  Operations........................  $140,443      $60,756         $10,173              $  (374)
                                      ========      =======         =======              =======

---------------
(a) Excludes $575,000 in distributions made to the former minority partners in the World Savings Center office property.

  The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 (the "White Paper") defines Funds from Operations as net income (loss) computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and unusual items, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We consider Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. We compute Funds from Operations in accordance with standards established by the White Paper which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

IMPACT OF YEAR 2000

  Any of our computer programs that have date-sensitive software may not be able to distinguish the year 2000 from the year 1900 if those programs use two digits rather than four digits to define the year. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send tenant invoices, provide services to our Properties and tenants, or engage in similar normal business activities.

  The accounting software we are currently using is not Year 2000 compliant. However, we have completed an assessment of our accounting software needs and have elected to install a different accounting software package that is both Year 2000 compliant and provides other features not available with our current software package. We plan to install the Year 2000 compliant version of this software in the second and third quarters of 1999. We estimate the total costs associated with installing this Year 2000 compliant accounting software to be between $400,000 to $600,000. The hardware used to run our accounting software is Year 2000 compliant.

  We have completed an inventory of the computer hardware and software (collectively, the "System Components") used to run the operating systems (i.e. security, energy, elevator and safety) at our Properties. This process included determining which System Components are date-sensitive. We have also contacted the manufacturers of the date-sensitive System Components to determine if they are Year 2000 compliant. We plan to test the date-sensitive System Components represented to be Year 2000 compliant, and reprogram or replace the date-sensitive System Components found not be Year 2000 compliant by the end of the third quarter of 1999. We estimate the total costs associated with this phase of our Year 2000 Program to be between $200,000 and $500,000.

  We believe our principal risks associated with the Year 2000 issue include the risk of disruption of our operations due to operational failures of third parties, including tenants, utility providers, vendors and financial institutions. We are currently surveying material vendors and tenants regarding the Year 2000 compliance status of their computer hardware and software. We will review the results of this survey, assess the impact of the results on our operations and take whatever action is deemed necessary. As this phase of our Year 2000 program is not yet complete, we cannot presently assess the associated risks and estimated costs.

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

EXPOSURE TO ENVIRONMENTAL LIABILITIES

  In connection with the acquisition of all of our properties, we have obtained Phase I environmental assessments to ascertain the existence of any environmental liabilities or other issues. The Phase I environmental assessments of our properties have not revealed any environmental liabilities that we believe would have a material adverse effect on our financial condition or results of operations taken as a whole, nor are we aware of any material environmental liabilities.

INFLATION

  Our leases generally require tenants to pay a majority of property operating expenses in excess of base amounts. The majority of our leases contain effective annual rent escalations that are either fixed or variable (based on the consumer price index or other index.) Accordingly, we do not believe that our earnings or cash flow are subject to any significant risk of inflation. An increase in inflation, however, could result in an increase in our variable rate borrowing cost, including borrowings under our unsecured lines of credit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

INTEREST RATE RISK

  In order to modify and manage the interest characteristics of our outstanding debt and limit the effects of interest rates on our operations, we may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counter-party credit risk and legal enforceability of hedging contracts. We do not enter into any transactions for speculative or trading purposes.

  Certain of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balance at December 31, 1998, a 1% increase in interest rates on our $377.8 million of floating rate debt would decrease annual future earnings and cash flows by approximately $3.8 million and would not have an impact on its fair value. A 1% decrease in interest rates on our $377.8 million of floating rate debt would increase annual future earnings and cash flows by approximately $3.8 million and would not have an impact on its fair value. A 1% increase or decrease in interest rates on our secured note receivable would not have a material impact on annual future earnings, cash flows and its fair value.

  These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

  Certain information required by Part III is omitted from this Report in that we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on May 18, 1999 (the "Proxy Statement") and the information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information contained in the section captioned "Proposal I; Election of Directors" of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information contained in the section captioned "Executive Compensation" of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE, AND REPORTS ON FORM 8-K

  (a) (1 and 2) FINANCIAL STATEMENTS AND SCHEDULE

  The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

                                                              PAGE
                                                              ----
ARDEN REALTY, INC. AND THE ARDEN PREDECESSORS

  Report of Independent Auditors............................   F-1

  Consolidated Balance Sheets as of December 31, 1998 and
     December 31, 1997......................................   F-2

  Consolidated Statements of Operations for the years ended
     December 31, 1998 and 1997 and for the period October
     9, 1996 to December 31, 1996 and Combined Statement of
     Operations for the period January 1, 1996 to October 8,
     1996...................................................   F-3

  Consolidated Statements of Stockholders' Equity for years
     ended December 31, 1998 and 1997 and for the period
     October 9, 1996 to December 31, 1996 and Combined
     Statement of Owners' Equity for the period January 1,
     1996 to October 8, 1996................................   F-4

  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998 and 1997 and for the period October
     9, 1996 to December 31, 1996 and Combined Statement of
     Cash Flows for the period January 1, 1996 to October 8,
     1996...................................................   F-5

  Notes to Financial Statements.............................   F-6

  Schedule III -- Commercial Properties and Accumulated
     Depreciation...........................................  F-18

  All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

     (3) EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
     3.1 Amended and Restated Articles of Incorporation as filed as an exhibit to Registration Statement on Form S-11 (No.
         333-8163) and incorporated herein by reference.
     3.2 Articles Supplementary of the Class A Junior Participating
         Preferred Stock as filed as an exhibit to the current report on Form 8-K, dated August 26, 1998, and incorporated herein by reference.
     3.3 By-Laws of Registrant as filed as an exhibit to Registration
         Statement on Form S-11 (No. 333-8163) and incorporated
         herein by reference.
     3.4 Certificate of Amendment of the Bylaws of Arden Realty, Inc.
         dated July 14, 1998, filed as an exhibit to the Company's
         quarterly report on Form 10-Q filed with the Commission on
         August 14, 1998.
     4.1 Rights Agreement, dated as of August 14, 1998, between Arden
         Realty, Inc. and the Bank of New York as filed as an exhibit to the current report on Form 8-K, dated August 26, 1998,
         and incorporated herein by reference.
    10.1 Amended and Restated Agreement of Limited Partnership of the
         Operating Partnership as filed as an exhibit to Registration
         Statement on Form S-11 (No. 333-8163) and incorporated
         herein by reference.
    10.2 1996 Stock Option and Incentive Plan of Arden Realty, Inc.
         and Arden Realty Limited Partnership as filed as an exhibit to Registration Statement on Form S-11 (No. 333-8163) and
         incorporated herein by reference.
    10.2.1 Amendment Number 1 to the 1996 Stock Option and Incentive
         Plan of Arden Realty, Inc. and Arden Realty Limited
         Partnership as filed as an exhibit to the Company's Schedule
         14A filed with the Commission on June 23, 1998 and
         incorporated herein by reference.
    10.3 Form of Officers and Directors Indemnification Agreement as
         filed as an exhibit to Registration Statement on Form S-11
         (No. 333-8163) and incorporated herein by reference.
    10.4 Warrant Agreement dated as of March 2, 1998 by and among
         Arden Realty, Inc., a Maryland corporation and AEW/LBA
         Acquisition Co. II, LLC, a California limited liability
         company as filed as an exhibit to Form 8-K filed on March
         16, 1998 and incorporated herein by reference.
    10.5 Loan Agreement by and between Arden Realty Finance III, LLC, a Delaware limited liability company and Lehman Brothers
         Realty Corporation, a Delaware corporation and incorporated herein by reference.
    10.6 Mortgage Note, dated June 8, 1998 for $136,100,000 by and between Arden Realty Finance III,L.L.C., a Delaware limited liability company ("Maker"), and Lehman Brothers Realty
         Corporation, a Delaware corporation. (Exhibit B. to Exhibit
         10.4 above).
    10.7 Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.4
         above).
    10.8 Subordination, Non-Disturbance and Attornment Agreement
         (Exhibit D. to Exhibit 10.4 above).
    10.9 Deed of Trust, Assignment of Rents and Leases, Security
         Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance III, L.L.C. as Grantor, to
         Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Commission on August 14, 1998 and
         incorporated herein by reference.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
    10.10 Assignment of Leases and Rents dated June 8, 1998, by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company ("Assignor"), and Lehman Brothers Realty
         Corporation, a Delaware corporation, its successors and
         assigns ("Assignee"), filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Commission on
         August 14, 1998 and incorporated herein by reference.
    10.11 Collateral Assignment of Management Agreement and
         Subordination Agreement (the "Agreement") dated as of June
         8, 1998 among Arden Realty Finance III, L.L.C., a Delaware limited liability company ("Borrower"), Lehman Brothers
         Realty Corporation, a Delaware corporation, ("Lender"), and
         Arden Realty Limited Partnership, a Maryland limited
         partnership ("Manager"), filed as an exhibit to the
         Company's quarterly report on Form 10-Q filed with the
         Commission on August 14, 1998 and incorporated herein by
         reference.
    10.12 Security Agreement ("Security Agreement") is entered into as of June 8, 1998 by and between Arden Realty Finance III,
         L.L.C., a Delaware limited liability company ("Debtor"), and
         Lehman Brothers Realty Corporation, a Delaware corporation
         ("Secured Party"), filed as an exhibit to the Company's
         quarterly report on Form 10-Q filed with the Commission on
         August 14, 1998 and incorporated herein by reference.
    10.13 Environmental Indemnity Agreement ("Agreement") dated June
         8, 1998 by Arden Realty Finance III, L.L.C., a Delaware
         limited liability company ("Indemnitor"), in favor of Lehman
         Brothers Realty Corporation, a Delaware corporation
         ("Lender"), filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Commission on August 14,
         1998 and incorporated herein by reference.
    10.14 Letter agreement between Lehman Brothers Realty Corporation, or an affiliate thereof ("Lender"), Arden Realty Finance
         III, L.L.C. ("Borrower"), Arden Realty, Inc. (the "REIT")
         and Arden Realty Limited Partnership (the "Operating
         Partnership"), filed as an exhibit to the Company's
         quarterly report on Form 10-Q filed with the Commission on
         August 14, 1998 and incorporated herein by reference.
    10.15 Loan Agreement by and between Arden Realty Finance IV, LLC, a Delaware limited liability company and Lehman Brothers
         Realty Corporation, a Delaware corporation, filed as an
         exhibit to the Company's quarterly report on Form 10-Q filed with the Commission on August 14, 1998 and incorporated
         herein by reference.
    10.16 Mortgage Note, dated June 8, 1998 for $100,600,000 by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Maker"), and Lehman Brothers Realty
         Corporation, a Delaware corporation (Exhibit B to Exhibit
         10.14 above).
    10.17 Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.14
         above).
    10.18 Subordination, Non-Disturbance and Attornment Agreement
         (Exhibit D. to Exhibit 10.4 above).
    10.19 Deed of Trust, Assignment of Rents and Leases, Security
         Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance IV, L.L.C. as Grantor, to
         Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Commission on August 14, 1998 and
         incorporated herein by reference.
    10.20 Assignment of Leases and Rents ("Assignment") dated June 8,
         1998, by and between Arden Realty Finance IV, L.L.C., a
         Delaware limited liability company ("Assignor"), and Lehman
         Brothers Realty Corporation, a Delaware corporation, its
         successors and assigns ("Assignee"), filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the
         Commission on August 14, 1998 and incorporated herein by
         reference.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
    10.21 Collateral Assignment of Management Agreement and
         Subordination Agreement (the "Agreement") dated as of June
         8, 1998 among Arden Realty Finance IV, L.L.C., a Delaware
         limited liability company ("Borrower"), Lehman Brothers
         Realty Corporation, a Delaware corporation, ("Lender"), and
         Arden Realty Limited Partnership, a Maryland limited
         partnership ("Manager"), filed as an exhibit to the
         Company's quarterly report on Form 10-Q filed with the
         Commission on August 14, 1998 and incorporated herein by
         reference.
    10.22 Security Agreement ("Security Agreement") is entered into as of June 8, 1998 by and between Arden Realty Finance IV,
         L.L.C., a Delaware limited liability company ("Debtor"), and
         Lehman Brothers Realty Corporation, a Delaware corporation
         ("Secured Party"), filed as an exhibit to the Company's
         quarterly report on Form 10-Q filed with the Commission on
         August 14, 1998 and incorporated herein by reference.
    10.23 Environmental Indemnity Agreement ("Agreement") dated June
         8, 1998 by Arden Realty Finance IV, L.L.C., a Delaware
         limited liability company ("Indemnitor"), in favor of Lehman
         Brothers Realty Corporation, a Delaware corporation
         ("Lender"), filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Commission on August 14,
         1998 and incorporated herein by reference.
    10.24 Letter agreement between Lehman Brothers Realty Corporation, or an affiliate thereof ("Lender"), Arden Realty Finance IV,
         L.L.C. ("Borrower"), Arden Realty, Inc. (the "REIT") and
         Arden Realty Limited Partnership (the "Operating
         Partnership"), filed as an exhibit to the Company's
         quarterly report on Form 10-Q filed with the Commission on
         August 14, 1998 and incorporated herein by reference.
    10.25 Amended and Restated Employment Agreement dated August 4,
         1998, between Arden Realty and Mr. Richard S. Ziman, filed as an exhibit to the Company's quarterly report on Form
         10-Q/A filed with the Commission on December 15, 1998 and
         incorporated herein by reference.
    10.26 Amended and Restated Employment Agreement dated August 4,
         1998, between Arden Realty and Mr. Victor J. Coleman, filed as an exhibit to the Company's quarterly report on Form
         10-Q/A filed with the Commission on December 15, 1998 and
         incorporated herein by reference.
    10.27 Amended and Restated Employment Agreement dated August 4,
         1998, between Arden Realty and Ms. Diana M. Laing, filed as an exhibit to the Company's quarterly report on Form 10-Q/A filed with the Commission on December 15, 1998 and
         incorporated herein by reference.
    10.28 Amended and Restated Employment Agreement dated August 4,
         1998, between Arden Realty and Mr. Andrew Sobel, filed as an exhibit to the Company's quarterly report on Form 10-Q/A
         filed with the Commission on December 15, 1998 and
         incorporated herein by reference.
    10.29 Amended and Restated Employment Agreement dated August 4,
         1998, between Arden Realty and Mr. Herbert Porter, filed as an exhibit to the Company's quarterly report on Form 10-Q/A filed with the Commission on December 15, 1998 and
         incorporated herein by reference.
    10.30 Promissory Note dated August 14, 1998, between Arden Realty and Ms. Diana M. Laing, filed as an exhibit to the Company's quarterly report on Form 10-Q/A filed with the Commission on
         December 15, 1998 and incorporated herein by reference.
    10.31 Promissory Note dated August 14, 1998, between Arden Realty and Mr. Andrew J. Sobel, filed as an exhibit to the
         Company's quarterly report on Form 10-Q/A filed with the
         Commission on December 15, 1998 and incorporated herein by reference.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
    10.32 Pledge Agreement dated August 14, 1998, between Arden Realty and Ms. Diana M. Laing, filed as an exhibit to the Company's quarterly report on Form 10-Q/A filed with the Commission on
         December 15, 1998 and incorporated herein by reference.
    10.33 Pledge Agreement dated August 14, 1998, between Arden Realty and Mr. Andrew J. Sobel, filed as an exhibit to the
         Company's quarterly report on Form 10-Q/A filed with the
         Commission on December 15, 1998 and incorporated herein by reference.
    10.34 Restricted Stock Agreement dated August 14, 1998, between
         Arden Realty and Ms. Diana M. Laing, filed as an exhibit to the Company's quarterly report on Form 10-Q/A filed with the
         Commission on December 15, 1998 and incorporated herein by reference.
    10.35 Restricted Stock Agreement dated August 14, 1998, between
         Arden Realty and Mr. Andrew J. Sobel, filed as an exhibit to the Company's quarterly report on Form 10-Q/A filed with the
         Commission on December 15, 1998 and incorporated herein by reference.
    10.36 Agreement for Purchase and Sale by and among AEW/LAB
         Acquisition Co., LLC, a California limited liability
         company, AEW/LBA Acquisition Co. II, LLC, a California
         limited liability company, Cal Portfolio VI, L.L.C., a
         Delaware limited liability company, AEW/LBA Acquisition Co.
         IV, LLC, a California limited liability company, Spectrum
         Chicago Avenue, LLC, a California limited liability company,
         Spectrum Waples Street, LLC, a California limited liability company, Spectrum Lambert Plaza, LLC, a California limited liability company, and Arden Realty, Inc., a incorporated
         herein by reference.
    10.37 Closing Agreement dated March 2, 1998 as filed as an exhibit to Form 8-K filed on March 16, 1998 and incorporated herein by reference.
    10.38 Miscellaneous Rights Agreement among the Company, the
         Operating Partnership, NAMIZ, Inc. and Mr. Ziman as filed as an exhibit to Registration Statement on Form S-11 (No.
         333-8163) and incorporated herein by reference.
    10.39 Credit Facility documentation consisting of First Amended and Restated Revolving Credit Agreement by and among the
         Operating Partnership and Chase Manhatten Bank, Lehman
         Brothers Realty Corporation and Wells Fargo Bank as filed as an exhibit to Registration Statement of Form S-11 (No.
         333-30059) and incorporated herein by reference.
    10.40 Mortgage Financing documentation consisting of Loan
         Agreement by and between the Company's special purpose
         financing subsidiary and Lehman Brothers Realty Corporation
         (the Loan Agreement includes the Mortgage Note, Deed of
         Trust, and form of Tenant Estoppel Certificate and Agreement as exhibits) as filed as an exhibit to Registration
         Statement of Form S-11 (No. 333-30059) and incorporated
         herein by reference.
    21.1 Subsidiary of Registrant as filed as an exhibit to
         Registration Statement on Form S-11 (No. 333-8163) and
         incorporated herein by reference.
    23.1 Consent of Independent Auditors.
    27.1 Financial Data Schedule.

  (b) REPORTS ON FORM 8-K

  None

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1999.

                                          ARDEN REALTY, INC.

                                          By: /s/ RICHARD S. ZIMAN
                                            ------------------------------------
                                              Richard S. Ziman
                                              Chairman of the Board
                                              and Chief Executive Officer

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

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----

          /s/ RICHARD S. ZIMAN                         Chairman of the Board, Chief    March 25, 1999
-----------------------------------------------------  Executive Officer and Director
          Richard S. Ziman

          /s/ VICTOR J. COLEMAN                        President, Chief Operating      March 25, 1999
-----------------------------------------------------  Officer and Director
          Victor J. Coleman

          /s/ DIANA M. LAING                           Chief Financial Officer and     March 25, 1999
-----------------------------------------------------  Secretary
          Diana M. Laing

          /s/ RICHARD S. DAVIS                         Senior Vice President and       March 25, 1999
-----------------------------------------------------  Chief Accounting Officer
          Richard S. Davis

          /s/ CARL D. COVITZ                           Director                        March 25, 1999
-----------------------------------------------------
          Carl D. Covitz

          /s/ LARRY S. FLAX                            Director                        March 25, 1999
-----------------------------------------------------
          Larry S. Flax

          /s/ PETER S. GOLD                            Director                        March 25, 1999
-----------------------------------------------------
          Peter S. Gold

          /s/ STEVEN C. GOOD                           Director                        March 25, 1999
-----------------------------------------------------
          Steven C. Good

          /s/ KENNETH B. ROATH                         Director                        March 25, 1999
-----------------------------------------------------
          Kenneth B. Roath

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Arden Realty, Inc.

  We have audited the accompanying consolidated balance sheets of Arden Realty, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997 and for the period October 9, 1996 to December 31, 1996, and the related combined statement of operations, owners' equity and cash flows of the Arden Predecessors for the period January 1, 1996 to October 8, 1996. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and the financial statement schedule are the responsibility of the management of Arden Realty, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arden Realty, Inc. at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and for the period October 9, 1996 to December 31, 1996 and the combined results of operations and cash flows of the Arden Predecessors for the period January 1, 1996 to October 8, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

Los Angeles, California
February 2, 1999 except for
Note 9, as to which the date is
March 9, 1999

                               ARDEN REALTY, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
ASSETS

Commercial properties:
  Land......................................................  $  491,342    $  241,440
  Buildings and improvements................................   1,776,068       975,791
  Tenant improvements.......................................      55,413        21,801
                                                              ----------    ----------
                                                               2,322,823     1,239,032
  Less: accumulated depreciation............................     (84,754)      (35,860)
                                                              ----------    ----------
                                                               2,238,069     1,203,172
Cash and cash equivalents...................................       4,578         5,300
Restricted cash.............................................      12,409         4,040
Rent and other receivables..................................       9,024        10,203
Mortgage notes receivable, net of discount of $2,463 and
  $2,931, respectively......................................      14,329        14,430
Deferred rent...............................................      17,004         8,811
Prepaid financing and leasing costs, net of accumulated
  amortization of $7,425 and $2,649, respectively...........      32,759        12,680
Prepaid expenses and other assets...........................       3,747        25,368
                                                              ----------    ----------
     Total assets...........................................  $2,331,919    $1,284,004
                                                              ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage loans payable......................................  $  544,027    $  237,166
Unsecured lines of credit...................................     296,450       240,400
Accounts payable and accrued expenses.......................      21,687        16,458
Security deposits...........................................      13,933         6,847
Dividends payable...........................................      26,210        14,177
                                                              ----------    ----------
     Total liabilities......................................     902,307       515,048
                                                              ----------    ----------
Minority interests..........................................      56,222        95,973

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 20,000,000 shares
  authorized, none issued...................................          --            --
Common stock, $.01 par value, 100,000,000 shares authorized,
  62,407,737 and 35,796,704 issued and outstanding,
  respectively..............................................         624           358
Additional paid-in capital..................................   1,374,813       672,625
Notes receivable from officers for purchases of common
  stock.....................................................      (2,047)           --
                                                              ----------    ----------
     Total stockholders' equity.............................   1,373,390       672,983
                                                              ----------    ----------
     Total liabilities and stockholders' equity.............  $2,331,919    $1,284,004
                                                              ==========    ==========

See accompanying notes to financial statements.

                               ARDEN REALTY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                      AND
              ARDEN PREDECESSORS COMBINED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                 ARDEN REALTY, INC.                ARDEN PREDECESSORS
                                      -----------------------------------------    ------------------
                                      FOR THE YEARS ENDED      FOR THE PERIOD        FOR THE PERIOD
                                          DECEMBER 31,         OCTOBER 9, 1996      JANUARY 1, 1996
                                      --------------------           TO                    TO
                                        1998        1997      DECEMBER 31, 1996     OCTOBER 8, 1996
                                      --------    --------    -----------------    ------------------
Revenue.............................  $281,067    $133,817         $19,434              $39,135
Property operating expenses.........    86,570      44,332           6,005               14,224
                                      --------    --------         -------              -------
                                       194,497      89,485          13,429               24,911

General and administrative..........     6,665       4,322             753                1,758
Interest............................    43,403      19,511           1,280               24,521
Loss on valuation of derivative.....        --       3,111              --                   --
Depreciation and amortization.......    51,822      20,260           3,108                5,264
Interest and other income...........    (3,515)     (1,630)           (138)              (1,330)
Equity in net loss of noncombined
  entities..........................        --          --              --                  336
                                      --------    --------         -------              -------
Income (loss) before minority
  interests and extraordinary
  items.............................    96,122      43,911           8,426               (5,638)
Minority interests' share of loss of
  Arden Predecessors................        --          --              --                  721
Minority interests..................    (5,447)     (4,281)           (993)                  --
                                      --------    --------         -------              -------
Income (loss) before extraordinary
  items.............................    90,675      39,630           7,433               (4,917)
Extraordinary (loss) gain on early
  extinguishment of debt, net of
  minority interests' share of
  $1,798 for the period October 9,
  1996 to December 31, 1996.........        --          --         (13,105)               1,877
                                      --------    --------         -------              -------
Net income (loss)...................  $ 90,675    $ 39,630         $(5,672)             $(3,040)
                                      ========    ========         =======              =======
Net income (loss) per common share:
Income before extraordinary item....  $   1.55    $   1.43         $   .34
Extraordinary loss on early
  extinguishment of debt............        --          --            (.60)
                                      --------    --------         -------
Net income (loss) per common share:
Basic...............................  $   1.55    $   1.43         $  (.26)
                                      ========    ========         =======
Diluted.............................  $   1.54    $   1.41         $  (.26)
                                      ========    ========         =======
Weighted average common shares:
Basic...............................    58,660      27,794          21,680
Diluted.............................    58,814      28,039          21,680

See accompanying notes to financial statements.

                               ARDEN REALTY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                    NOTES
                                                                                   RETAINED       RECEIVABLE
                                                 COMMON STOCK       ADDITIONAL     EARNINGS          FROM           TOTAL
                                             --------------------    PAID-IN     (ACCUMULATED)    OFFICERS-     STOCKHOLDERS'
                                               SHARES     AMOUNTS    CAPITAL        DEFICIT      SHAREHOLDERS      EQUITY
                                             ----------   -------   ----------   -------------   ------------   -------------
Balance at October 8, 1996.................         100
  Retirement of originally issued shares...        (100)
  Common stock bonus to certain
    employees..............................       5,000
  Sale of common stock, net of offering
    costs of $36,181.......................  21,674,500    $217     $  397,092                                   $  397,309
  Distributions paid to Arden
    Predecessors...........................          --      --        (16,554)                                     (16,554)
  Allocation of minority interests in
    operating partnership..................          --      --        (35,301)                                     (35,301)
  Net loss.................................          --      --             --     $ (5,672)                         (5,672)
  Dividends declared and payable...........          --      --         (7,805)          --                          (7,805)
                                             ----------    ----     ----------     --------        -------       ----------
Balance at December 31, 1996...............  21,679,500     217        337,432       (5,672)                        331,977
                                             ----------    ----     ----------     --------        -------       ----------
  Common stock issued in connection with
    the exercise of options................     146,666       1          2,933           --                           2,934
  Stock Option compensation................          --      --             92           --                              92
  Sale of common stock, net of offering
    costs of $18,588.......................  13,750,000     138        340,493           --                         340,631
  OP units converted.......................     220,538       2          3,425                                        3,427
  Net income...............................          --      --             --       39,630                          39,630
  Dividends declared and payable...........          --      --        (11,750)     (33,958)                        (45,708)
                                             ----------    ----     ----------     --------        -------       ----------
Balance at December 31, 1997...............  35,796,704     358        672,625           --                         672,983
                                             ----------    ----     ----------     --------        -------       ----------
  Sale of common stock, net of offering
    costs of $38,076.......................  26,296,047     263        706,319           --                         706,582
  OP units converted.......................     229,880       2          3,897           --                           3,899
  Warrants.................................          --      --          3,600                          --            3,600
  Notes receivable from officers for
    purchase of common stock...............      85,106       1          1,999           --        $(2,047)             (47)
  Net income...............................          --      --             --       90,675             --           90,675
  Dividends declared and payable...........          --      --        (13,627)     (90,675)            --         (104,302)
                                             ----------    ----     ----------     --------        -------       ----------
Balance at December 31, 1998...............  62,407,737    $624     $1,374,813     $     --        $(2,047)      $1,369,790
                                             ==========    ====     ==========     ========        =======       ==========

                               ARDEN PREDECESSORS

                      COMBINED STATEMENT OF OWNERS' EQUITY
                                 (IN THOUSANDS)

                                                              OWNERS' EQUITY
                                                              --------------
Balance at December 31, 1995................................     $ 8,116
  Owners' contributions.....................................       2,923
  Owners' distributions.....................................      (2,309)
  Net loss for the period January 1, to October 8, 1996.....      (3,040)
                                                                 -------
Balance at October 8, 1996..................................     $ 5,690
                                                                 =======

See accompanying notes to financial statements.

                               ARDEN REALTY, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS AND
                               ARDEN PREDECESSORS
                        COMBINED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                                ARDEN
                                                                        ARDEN REALTY, INC.                   PREDECESSORS
                                                           --------------------------------------------   ------------------
                                                             FOR THE YEARS ENDED       FOR THE PERIOD
                                                                DECEMBER 31,         OCTOBER 9, 1996 TO     FOR THE PERIOD
                                                           -----------------------      DECEMBER 31,      JANUARY 1, 1996 TO
                                                              1998         1997             1996           OCTOBER 8, 1996
                                                           -----------   ---------   ------------------   ------------------
OPERATING ACTIVITIES:
Net income (loss)........................................  $    90,675   $  39,630       $  (5,672)           $  (3,040)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Extraordinary loss (gain) on early extinguishment of
    debt.................................................           --          --          13,105               (1,877)
  Minority interests.....................................        5,447       4,281             993                   --
  Equity in net loss of noncombined entities.............           --          --              --                  336
  Loss allocable to minority interests of Arden
    Predecessors.........................................           --          --              --                 (721)
  Depreciation and amortization..........................       51,822      20,260           3,108                5,264
  Amortization of loan costs and fees....................        1,941         823               8                  202
  Changes in operating assets and liabilities:
    Rents and other receivables..........................        1,280     (22,340)            557               (1,866)
    Restricted cash......................................       (8,369)     (4,040)             --                2,166
    Deferred rent........................................       (8,193)     (2,742)           (618)              (1,735)
    Prepaid financing and leasing costs..................      (24,821)    (10,796)         (1,201)              (1,243)
    Prepaid expenses and other assets....................       21,491      (3,497)            499               (1,136)
    Accounts payable and accrued expenses................        5,229      10,280          (2,911)               2,883
    Deferred interest....................................           --          --              --                7,607
    Security deposits....................................        7,086       3,257             797                  547
                                                           -----------   ---------       ---------            ---------
Net cash provided by operating activities................      143,588      35,116           8,665                7,387
                                                           -----------   ---------       ---------            ---------
INVESTING ACTIVITIES:
Acquisitions and improvements to commercial properties...   (1,119,517)   (639,670)       (164,763)            (119,083)
Escrow deposit...........................................       20,000     (20,000)             --                   --
                                                           -----------   ---------       ---------            ---------
Net cash used in investing activities....................   (1,099,517)   (659,670)       (164,763)            (119,083)
                                                           -----------   ---------       ---------            ---------
FINANCING ACTIVITIES:
Cash from contributed net assets.........................           --          --          23,707                   --
Distributions to Arden Predecessors in exchange for
  partnership assets.....................................           --          --         (16,554)                  --
Proceeds from mortgage loans.............................      677,520     308,202         104,000              120,485
Repayment of mortgage loans..............................     (370,659)   (175,036)       (368,471)              (5,051)
Proceeds from secured line of credit.....................           --      28,700              --                   --
Repayment of secured line of credit......................           --     (28,700)             --                   --
Proceeds from unsecured lines of credit..................      413,350     443,500          51,000                5,188
Repayments of unsecured lines of credit..................     (357,300)   (254,100)         (3,737)              (2,264)
Payments of additional interest..........................           --          --         (23,524)                  --
Proceeds from issuance of common stock, net of offering
  costs..................................................      706,582     343,565         397,309                   --
Distributions to and contributions from minority
  interests, net.........................................      (22,017)     (3,534)             --                  936
Dividends paid...........................................      (92,269)    (40,375)             --                   --
Owners' contributions from and distributions to, net.....           --          --              --                  614
                                                           -----------   ---------       ---------            ---------
Net cash provided by financing activities................      955,207     622,222         163,730              119,908
                                                           -----------   ---------       ---------            ---------
Net (decrease) increase in cash and cash equivalents.....         (722)     (2,332)          7,632                8,212
Cash and cash equivalents at beginning of period.........        5,300       7,632              --                  790
                                                           -----------   ---------       ---------            ---------
Cash and cash equivalents at end of period...............  $     4,578   $   5,300       $   7,632            $   9,002
                                                           ===========   =========       =========            =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amount
  capitalized............................................  $    48,206   $  19,191       $   3,130            $  15,719
                                                           ===========   =========       =========            =========

See accompanying notes to financial statements.

                               ARDEN REALTY, INC.
                                      AND
                               ARDEN PREDECESSORS

                         NOTES TO FINANCIAL STATEMENTS

 1. BUSINESS

  Description of Business

  The terms "Arden Realty", "us", "we" and "our" as used in these financial statements refer to Arden Realty, Inc. Through our controlling interest in Arden Realty Limited Partnership (the "Operating Partnership") and our other subsidiaries, we are engaged in owning, acquiring, managing, leasing, and renovating commercial properties located in Southern California. As of December 31, 1998, our portfolio of properties included 138 commercial properties with approximately 18 million rentable square feet (the "Properties").

  Organization and Formation of the Company

  Arden Realty was incorporated in Maryland in May 1996 to continue and expand the real estate business of Arden Realty Group, Inc. and a group of affiliated entities (the "Arden Predecessors"). On October 9, 1996, we completed an initial public offering (the "IPO") of 21,674,500 shares of $.01 par value common stock. Concurrent with consummation of the IPO, Arden Realty and the Operating Partnership, together with the Partners and members of the Arden Predecessors (collectively, the "Participants"), engaged in certain formation transactions.

 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

  The accompanying consolidated financial statements include the accounts of Arden Realty, the Operating Partnership, and its other subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  The minority interests at December 31, 1998 and December 31, 1997 include limited partnership interests in the Operating Partnership of approximately 4.3% and 9.7%, respectively.

  The Arden Predecessors were not a legal entity but rather a combination of partnerships and an affiliated real estate management corporation. The properties and entities were all managed by Messrs. Ziman and Coleman. In those instances where the financial interests held by Messrs. Ziman, Coleman, Gilbert and their affiliates were also controlling interests, the entities have been combined in the accompanying financial statements. Minority interests have been recorded for those entities that the affiliated Participants control but were not wholly-owned. Where controlling interests were not held by these affiliated Participants, or the Arden Predecessors did not have unilateral right to refinance the debt on the property, the entities were accounted for as investments in noncombined entities utilizing the equity method of accounting.

  Risks and Uncertainties

  The preparation of financial statements, in conformity with generally accepted accounting principles, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Our Properties are all located in Southern California. As a result of our geographic concentration, the operations of these Properties could be affected by the economic conditions in this region.

  Commercial Properties

  Our Properties are stated at the lower of cost or estimated fair value. Write-downs to estimated fair value would be recognized when impairment indicators are present and a property's estimated undiscounted future cash flow, before interest charges, is less than its book value. In that situation, we would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. Based on our assessment, no write-downs to estimated fair value were necessary.

  Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized.

  Depreciation is calculated under the straight-line method using forty-year lives for buildings and ten-year lives for building improvements. Amortization of tenant improvements is calculated using the straight-line method over the term of the related lease.

  Cash Equivalents

  Cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired.

  Restricted Cash

  Restricted cash primarily consists of $10 million in cash deposits as required by certain of our mortgage loans payable and $2.4 million in impound accounts for real estate taxes and insurance, as required by certain of our mortgage loans payable.

  Prepaid Financing and Leasing Costs

  Costs associated with leasing properties are capitalized and amortized to expense on a straight-line basis over the related lease term. Costs associated with obtaining long-term financing are capitalized and amortized to interest expense over the term of the related loan.

  Revenue Recognition

  Minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, is recognized on a straight-line basis over the term of the related lease. Amounts expected to be received in later years are included in deferred rents. Property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.

  Industry Segments

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("Statement 131") which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments. Statement 131 also establishes standards for related disclosure about products and services, geographic areas, and major customers. We evaluate performance and allocate resources primarily based on the net operating income of our individual properties. However, because each of our Properties has similar economic characteristics, facilities, services and tenants, the properties have been aggregated into a single Property segment. Since we operate as a single segment, the implementation of Statement 131 did not have an impact on how we report our results of operations.

  Income Taxes

  Prior to October 9, 1996 the combined and noncombined entities that made up the Arden Predecessors consisted of a Subchapter S corporation, limited liability companies and partnerships. Taxable income for such entities was recorded on the separate tax returns of the shareholders, membership unit holders and individual partners and, accordingly, no provision for income taxes was recorded in the accompanying financial statements of the Arden Predecessors.

  Arden Realty generally will not be subject to federal income taxes as long as we continue to qualify as a real estate investment trust ("REIT"). A REIT will generally not be subject to federal income taxation on that portion of income that qualifies as REIT taxable income and to the extent that it distributes such taxable income to its stockholders and complies with certain requirements. As a REIT, we are allowed to reduce taxable income by all or a portion of distributions to stockholders and must distribute at least 95% of our taxable income to qualify as a REIT. As dividends have eliminated taxable income, and compliance with certain requirements have been met, no Federal income tax provision has been reflected in the accompanying consolidated financial statements. State income tax requirements are essentially the equivalent of the Federal rules.

  During 1998 and 1997, we declared dividends of $1.68 and $1.60 per share, respectively. For federal income tax purposes $1.53 and $1.45 per share was reported to shareholders as ordinary income for 1998 and 1997, respectively. A total of $.38 per share of the fourth quarter 1998 dividend will be reported to shareholders in 1999.

  Fair Value of Financial Instruments

  Our disclosures of estimated fair value of financial instruments at December 31, 1998 were determined using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  Cash equivalents, accounts payable, the lines of credit and other financial instruments are carried at amounts which reasonably approximate their fair value amounts. Our mortgage notes payable have an estimated aggregate fair value which approximates their carrying value. Estimated fair value is based on interest rates currently available for issuance of debt with similar terms and remaining maturities.

  Reclassifications

  Certain prior year amounts have been reclassified to conform with current year presentation.

 3. COMMERCIAL PROPERTIES

  During 1998 we acquired 66 commercial properties containing approximately 7.7 million rentable square feet, all located in Southern California for a total cost, including the purchase price and closing costs, of approximately $1.0 billion.

  We capitalize interest and taxes related to buildings under construction and renovation to the extent such assets qualify for capitalization.

Total interest incurred and the amount capitalized was as follows (in thousands):

                                                        ARDEN REALTY, INC.
                                           --------------------------------------------
                                             FOR THE YEAR ENDED        FOR THE PERIOD     ARDEN PREDECESSORS
                                                DECEMBER 31,         OCTOBER 9, 1996 TO     FOR THE PERIOD
                                           -----------------------      DECEMBER 31,      JANUARY 1, 1996 TO
                                               1998         1997            1996           OCTOBER 8, 1996
                                           ------------    -------   ------------------   ------------------
Total interest incurred..................    $52,323       $20,689         $1,337              $24,521
Interest capitalized.....................     (8,920)       (1,178)           (57)                  --
                                             -------       -------         ------              -------
Interest expensed........................    $43,403       $19,511         $1,280              $24,521
                                             =======       =======         ======              =======

  Sixty six of the commercial properties with a carrying value of approximately $1.1 billion are encumbered by mortgage loans totaling $544 million (See Note
7).

  Office space in our properties is generally leased to tenants under lease terms which provide for the tenants to pay for increases in operating expenses in excess of specified amounts.

  Future minimum lease payments to be received under noncancelable operating leases existing as of December 31, 1998, are as follows:

1999........................  $  264,184,000
2000........................     232,011,000
2001........................     194,088,000
2002........................     156,299,000
2003........................     112,525,000
Thereafter..................   1,321,153,000

  The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

  We lease the land underlying either the office buildings and/or parking structures of six of our buildings. Ground lease expense was approximately $2.0 million, $1.6 million, and $0.3 million for the years ended December 31, 1998 and 1997, and for the period from October 9, 1996 to December 31, 1996, respectively. Future minimum ground lease payments due under existing ground leases are as follows:

1999.........................  $  2,049,000
2000.........................     1,716,000
2001.........................     1,717,000
2002.........................     1,754,000
2003.........................     1,754,000
Thereafter...................   120,092,000

 4. INVESTMENTS IN NONCOMBINED ENTITIES

  The Arden Predecessors' affiliates did not own controlling financial interests in certain of the Arden Predecessors. These investments were accounted for utilizing the equity method of accounting. Under this accounting method, the net equity investment of these affiliates was reflected in the combined balance sheet, and the combined statements of operations included the affiliates' share of net income or loss from the entities. Subsequent to the IPO, we acquired the nonaffiliated Participants' interests and accordingly, consolidate the accounts of these properties. The affiliates' ownership interest in each entity was as follows:

                                                            AFFILIATES'
                                                             OWNERSHIP
                          ENTITY                                 %
                          ------                            -----------
Bristol Encino Associates, LLC............................     20.9%
222 Harbor Associates, LLC................................     26.3
Beverly Ventura Associates, L.P...........................     50.0
5000 Spring Associates Tenancy in Common..................     77.5

  Although these affiliates owned a 77.5% interest in 5000 Spring Associates Tenancy-in-Common, they did not have unilateral right to refinance the property. As a result, this investment was accounted for utilizing equity accounting.

  Condensed operating information is presented below for all noncombined entities.

       CONDENSED COMBINED STATEMENT OF OPERATIONS OF NONCOMBINED ENTITIES

               FOR THE PERIOD JANUARY 1, 1996 TO OCTOBER 8, 1996
                                 (IN THOUSANDS)

Revenues..................................................  $14,274
                                                            -------
Expenses:
  Property operating expenses.............................    6,053
  Interest................................................    7,356
  Depreciation and amortization...........................    2,705
                                                            -------
          Total expenses..................................   16,114
                                                            -------
          Net loss........................................  $(1,840)
                                                            =======

  The significant accounting policies used by the noncombined entities were similar to those used by the Arden Predecessors.

 5. PREPAID EXPENSES AND OTHER ASSETS

  Prepaid expenses at December 31, 1997 included a $20 million deposit made in connection with acquisition of the LBA Portfolio. The deposit was funded with a draw on the Credit Facility (See Note 8).

 6. MORTGAGE NOTES RECEIVABLE

  In September 1997, the Company purchased two mortgage notes receivable, secured by a single commercial office property, with an aggregate balance of approximately $17.6 million, for approximately $14.4 million. The notes bear interest at the Eleventh District Cost of Funds plus 3.25% per annum (effective rate of 8.0% and 8.2% at December 31, 1998 and 1997, respectively), require monthly payments of principal, interest, and additional net cash flow from the property (as defined) and mature on May 31, 2004.

 7. MORTGAGE LOANS PAYABLE

  In January 1998, we borrowed $60 million from Lehman Brothers Realty Corporation (the "Lehman Bridge Loan I") in connection with the acquisition of our 9100 Wilshire Property. In June 1998, we repaid $5.6 million on the Lehman Bridge Loan I with proceeds from two of our mortgage loans payable to Lehman Brothers and their affiliates (as described below). In September 1998, the Lehman Bridge Loan I was expanded to $81.4 million. The Lehman Bridge Loan I is secured by seven of our properties, bears interest at LIBOR plus .75% per annum (effective rate of 5.814% at

December 31, 1998), requires monthly payments of interest only, and matures on February 20, 1999. On January 29, 1999, the Lehman Bridge Loan I was expanded to $111.4 million. Pursuant to the fifth amendment to the Lehman Bridge Loan I, the loan bears interest at LIBOR plus 2.25% per annum (effective rate of 7.19% on January 29, 1999), requires monthly payments of interest only, and matures on April 20, 1999.

  On February 2, 1999, we executed a $115 million loan commitment with Mass Mutual Life Insurance Company (the "Mass Mutual Loan"). The Mass Mutual Loan is secured by 12 Properties, has a ten year term and bears interest at fixed rate of 6.94% (7.049% including the amortization of loan fees) and requires monthly payments of principal and interest totaling $815,935 and is amortized over a 25 year period. The estimated funding date for the Mass Mutual Loan is March 31, 1999. Proceeds from this loan will be used to repay a portion of our lines of credit and the Lehman Bridge Loan I.

  At December 31, 1998 we had three mortgage loans payable to Lehman Brothers and their affiliates, secured by fully cross-collateralized and cross-defaulted first mortgage liens on 18, 22 and 12 of our properties, respectively. As of December 31, 1998, one of the loans totaling $175 million bears interest at 7.52%, requires monthly payments of interest only, with all principal anticipated to be repaid on June 2004. Two of the loans totaling $247.3 million bear interest at 6.61% to 6.74%, require monthly payments of interest only for five years and monthly payments of principal and interest thereafter, with all principal anticipated to be repaid on June 2008. These mortgage loans required us to maintain cash deposits aggregating $10 million and $4 million at December 31, 1998 and 1997, respectively, and to comply with certain financial covenants, ongoing operational restrictions, and certain cash management procedures.

  In connection with two of our mortgage loans payable to Lehman Brothers and their affiliates, we entered into a treasury rate lock agreement (the "Swap Agreement") with a notional amount of $100 million and locked in the United States 10 year treasury rate at 6.174%. On April 16, 1998 we settled the Swap Agreement for $4.5 million and are amortizing the cost of settling the Swap Agreement over the term of two of the related mortgage loans payable to Lehman Brothers.

  During the year ended December 31, 1997, we assumed five mortgage notes payable, with an aggregate balance of approximately $17.2 million in connection with the acquisition of certain properties. The notes bear interest ranging from 7.0% to 9.0% per annum and mature at various dates through 2027. Four of the notes with an aggregate balance of $12.2 million require monthly payments of principal and interest and one note with a balance of $5.0 million requires monthly payments of interest only. As of December 31, 1998 and 1997, the outstanding balances under these notes payable was approximately $16.9 million and $17.1 million, respectively.

  During the year ended December 31, 1998, we assumed approximately $23.6 million in mortgage notes payable in connection with the acquisition of certain properties. The notes bear interest rates ranging from 8.09% to 8.85% per annum maturing at various dates through 2006 and require monthly payments of principal and interest. As of December 31, 1998 the outstanding balances under these notes payable were approximately $23.3 million.

  Following is a summary of scheduled principal payments for our mortgage loans as of December 31, 1998:

         YEAR ENDED
        DECEMBER 31,              AMOUNT
        ------------           ------------
1999.........................  $ 82,161,000
2000.........................       743,000
2001.........................       808,000
2002.........................     5,879,000
2003.........................    14,299,000
Thereafter...................   440,137,000
                               ------------
                               $544,027,000
                               ============

 8. UNSECURED LINES OF CREDIT

  As of December 31, 1998 and 1997 we had an unsecured line of credit (the "Credit Facility") in the amount of $300 million with a group of banks led by Wells Fargo Bank (the "Lenders"). The interest rate of the Credit Facility ranges between LIBOR plus 1.2% and LIBOR plus 1.45% depending on our leverage ratio (effective rate of 6.75% and 7.52% at December 31, 1998 and 1997, respectively). If we achieve an unsecured investment grade debt rating, the interest rate may be lowered to between LIBOR plus 0.9% and LIBOR plus 1.15% depending on such debt rating. Under certain circumstances, we have the option to convert the interest rate from LIBOR to the prime rate plus 0.5%. The outstanding balance of the Credit Facility was $296.4 million and $230.4 million at December 31, 1998 and 1997, respectively.

  The Credit Facility is subject to customary conditions to borrowing; contains representations, warranties and defaults customary in REIT financings; and contains financial covenants, including requirements for a minimum tangible net worth, maximum liabilities to asset values, and minimum interest, unsecured interest and fixed charge coverage ratios (all calculated as defined in the Credit Facility documentation), and requirements to maintain a pool of unencumbered properties which meet certain defined characteristics and are approved by the Lenders. The Credit Facility also contains restrictions on, among other things, indebtedness, investments, distributions, liens and mergers. In addition, the Credit Facility has a commitment fee ranging from .125% to .25% on the unused balance. The Credit Facility matures on June 1, 2000. Proceeds from the Credit Facility will be used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes.

  As of December 31, 1998 and 1997 we also had an unsecured line of credit in the amount of $10 million with City National Bank (the "City National Bank Credit Facility"). The interest rate is the City National Bank Prime Rate less 0.875% (effective rate of 7.4% and 7.6% at December 31, 1998 and 1997, respectively) and is scheduled to mature on August 1, 1999. The outstanding balance of the City National Bank Credit Facility was $10 million at December 31, 1997. There was no outstanding balance at December 31, 1998.

 9. STOCKHOLDERS' EQUITY

  On January 12, 1998, we filed a form S-3 Registration Statement (the "Registration Statement") with the Securities Exchange Commission to offer in one or more series, shares of our $.01 par value common stock with an aggregate public offering price of up to $1.0 billion. This Registration Statement was declared effective on January 21, 1998.

  During 1998, we completed four equity offerings under the Registration Statement, as follows
(in thousands):

                                                   NUMBER       GROSS        FEES
                                        DATE      OF SHARES    PROCEEDS    AND COSTS    NET PROCEEDS
                                       -------    ---------    --------    ---------    ------------
Unit Trust(a)........................  2/18/98        882      $ 24,970     $ 1,349       $ 23,621
Public Offering......................  2/19/98     23,000       651,188      32,982        618,206
Unit Trust(a)........................  2/23/98      1,304        37,000       1,945         35,055
Unit Trust(a)........................  4/23/98      1,110        31,500       1,800         29,700
                                                   ------      --------     -------       --------
                                                   26,296(b)   $744,658     $38,076       $706,582
                                                   ======      ========     =======       ========

---------------
(a) Shares of common stock issued to the trustees of unrelated registered unit investment trusts.
(b) Excludes 229,880 shares issued in connection with Operating Partnership Unit conversions and 85,106 shares issued to officers for purchases of common stock .

  An Operating Partnership Unit (OP Unit) and a share of common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An OP Unit may be redeemed for cash or, at our election, for shares of common stock on a one-for-one basis.

  In December 1997, the Operating Partnership issued 849,280 OP Units valued at approximately $24.7 million in connection with the acquisition of a 469,115 square foot office property in Los Angeles, and 220,538 OP Units were exchanged for Common Stock.

  During 1998, we issued 300,255 OP units, valued at approximately $8.2 million in connection with certain Property acquisitions. In March 1998, we also issued warrants, which expire on March 2, 2001, to purchase 2.5 million shares of our Common Stock at a price of $29.59 per share, subject to adjustment, in connection with a portfolio acquisition.

  In April 1998, we redeemed 542,382 of these OP units at a cost of approximately $16.3 million in cash based on the original issuance price of the OP Units.

  In August 1998, we declared a dividend distribution of one preferred share purchase right on each outstanding share of our common stock. Subject to limited exceptions, these rights will be exercisable if a person or group (an "Acquiring Person") acquires 15% or more of our common stock or announces a tender offer for 15% or more of our common stock. Under certain circumstances, each right will entitle stockholders to buy one one-hundredth of a share of our newly created Class A Junior Participating Preferred Stock at an exercise price of $75. Our Board of Directors will be entitled to redeem the Rights at $.01 per Right at any time before a person has acquired 15% or more of the outstanding common stock. The Rights Plan will expire in August 2008.

  If a person becomes an Acquiring Person, each right will entitle its holder to purchase, at the right's then-current exercise price, a number of our common shares having a market value at that time of twice the Right's exercise price. Rights held by the Acquiring Person will become void and will not be exercisable to purchase shares at the bargain purchase price. If we are acquired in a merger or other business combination transaction which has not been approved by our Board of Directors, each right will entitle its holder to purchase, at the right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the right's exercise price.

  On March 9, 1999, we declared a first quarter dividend of $.445 per share to shareholders of record on March 31, 1999.

10. COMMITMENTS AND CONTINGENCIES

  Capital Commitments

  As of December 31, 1998 we had approximately $8.1 million outstanding in capital commitments related to tenant improvements, renovation costs, and general property related capital expenditures.

  Litigation

  We do not believe there is any litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance and all of which is not expected to have a material adverse effect on our consolidated financial statements.

  Concentration of Credit Risk

  We maintain our cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes that the risk is not significant.

  We generally do not require collateral or other security from our tenants, other than security deposits.

11. RELATED PARTY TRANSACTIONS

  Property Acquisitions

  In March 1997, we purchased a 109,187 square foot office property from a shareholder for approximately $10.2 million.

  Notes Receivable from Officers

  Under our stock option plan (Note 14), on August 14, 1998 we issued 42,553 shares of Common Stock to both Ms. Laing and Mr. Sobel. In consideration for the issuance of such Common Stock, Ms. Laing and Mr. Sobel executed Promissory Notes (the "Notes") in the amount of $1.0 million each.

  The Notes are recourse and secured by the shares of Common Stock issued to Ms. Laing and Mr. Sobel, bear interest at 6% per annum with all accrued interest and principal due on August 14, 2004. Provided that Ms. Laing and Mr. Sobel are still employed by Arden Realty, the outstanding principal amount of the Notes will be forgiven as follows; August 14, 2001, $100,000; August 14, 2002, $166,667; August 14, 2003, $200,000; and August 14, 2004, $200,000.
Additionally, provided that Ms. Laing and Mr. Sobel are still employed by Arden Realty, all accrued and unpaid interest and the outstanding principal amount of the Notes will be forgiven upon a change in control (as defined) of Arden Realty or upon the death or disability of Ms. Laing or Mr. Sobel.

12. REVENUE FROM RENTAL OPERATIONS AND PROPERTY OPERATING EXPENSES

  Revenue from rental operations and property operating expenses are summarized as follows (in thousands):

                                                   ARDEN REALTY, INC.                ARDEN PREDECESSORS
                                       ------------------------------------------    ------------------
                                       FOR THE YEARS ENDED       FOR THE PERIOD
                                           DECEMBER 31,        OCTOBER 9, 1996 TO      FOR THE PERIOD
                                       --------------------       DECEMBER 31,       JANUARY 1, 1996 TO
                                         1998        1997             1996            OCTOBER 8, 1996
                                       --------    --------    ------------------    ------------------
REVENUE FROM RENTAL OPERATIONS:
  Rental.............................  $250,467    $118,085         $17,041               $32,287
  Tenant reimbursements..............     9,505       5,945             803                 2,031
  Parking, net of expenses...........    12,223       7,397           1,215                 3,692
  Other rental operations............     8,872       2,390             375                 1,125
                                       --------    --------         -------               -------
                                        281,067     133,817          19,434                39,135
                                       --------    --------         -------               -------
PROPERTY OPERATING EXPENSES:
  Repairs and maintenance............    27,141      15,154           1,980                 3,092
  Utilities..........................    26,559      14,321           1,844                 3,456
  Real estate taxes..................    19,433       8,003           1,033                 2,031
  Insurance..........................     4,110       2,125             290                 2,460
  Ground rent........................       714         314              78                   806
  Marketing and other................     8,613       4,415             780                 2,379
                                       --------    --------         -------               -------
                                         86,570      44,332           6,005                14,224
                                       --------    --------         -------               -------
                                       $194,497    $ 89,485         $13,429               $24,911
                                       ========    ========         =======               =======

13. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted net income
(loss) per share (in thousands, except per share amounts):

                                                         FOR THE YEARS ENDED       FOR THE PERIOD
                                                             DECEMBER 31,        OCTOBER 9, 1996 TO
                                                         --------------------       DECEMBER 31,
                                                           1998        1997             1996
                                                         --------    --------    ------------------
Net income (loss)......................................  $90,675     $39,630          $(5,672)
                                                         =======     =======          =======
Weighted average shares -- basic.......................   58,660      27,794           21,680
Weighted average dilutive stock options................      153         245               --
                                                         -------     -------          -------
Weighted average shares -- diluted.....................   58,814      28,039           21,680
                                                         =======     =======          =======
Basic net income (loss) per share......................  $  1.55     $  1.43          $ (0.26)
                                                         =======     =======          =======
Diluted net income (loss) per share....................  $  1.54     $  1.41          $ (0.26)
                                                         =======     =======          =======

14. STOCK OPTION PLAN

  We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee and directors stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under Statement 123, because the exercise price of employee and director stock options granted by the Company equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  We established a stock option plan for the purpose of attracting and retaining executive officers, directors and other key employees. As of December 31, 1998, 1,348,334 of our authorized shares have been reserved for issuance under such plan.

  All holders of the above options have a ten year period to exercise and all options were granted at exercise prices equal to the market prices at the date of the grant.

  Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and for the period of October 9, 1996 to December 31, 1996, respectively:
Risk-free interest rate of 5.68%, 5.81% and 6.7%; dividend yield of 7.25%, 5.2% and 5.8%; volatility factor of the expected market price of our common stock of
 .268, .194, and .23. The weighted average expected life of the options ranges between eight and ten years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands, except earnings per share information):

                                            FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                               DECEMBER 31,         DECEMBER 31,      FOR THE PERIOD OCTOBER 9, 1996
                                                   1998                 1997               TO DECEMBER 31, 1996
                                            ------------------   ------------------   ------------------------------
Pro forma income before extraordinary
  items...................................       $88,711              $38,711                    $  7,189
Extraordinary loss on early extinguishment
  of debt.................................            --                   --                     (13,105)
                                                 -------              -------                    --------
Net income (loss).........................       $88,711              $38,711                    $ (5,916)
                                                 =======              =======                    ========
Pro forma income before extraordinary
  items per share.........................       $  1.51              $  1.39                    $    .33
Extraordinary loss on early extinguishment
  of debt.................................            --                   --                        (.60)
                                                 -------              -------                    --------
Pro forma net income (loss) per share.....       $  1.51              $  1.39                    $   (.27)
                                                 =======              =======                    ========

  A summary of our stock option activity, and related information for the years ended December 31, 1998, 1997, and for the period October 9, 1996 to December 31, 1996 follows:

                                          1998                         1997                         1996
                               --------------------------   --------------------------   --------------------------
                               OPTIONS   WEIGHTED-AVERAGE   OPTIONS   WEIGHTED-AVERAGE   OPTIONS   WEIGHTED-AVERAGE
                               (000S)     EXERCISE PRICE    (000S)     EXERCISE PRICE    (000S)     EXERCISE PRICE
                               -------   ----------------   -------   ----------------   -------   ----------------
Outstanding, beginning of
  period.....................   1,303         $25.27           930         $20.15            --         $   --
Granted......................     685          26.23           556          32.09           930          20.15
Exercised....................      --             --          (147)         20.00            --             --
Forfeited....................      --             --           (36)         20.00            --             --
                               ------         ------        ------         ------         -----         ------
Outstanding at end of year...   1,988         $25.42         1,303         $25.27           930         $20.15
                               ======         ======        ======         ======         =====         ======
Weighted-average fair value
  of options granted.........  $ 3.27                       $ 3.72                        $3.40

  Exercise prices for options outstanding as of December 31, 1998 ranged from $20.00 to $32.25. The weighted average remaining contractual life of those options is 9.2 years.

15. EMPLOYEE RETIREMENT SAVINGS PLAN

  Effective June 12, 1997, we adopted a retirement savings plan pursuant to
Section 401(k) of the Internal Revenue Code ("Code"), whereby participants may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The plan provides for matching contributions by Arden Realty, which amounted to approximately $187,000 in 1998 and $71,000 in 1997. Plan participants are immediately vested in their contribution and are vested equally over four years in the matching contributions by Arden Realty.

16. QUARTERLY RESULTS

  Following is a summary of our revenue and expenses for the years ended December 31, 1998 and 1997. Revenue and expenses have fluctuated significantly from quarter to quarter primarily due to property acquisitions made during 1998 and 1997 (unaudited).

                                                FOR THE QUARTER ENDED (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                          -----------------------------------------------------------------------
                                          MARCH 31, 1998   JUNE 30, 1998   SEPTEMBER 30, 1998   DECEMBER 31, 1998
                                          --------------   -------------   ------------------   -----------------
Revenue.................................     $ 54,759        $ 70,503           $ 76,738            $ 79,067
Property operating expenses.............      (16,738)        (21,543)           (24,072)            (24,217)
General and administrative..............       (1,635)         (1,388)            (1,564)             (2,078)
Interest expense........................       (8,612)        (10,539)           (11,988)            (12,264)
Depreciation and amortization...........      (11,296)        (12,930)           (12,954)            (14,642)
Interest and other income...............        1,458             695                680                 682
Minority interests......................       (1,752)         (1,183)            (1,253)             (1,259)
                                             --------        --------           --------            --------
Net Income..............................     $ 16,184        $ 23,615           $ 25,587            $ 25,289
                                             ========        ========           ========            ========
Net income per share:
     Basic..............................     $    .34        $    .38           $    .41            $    .41
     Diluted............................     $    .34        $    .38           $    .41            $    .40

                                                FOR THE QUARTER ENDED (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                          -----------------------------------------------------------------------
                                          MARCH 31, 1997   JUNE 30, 1997   SEPTEMBER 30, 1997   DECEMBER 31, 1997
                                          --------------   -------------   ------------------   -----------------
Revenue.................................     $ 24,916        $ 29,704           $ 36,431            $ 42,766
Property operating expenses.............       (7,894)         (9,544)           (11,737)            (15,157)
General and administrative..............         (918)           (931)              (979)             (1,494)
Interest expense........................       (3,024)         (5,883)            (4,816)             (5,788)
Loss on valuation of derivative.........           --              --             (3,111)                 --
Depreciation and amortization...........       (3,562)         (4,458)            (5,241)             (6,999)
Interest and other income...............           54              59                450               1,067
Minority interests......................       (1,134)         (1,090)              (881)             (1,176)
                                             --------        --------           --------            --------
Net Income..............................     $  8,438        $  7,857           $ 10,116            $ 13,219
                                             ========        ========           ========            ========
Net income per share:
     Basic..............................     $    .39        $    .36           $    .31            $    .37
     Diluted............................     $    .38        $    .36           $    .31            $    .37

                               ARDEN REALTY, INC.

       SCHEDULE III -- COMMERCIAL PROPERTIES AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                    (IN THOUSANDS, EXCEPT SQUARE FOOT DATA)

                                                                                                      COSTS CAPITALIZED
                                                       INITIAL COSTS                  BASIS STEP-UP     SUBSEQUENT TO
                                                  ------------------------            -------------      ACQUISITION
                                       SQUARE                BUILDINGS AND            BUILDINGS AND   -----------------
                                      FOOTAGE       LAND     IMPROVEMENTS     LAND    IMPROVEMENTS     IMPROVEMENTS(2)
                                     ----------   --------   -------------   ------   -------------   -----------------
Century Park Center................     243,404   $  7,189    $   16,742     $   --      $   --           $  6,378
Beverly Atrium.....................      61,314      4,127        11,513        117         328                894
Woodland Hills Financial Center....     224,955      6,566        14,754        365         880              2,972
Anaheim City Centre................     175,391        515        11,199         94       2,075              1,352
425 West Broadway..................      71,589      1,500         4,436        305         918                345
1950 Sawtelle......................     103,772      1,988         7,263         --          --              1,241
Bristol Plaza......................      84,014      1,820         3,380        257         485              1,122
16000 Ventura......................     174,841      1,700        17,189        185       1,929              1,734
5000 Spring........................     163,358         --        11,658         --         424              1,882
70 South Lake......................     100,133      1,360         9,097         --          --              1,088
Westwood Terrace...................     135,943      2,103        16,850         --          --              1,021
5601 Lindero Canyon................     105,830      2,577         6,067         --          --              1,672
The New Wilshire...................     202,704      1,200        19,902         --          --              2,760
Calabasas Commerce Center..........     123,121      1,262         9,725         --          --              1,010
Long Beach--DF&G...................     272,013         --        14,452         --          --                164
Skyview Center.....................     391,675      6,514        33,701         --          --              3,144
400 Corporate Pointe...............     164,598      3,382        17,527         75         390              1,650
5832 Bolsa.........................      49,355        690         3,526         15          80                169
9665 Wilshire......................     158,684      6,697        22,230        139         473              1,714
Imperial Bank Tower................     540,413      3,722        35,184         64         625              5,368
100 West Broadway..................     191,727      4,570        15,255         --          --                922
12501 East Imperial Highway........     122,175      4,508         5,532         --          --                166
303 Glenoaks.......................     175,449      6,500        18,132         --          --                977
10351 Santa Monica.................      96,251      3,080         7,906         --          --                564
2730 Wilshire......................      67,820      3,515         5,944         --          --                616
Grand Avenue Plaza.................      84,500        620         2,832         --          --              3,741
Burbank Executive Plaza............      60,395      1,100         4,384         --          --              1,389
California Federal Building........      82,467      1,500         5,981         --          --                516
Center Promenade...................     174,837      2,310         9,266         --          --              1,109
Los Angeles Corporate Center.......     389,293     26,781        15,139         --          --                889
5200 West Century..................     310,910      2,080         9,360         --          --              5,014
Sumitomo Bank Building.............     110,641      2,560        10,257         --          --                525
10350 Santa Monica.................      42,292        861         3,456         --          --                144
535 N. Brand Blvd..................     109,187      1,600         8,779         --          --              6,431
10780 Santa Monica.................      92,486      2,625         7,997         --          --                583
California Twin Center.............     155,189      4,680        14,877         --          --                912


                                           TOTAL COSTS
                                     ------------------------
                                                BUILDINGS AND                  ACCUMULATED                     YEAR BUILT/
                                       LAND     IMPROVEMENTS      TOTAL      DEPRECIATION(1)   ENCUMBRANCES     RENOVATED
                                     --------   -------------   ----------   ---------------   ------------    -----------
Century Park Center................  $  7,189    $   23,120     $   30,309       $ 5,355         $     --         1972/94
Beverly Atrium.....................     4,244        12,735         16,979         2,284            5,268(3)         1989
Woodland Hills Financial Center....     6,931        18,606         25,537         3,578           14,564(3)      1972/95
Anaheim City Centre................       609        14,626         15,235         2,178            8,914(3)      1986/91
425 West Broadway..................     1,805         5,699          7,504           724            4,733(3)         1984
1950 Sawtelle......................     1,988         8,504         10,492         1,199            7,285(3)      1988/95
Bristol Plaza......................     2,077         4,987          7,064           659            4,082(3)         1982
16000 Ventura......................     1,885        20,852         22,737         2,505           10,828(3)      1980/96
5000 Spring........................        --        13,964         13,964         2,226               --         1989/95
70 South Lake......................     1,360        10,185         11,545           964            6,677(3)      1982/94
Westwood Terrace...................     2,103        17,871         19,974         1,570               --            1988
5601 Lindero Canyon................     2,577         7,739         10,316         1,158            6,225(3)         1989
The New Wilshire...................     1,200        22,662         23,862         2,161           11,566(3)         1986
Calabasas Commerce Center..........     1,262        10,735         11,997           915            8,103(3)         1990
Long Beach--DF&G...................        --        14,616         14,616         1,142               --         1987/95
Skyview Center.....................     6,514        36,845         43,359         3,390           27,604(3)   1981/87/95
400 Corporate Pointe...............     3,457        19,567         23,024         1,478           15,583(3)         1987
5832 Bolsa.........................       705         3,775          4,480           289            2,675(3)         1985
9665 Wilshire......................     6,836        24,417         31,253         1,961               --      1972/92/93
Imperial Bank Tower................     3,786        41,177         44,963         3,539               --         1982/96
100 West Broadway..................     4,570        16,177         20,747         1,210           15,120(3)      1987/96
12501 East Imperial Highway........     4,508         5,698         10,206           368            7,186(3)      1978/94
303 Glenoaks.......................     6,500        19,109         25,609         1,251           13,104(3)      1983/96
10351 Santa Monica.................     3,080         8,470         11,550           471            5,541(3)         1984
2730 Wilshire......................     3,515         6,560         10,075           341               --            1985
Grand Avenue Plaza.................       620         6,573          7,193           335               --         1979/80
Burbank Executive Plaza............     1,100         5,773          6,873           794            3,350(3)         1983
California Federal Building........     1,500         6,497          7,997             4            5,026(3)         1978
Center Promenade...................     2,310        10,375         12,685           549               --            1982
Los Angeles Corporate Center.......    26,781        16,028         42,809           929           21,043(3)      1984/86
5200 West Century..................     2,080        14,374         16,454           214               --            1982
Sumitomo Bank Building.............     2,560        10,782         13,342           563               --      1970/90-91
10350 Santa Monica.................       861         3,600          4,461           193            2,280(3)         1979
535 N. Brand Blvd..................     1,600        15,210         16,810             0               --         1973/92
10780 Santa Monica.................     2,625         8,580         11,205           513               --            1984
California Twin Center.............     4,680        15,789         20,469           864               --            1983

                                                                                                      COSTS CAPITALIZED
                                                       INITIAL COSTS                  BASIS STEP-UP     SUBSEQUENT TO
                                                  ------------------------            -------------      ACQUISITION
                                       SQUARE                BUILDINGS AND            BUILDINGS AND   -----------------
                                      FOOTAGE       LAND     IMPROVEMENTS     LAND    IMPROVEMENTS     IMPROVEMENTS(2)
                                     ----------   --------   -------------   ------   -------------   -----------------
Whittier Financial Center..........     135,415   $  3,575    $   10,798     $   --      $   --           $  1,256
6800 Owensmouth....................      80,014      1,725         5,851         --          --                300
Clarendon Crest....................      43,063      1,300         3,951         --          --                148
Noble Professional Center..........      51,828      1,657         5,096         --          --                163
South Bay Centre...................     202,830      4,775        14,365         --          --              1,159
8383 Wilshire......................     417,463     13,570        45,505         --          --              1,454
Parkway Center.....................      61,333      1,480         5,941         --          --                204
CenterPointe La Palma..............     597,550     16,011        64,400         --          --              1,319
299 Euclid.........................      73,400      1,050         6,110         --          --              2,243
Carlsberg Corporate Center.........     103,506      2,937         9,063         --          --                810
Harbor Corporate Center............      63,925        870         3,538         --          --                195
1000 Town Center...................     107,653      2,800        11,260         --          --                161
Mariner Court......................     105,436      2,350         9,461         --          --                250
Pacific Gateway II.................     223,731      6,287        19,191         --          --              1,260
1821 Dyer..........................     115,061      1,808         5,474         --          --              1,311
Crown Cabot........................     172,900      7,056        21,360         --          --              2,100
120 Spalding.......................      60,656      2,775         8,544         --          --              1,606
South Bay Technology Center........     104,815      1,600         4,782         --          --                499
1370 Valley Vista..................      84,081      2,698         8,141         --          --                215
Renaissance Court..................      61,245      1,580         5,477         --          --                545
Foremost Professional Plaza........      60,534      2,049         6,196         --          --                189
Northpoint.........................     104,235      1,800        20,272         --          --                116
Thousand Oaks Plaza................      13,434        444         1,343         --          --                 19
Rancho Plaza.......................      24,057        711         2,213         --          --                 28
Pennsfield Plaza...................      21,202        800         2,383         --          --                 15
Conejo Business Park...............      69,017      2,489         7,359         --          --                 41
Marin Corporate Center.............      51,360      1,956         5,915         --          --                107
Evergreen Plaza....................      75,722      2,489         6,911         --          --                202
145 South Fairfax..................      54,429      1,825         5,551         --          --                289
Bernardo Regency...................      47,916      1,625         4,937         --          --                139
City Centre........................     302,519      8,250        24,951         --          --                684
Wilshire Pacific Plaza.............     100,122      3,750        11,317         --          --                516
Glendale Corporate Center..........     108,209      2,750        12,734         --          --                199
World Savings Center...............     469,115         --       110,382         --          --              3,353
9201 Sunset........................     139,711      7,180        21,666         --          --              2,115
Sunset Pointe Plaza................      58,105      2,075         6,362         --          --                159
Activity Business Center...........     167,045      3,650        11,303         --          --                164
Westlake Gardens...................      49,639      1,831         5,550         --          --              1,065
9100 Wilshire......................     326,227     16,250        48,950         --          --              1,771
Westwood Center....................     313,000      3,100        26,201         --          --              6,542
1919 Santa Monica..................      44,096      2,580         7,772         --          --                176
600 Corporate Pointe...............     273,339      8,575        35,325         --          --                876


                                           TOTAL COSTS
                                     ------------------------
                                                BUILDINGS AND                  ACCUMULATED                     YEAR BUILT/
                                       LAND     IMPROVEMENTS      TOTAL      DEPRECIATION(1)   ENCUMBRANCES     RENOVATED
                                     --------   -------------   ----------   ---------------   ------------    -----------
Whittier Financial Center..........  $  3,575    $   12,054     $   15,629       $   684         $     --         1967/82
6800 Owensmouth....................     1,725         6,151          7,876           328               --            1986
Clarendon Crest....................     1,300         4,099          5,399           210               --            1990
Noble Professional Center..........     1,657         5,259          6,916           286            3,580(3)      1985/93
South Bay Centre...................     4,775        15,524         20,299           827               --            1984
8383 Wilshire......................    13,570        46,959         60,529         2,334               --         1971/93
Parkway Center.....................     1,480         6,145          7,625           316            5,029(3)      1992/95
CenterPointe La Palma..............    16,011        65,719         81,730         3,129           35,140(3)   1986/88/90
299 Euclid.........................     1,050         8,353          9,403           103            5,000            1983
Carlsberg Corporate Center.........     2,937         9,873         12,810           420               --            1979
Harbor Corporate Center............       870         3,733          4,603           142               --            1985
1000 Town Center...................     2,800        11,421         14,221           471               --            1989
Mariner Court......................     2,350         9,711         12,061           414               --            1989
Pacific Gateway II.................     6,287        20,451         26,738           637           18,939         1982/90
1821 Dyer..........................     1,808         6,785          8,593            84               --         1980/88
Crown Cabot........................     7,056        23,460         30,516           921               --            1989
120 Spalding.......................     2,775        10,150         12,925           154               --            1984
South Bay Technology Center........     1,600         5,281          6,881           219               --            1984
1370 Valley Vista..................     2,698         8,356         11,054           310            5,532(3)         1988
Renaissance Court..................     1,580         6,022          7,602           145               --         1981/92
Foremost Professional Plaza........     2,049         6,385          8,434           231               --            1992
Northpoint.........................     1,800        20,388         22,188           758               --            1991
Thousand Oaks Plaza................       444         1,362          1,806           934               --            1988
Rancho Plaza.......................       711          2241          2,952             2               --            1987
Pennsfield Plaza...................       800          2398          3,198             1               --            1989
Conejo Business Park...............     2,489          7400          9,889             5            4,604            1991
Marin Corporate Center.............     1,956         6,022          7,978             8            3,257            1986
Evergreen Plaza....................     2,489         7,113          9,602             7               --         1979/96
145 South Fairfax..................     1,825         5,840          7,665           214            4,079            1984
Bernardo Regency...................     1,625         5,076          6,701           181               --            1986
City Centre........................     8,250        25,635         33,885           751               --            1982
Wilshire Pacific Plaza.............     3,750        11,833         15,583           334            2,657         1976/87
Glendale Corporate Center..........     2,750        12,933         15,683           379               --            1985
World Savings Center...............        --       113,735        113,735         3,062               --            1983
9201 Sunset........................     7,180        23,781         30,961           449               --      1963/92-95
Sunset Pointe Plaza................     2,075         6,521          8,596           171            3,855(3)         1988
Activity Business Center...........     3,650        11,467         15,117           299            8,142            1987
Westlake Gardens...................     1,831         6,615          8,446           104               --            1998
9100 Wilshire......................    16,250        50,721         66,971         1,420           32,782         1971/90
Westwood Center....................     3,100        32,743         35,843             0           15,167            1965
1919 Santa Monica..................     2,580         7,948         10,528           189            3,724(3)         1991
600 Corporate Pointe...............     8,575        36,201         44,776           862           17,584(3)         1989

                                                                                                      COSTS CAPITALIZED
                                                       INITIAL COSTS                  BASIS STEP-UP     SUBSEQUENT TO
                                                  ------------------------            -------------      ACQUISITION
                                       SQUARE                BUILDINGS AND            BUILDINGS AND   -----------------
                                      FOOTAGE       LAND     IMPROVEMENTS     LAND    IMPROVEMENTS     IMPROVEMENTS(2)
                                     ----------   --------   -------------   ------   -------------   -----------------
150 East Colorado..................      61,168   $  1,988    $    5,841     $   --      $   --           $    186
5161 Lankershim....................     178,317      5,016        25,568         --          --              2,102
1501 Hughes Way....................      77,060      1,348         4,058         --          --                284
3901 Via Oro.......................      53,195        692         2,081         --          --                879
Huntington Beach Plaza I & II......      52,186      1,109         3,317         --          --                 56
Fountain Valley Plaza..............     107,252      2,949         9,377         --          --                340
3300 Irvine Avenue.................      74,224      2,215         6,697         --          --                308
Von Karman Corporate Center........     451,477     11,513        34,783         --          --              1,189
1503 South Coast...................      60,605      1,570         4,731         --          --                 77
One Venture........................      43,324      1,137         3,492         --          --                489
625 The City.......................     139,806      4,792        14,470         --          --                480
Orange Financial Center............     305,439     10,379        34,415         --          --                883
Lambert Office Plaza...............      32,807      1,095         3,296         --          --                 27
Carlsbad Corporate Center..........     125,000      3,722        15,061         --          --              1,975
Balboa Corporate Center............      69,890      2,759         8,303         --          --                 68
Panorama Corporate Center..........     133,245      6,512        19,593         --          --                177
Ruffin Corporate Center............      45,059      1,766         5,315         --          --                 43
Skypark Office Plaza...............     202,164      5,733        21,608         --          --                407
Governor Office Plaza..............     104,065      3,382        10,177         --          --                463
5120 Shoreham......................      37,759      1,224         4,073         --          --                 41
Sorrento Valley Science............     181,207      6,841        21,067         --          --                336
Torreyana Science Park.............      81,204      5,035        15,148         --          --                129
Uniden Building....................      28,119      1,010         3,027         --          --                 85
10251 Vista Sorrento...............      69,386      1,839         7,202         --          --                 59
Camarillo Business Center..........     154,216      3,522        10,602         --          --                594
Centrelake Plaza...................     110,763      1,570         9,473         --          --                796
Tower Plaza I......................      72,350      2,080         6,280         --          --                183
Tower Plaza II.....................      19,301        265           802         --          --                 42
Tower Plaza III....................      12,483        172           520         --          --                 29
Chicago Avenue Business Park.......      47,482      1,223         3,687         --          --                 74
Havengate Center...................      80,557      1,913         5,759         --          --                 59
HDS Plaza..........................     104,178      2,604         7,838         --          --                127
5702 Bolsa.........................      27,731        589         1,775         --          --                 18
5672 Bolsa.........................      11,968        254           767         --          --                 22
5632 Bolsa.........................      21,568        458         1,381         --          --                 13
Huntington Commerce Center.........      67,551        992         2,997         --          --                 38
Savi Tech Center...................     341,446      8,280        24,911         --          --                223
Yorba Linda Business Park..........     167,142      2,629         7,913         --          --                 91
Cymer Technology Center............     155,612      5,446        16,387         --          --                153
Poway Industrial...................     112,000      1,876         5,646         --          --                 49
10180 Scripps Ranch................      43,560      1,165         3,507         --          --                 36
10965-93 Via Frontera..............      77,920      1,792         5,391         --          --                 49


                                           TOTAL COSTS
                                     ------------------------
                                                BUILDINGS AND                  ACCUMULATED                     YEAR BUILT/
                                       LAND     IMPROVEMENTS      TOTAL      DEPRECIATION(1)   ENCUMBRANCES     RENOVATED
                                     --------   -------------   ----------   ---------------   ------------    -----------
150 East Colorado..................  $  1,988    $    6,027     $    8,015       $   153         $     --         1979/97
5161 Lankershim....................     5,016        27,670         32,686           695           13,573(3)      1985/97
1501 Hughes Way....................     1,348         4,342          5,690            54               --         1983/97
3901 Via Oro.......................       692         2,960          3,652            40               --         1986/97
Huntington Beach Plaza I & II......     1,109         3,373          4,482            82            1,950(3)      1984/96
Fountain Valley Plaza..............     2,949         9,717         12,666           274            4,833(3)         1982
3300 Irvine Avenue.................     2,215         7,005          9,220           179            3,244(3)      1981/97
Von Karman Corporate Center........    11,513        35,972         47,485           895           17,180(3)      1981/84
1503 South Coast...................     1,570         4,808          6,378            99            2,262(3)      1979/97
One Venture........................     1,137         3,981          5,118            82               --         1990/97
625 The City.......................     4,792        14,950         19,742           375            7,055(3)      1985/97
Orange Financial Center............    10,379        35,298         45,677           876           18,184(3)      1985/95
Lambert Office Plaza...............     1,095         3,323          4,418            79               --         1986/97
Carlsbad Corporate Center..........     3,722        17,036         20,758           647            9,327(3)         1996
Balboa Corporate Center............     2,759         8,371         11,130           199            3,000            1990
Panorama Corporate Center..........     6,512        19,770         26,282           470           10,000            1991
Ruffin Corporate Center............     1,766         5,358          7,124           127               --            1990
Skypark Office Plaza...............     5,733        22,015         27,748           528            7,000            1986
Governor Office Plaza..............     3,382        10,640         14,022           254            5,425(3)         1986
5120 Shoreham......................     1,224         4,114          5,338           148               --            1984
Sorrento Valley Science............     6,841        21,403         28,244           545            7,000            1984
Torreyana Science Park.............     5,035        15,277         20,312           363            9,500(3)      1980/97
Uniden Building....................     1,010         3,112          4,122            64               --            1990
10251 Vista Sorrento...............     1,839         7,261          9,100           173            3,882(3)      1981/95
Camarillo Business Center..........     3,522        11,196         14,718           255               --         1984/97
Centrelake Plaza...................     1,570        10,269         11,839           202               --            1989
Tower Plaza I......................     2,080         6,463          8,543           155               --            1988
Tower Plaza II.....................       265           844          1,109            21               --            1983
Tower Plaza III....................       172           549            721            13               --            1983
Chicago Avenue Business Park.......     1,223         3,761          4,984            92               --            1986
Havengate Center...................     1,913         5,818          7,731           139               --            1985
HDS Plaza..........................     2,604         7,965         10,569           193               --            1987
5702 Bolsa.........................       589         1,793          2,382            43              941(3)      1987/97
5672 Bolsa.........................       254           789          1,043            19              330(3)         1987
5632 Bolsa.........................       458         1,394          1,852            33              845(3)         1987
Huntington Commerce Center.........       992         3,035          4,027            73            1,502(3)         1987
Savi Tech Center...................     8,280        25,134         33,414           597           14,728(3)         1989
Yorba Linda Business Park..........     2,629         8,004         10,633           191            4,377(3)         1988
Cymer Technology Center............     5,446        16,540         21,986           393           10,918(3)         1986
Poway Industrial...................     1,876         5,695          7,571           135            3,233(3)      1991/96
10180 Scripps Ranch................     1,165         3,543          4,708            84            1,997(3)      1978/96
10965-93 Via Frontera..............     1,792         5,440          7,232           129            2,841(3)      1982/97

                                                                                                      COSTS CAPITALIZED
                                                       INITIAL COSTS                  BASIS STEP-UP     SUBSEQUENT TO
                                                  ------------------------            -------------      ACQUISITION
                                       SQUARE                BUILDINGS AND            BUILDINGS AND   -----------------
                                      FOOTAGE       LAND     IMPROVEMENTS     LAND    IMPROVEMENTS     IMPROVEMENTS(2)
                                     ----------   --------   -------------   ------   -------------   -----------------
Westridge..........................      48,850   $  1,807    $    5,591     $   --      $   --           $    201
Ontario Airport Commerce Center....     213,127      2,398         7,194         --          --                173
Highlands I........................      26,856        470         1,418         --          --                 47
Highlands II.......................      41,210        793         2,394         --          --                 27
Hunter Business Park...............     106,782      1,148         3,439         --          --                216
Tower Plaza Retail.................     133,481      4,531        13,660         --          --                569
Howard Hughes......................      36,959     30,865         7,529         --          --              6,101
11075 Santa Monica.................      35,696      1,225         3,746         --          --                 63
Continental Grand..................     235,926      7,125        40,451         --          --                432
Calabasas Tech Center..............     273,526     11,513        34,591         --          --                309
100 Oceangate Tower................     210,907      3,080        20,386         --          --                125
Lyons Plaza........................      61,203      2,078         6,267         --          --                 67
Genesee Executive Park.............     155,820      6,750        20,178         --          --                393
Solar Drive Business Park..........     125,132      4,250        12,770         --          --                103
91 Freeway Center..................      94,516      2,900         9,179         --          --                 47
601 South Glenoaks.................      72,524      2,450         7,519         --          --                 16
Tourney Pointe.....................     219,991      6,002        21,334         --          --                701
Mini Suites........................          --         --            --         --          --                 89
                                     ----------   --------    ----------     ------      ------           --------
                                     17,985,956   $489,726    $1,701,375     $1,616      $8,607           $121,499
                                     ==========   ========    ==========     ======      ======           ========


                                           TOTAL COSTS
                                     ------------------------
                                                BUILDINGS AND                  ACCUMULATED                     YEAR BUILT/
                                       LAND     IMPROVEMENTS      TOTAL      DEPRECIATION(1)   ENCUMBRANCES     RENOVATED
                                     --------   -------------   ----------   ---------------   ------------    -----------
Westridge..........................  $  1,807    $    5,792     $    7,599       $   152         $  2,972(3)      1984/96
Ontario Airport Commerce Center....     2,398         7,367          9,765           181               --         1987/97
Highlands I........................       470         1,465          1,935            34               --            1988
Highlands II.......................       793         2,421          3,214            58               --            1990
Hunter Business Park...............     1,148         3,655          4,803            64               --            1990
Tower Plaza Retail.................     4,531        14,229         18,760           341               --         1970/97
Howard Hughes......................    30,865        13,630         44,495           384              100            1993
11075 Santa Monica.................     1,225         3,809          5,034            81               --            1983
Continental Grand..................     7,125        40,883         48,008           893               --            1986
Calabasas Tech Center..............    11,513        34,900         46,413           676               --            1990
100 Oceangate Tower................     3,080        20,511         23,591           554               --      1971/93/94
Lyons Plaza........................     2,078         6,334          8,412           106               --            1990
Genesee Executive Park.............     6,750        20,571         27,321           298               --            1984
Solar Drive Business Park..........     4,250        12,873         17,123           154               --            1982
91 Freeway Center..................     2,900         9,226         12,126           110               --         1986/97
601 South Glenoaks.................     2,450         7,535          9,985            90               --            1990
Tourney Pointe.....................     6,002        22,035         28,037            41               --         1985/98
Mini Suites........................        --            89             89            --               --              --
                                     --------    ----------     ----------       -------         --------
                                     $491,342    $1,831,481     $2,322,823       $84,754         $544,027
                                     ========    ==========     ==========       =======         ========

---------------
(1) The depreciable life for buildings and improvements ranges from ten to forty years. Tenant improvements are depreciated over the remaining term of the lease.

(2) Includes total capitalized interest of $10.8 million.

(3) All of these Properties are collateral for Arden Realty's $422.3 million Mortgage Financings. The encumbrance allocated to an individual property is based on the related individual release price.

                               ARDEN REALTY, INC.
                                      AND
                               ARDEN PREDECESSORS

       SCHEDULE III -- COMMERCIAL PROPERTIES AND ACCUMULATED DEPRECIATION

  The changes in real estate for each of the periods in the three years ended December 31, 1998 are as follows:

                                                                                                         ARDEN
                                                            ARDEN REALTY, INC.                        PREDECESSORS
                                          ------------------------------------------------------   ------------------
                                          FOR THE YEARS ENDED DECEMBER 31,      FOR THE PERIOD       FOR THE PERIOD
                                          ---------------------------------   OCTOBER 9, 1996 TO   JANUARY 1, 1996 TO
                                               1998              1997         DECEMBER 31, 1996     OCTOBER 8, 1996
                                          ---------------   ---------------   ------------------   ------------------
Real estate balance at beginning of
  period................................    $1,239,032        $  546,707           $283,579             $164,170
Improvements............................        76,488            23,642              2,366                6,626
Deletions...............................           (44)             (335)                --                   --
Consolidation of non-combined
  entities(1)...........................            --                --             96,935                   --
Acquisition of properties...............     1,007,347           669,018            153,604              112,783
Consideration paid in exchange for
  interests of non-affiliates...........            --                --             10,223                   --
                                            ----------        ----------           --------             --------
Balance at end of period................    $2,322,823        $1,239,032           $546,707             $283,579
                                            ==========        ==========           ========             ========

  The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures for each of the periods in the three years ended December 31, 1998 are as follows:

                                                                                                ARDEN
                                                          ARDEN REALTY, INC.                 PREDECESSORS
                                               ----------------------------------------   ------------------
                                               FOR THE YEARS ENDED
                                                  DECEMBER 31,         FOR THE PERIOD       FOR THE PERIOD
                                               -------------------   OCTOBER 9, 1996 TO   JANUARY 1, 1996 TO
                                                 1998       1997     DECEMBER 31, 1996     OCTOBER 8, 1996
                                               --------   --------   ------------------   ------------------
Balance at beginning of period...............  $35,860    $17,139         $ 8,345               $3,296
Depreciation for period......................   48,938     19,056           2,948                5,049
Deletions....................................      (44)      (335)             --                   --
Consolidation of non-combined entities (1)...       --         --           5,846                   --
                                               -------    -------         -------               ------
Balance at end of period.....................  $84,754    $35,860         $17,139               $8,345
                                               =======    =======         =======               ======

---------------
(1) The non-combined entities were consolidated as a result of Arden Realty purchasing the controlling interests as part of the Formation Transactions.