Form 10-K/A
period 1998-12-31
ARDEN REALTY INC
filed 1999-03-29
CIK 1013794

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders, to be held on May 18, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               ARDEN REALTY, INC.

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
NO.                                                                  NO.
----                                                                 ----
                                 PART I
 1.    Business....................................................    1
 2.    Properties..................................................   16
 3.    Legal Proceedings...........................................   27
 4.    Submission of Matters to a Vote of Security Holders.........   27

                                 PART II
 5.    Market for Registrant's Common Equity and Related
         Stockholder Matters.......................................   28
 6.    Selected Financial Data.....................................   29
 7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................   32
7A.    Quantitative and Qualitative Disclosure About Market Risk...   43
 8.    Financial Statements and Supplementary Data.................   43
 9.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure..................................   43

                                PART III
10.    Directors and Executive Officers of the Registrant..........   44
11.    Executive Compensation......................................   44
12.    Security Ownership of Certain Beneficial Owners and
         Management................................................   44
13.    Certain Relationships and Related Transactions..............   44

                                 PART IV
14.    Exhibits, Financial Statements and Schedule, and Reports on
         Form 8-K..................................................   45

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

BUSINESS STRATEGIES

  Our primary business strategy is to actively manage our portfolio to achieve gains in occupancy and rental rates and to reduce operating expenses. When market conditions permit, we may also acquire underperforming office and industrial properties, properties in need of renovation or properties that provide attractive yields with stable cash flow in submarkets where we can utilize our local market expertise and extensive real estate experience. We may also continue to develop new properties, when market conditions permit, in submarkets where we have extensive local market expertise.

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

  Our ability to rent expiring lease space at estimated levels is highly dependent upon many factors over which we have no control. These factors include, the national economic climate, perceptions of prospective tenants of the attractiveness of the Property, and our ability to maintain and manage the Properties. We also have numerous competitors and some of the competing properties may be newer, better located or owned by parties better capitalized than us. As new commercial properties are developed and the number of competitive commercial properties in a particular area increases, competitive pressures will increase as well. Additionally, all of our Properties are located in Southern California. Our ability to charge estimated rents could be adversely affected by the local economic climate (which could be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for office and other competing commercial properties). The preceding discussion is not intended as an exhaustive list of the risks associated with occupancy and rental rate projections and should be read in conjunction with "Risk Factors -- Real Estate Ownership Risk," "-- Risk that We May be Unable to Retain Tenants or Rent Space Upon Lease Expirations," "-- Impact of Competition on Occupancy Levels and Rents Charged," and "-- Concentration of Properties in Southern California."

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

          (i) Maintaining and improving occupancy rates: We believe that we have been successful in attracting, expanding and retaining a diverse tenant base by actively managing our Properties with an emphasis on tenant satisfaction and retention. We strive to be responsive to the needs of individual tenants through our on-site professional management staff and by providing tenants with alternative space within our portfolio to accommodate their changing space requirements. Our success in maintaining and improving occupancy rates is demonstrated, in part, by the number of existing tenants that have renewed or released their space, leased additional space to support their expansion needs, or moved to other space within our portfolio. During 1998 we retained 79.4% and 71.4.% of the tenants whose leases expired in our office and industrial/retail Properties, respectively. We also seek to improve occupancies by aggressively marketing available space within our portfolio.

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

          (iii) Cost control management and systems: We plan to continue lowering our operating expenses through active cost control management at all of our Properties. We focus on cost control in various areas of operations. We continuously monitor the operating performance of our Properties and employ energy-enhancing and expense recovery technologies when appropriate. These system enhancements include lighting retrofits, replacement of inefficient heating, ventilation and air conditioning systems, computer-driven energy management systems which monitor and react to the climatic requirements of individual Properties and enhancement of billing systems, which enable us to more efficiently recover certain operating expenses from our tenants.

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

  Consistent with our recent development and redevelopment activity at both the Howard Hughes Center and Westwood Center, our approach is to seek opportunities in Southern California submarkets where we have an existing presence and where the following conditions exist:

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

REAL ESTATE FINANCING RISKS

  Inability to Repay or Refinance Indebtedness at Maturity.

  We will be subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that any indebtedness will not be able to be refinanced or that the terms of any such refinancing will not be as favorable as the terms of our current indebtedness. If, at maturity, our indebtedness cannot be refinanced, extended or paid with proceeds of other capital transactions, such as the issuance of new equity capital, we expect that our cash flow will not be sufficient in all years to pay distributions at expected levels and to repay all maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates, the interest expense relating to that refinanced indebtedness would increase, adversely affecting our cash flow and the amounts available for distributions to our stockholders.

  Risk of Failure to Cover Debt Service of Current Collateralized Debt Under the Mortgage Financing.

  Arden Realty, through special purpose entities, currently has outstanding three mortgage financings (collectively the "Mortgage Financings") totaling $422.3 million. The payments and other obligations under each of the Mortgage Financings are secured by fully cross-collateralized and cross-defaulted first mortgage liens on 18, 22 and 12 of our properties (collectively, the "Mortgage Financing Properties"), respectively, and $10 million in cash collateral. One of the Mortgage Financings totaling $175 million requires monthly payments of interest only, with all principal anticipated to be repaid in June 2004. Two of the Mortgage Financings totaling $247.3 million require monthly payments of interest only for five years and monthly payments of principal and interest thereafter, with all principal anticipated to be repaid in June 2008. If the Mortgage Financing totaling $175 million is not repaid or refinanced by June 2004, the interest rate increases by at least 2% and all excess cash flow from the Mortgage Financing Properties must be used to pay down principal. If the Mortgage Financings totaling $247.3 million are not repaid or refinanced by June 2008, the interest rates increase by at least 5% and all excess cash flow from those Mortgage Financing Properties must be used to pay down principal. If we are unable to meet our obligations under the Mortgage Financings, the Mortgage Financing Properties securing our debt could be foreclosed on, which would have a material adverse effect on us and our ability to make expected distributions. Similarly, six of our other Properties that are subject to single property mortgage financing are, and any of our future indebtedness secured by any of the Properties we own will be, subject to this risk of foreclosure.

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

  Risk That We May be Unable to Retain Tenants or Rent Space Upon Lease Expirations.

  We are and will be subject to the risk that upon expiration, leases may not be renewed, the space may not be relet or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. If we are unable to promptly relet or renew leases for all or a substantial portion of this space, or if the rental rates upon such renewal or reletting are significantly lower than expected, our cash flow and ability to make expected distributions to stockholders could be adversely affected.

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

  Americans With Disabilities Act ("ADA") Compliance Costs.

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

  Financial Dependency and Management Conflicts Associated with Partnership and Joint Venture Property Ownership Structures.

  We own interests in our Properties through the Operating Partnership and certain other majority owned subsidiaries. In addition, we may also participate with other entities in property ownership through joint ventures or partnerships in the future. We currently do not have any plans to invest in joint ventures or partnerships with our affiliates or promoters. Nonetheless, partnership or joint venture investments may, under certain circumstances, involve risks not otherwise present, including the possibility that our partners or co-venturers might become bankrupt, that the partners or co-venturers might at any time have economic or other business interests or goals which are inconsistent with our business interests or goals, and that the partners or co-venturers may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to maintaining our qualification as a REIT. We will, however, seek to maintain sufficient control of any partnerships or joint ventures with which we may become involved to permit our business objectives to be achieved. There is no limitation under our organizational documents as to the amount of available funds that may be invested in partnerships or joint ventures.

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

POTENTIAL ADVERSE TAX CONSEQUENCES OF FAILURE TO QUALIFY AS A REIT

  We have operated and intend to continue to operate so as to qualify as a REIT under the Code, commencing with our taxable year ended December 31, 1996. Although we believe that we have been and will continue to be organized and have operated and will continue to operate in such a manner, no assurance can be given that we have been or will continue to be organized or operated in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources and we must pay distributions to stockholders aggregating annually at least 95% of our REIT taxable income (excluding capital gains). The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Code is greater in the case of a REIT, like us, that holds its assets in partnership form. No assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. We are, however, not aware of any pending legislation that would adversely affect our ability to operate as a REIT. Our qualification and taxation as a REIT depends on our ability to meet (through actual annual operating results, distribution levels and diversity of stock ownership) the various qualification tests imposed under the Code, the results of which have not been and will not be reviewed by our tax counsel.

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

  In the past few years, independent environmental consultants have conducted or updated Phase I Environmental Assessments and other environmental investigations as appropriate ("Environmental Site Assessments") at our Properties. These Environmental Site Assessments have included, among other things, a visual inspection of the Properties and the surrounding area and a review of relevant state, federal and historical documents. Soil and groundwater samplings were performed where warranted and remediation, if necessary, has or is being conducted.

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

(2) Except for 299 Euclid, the estimated weighted average annual rental rate represents the weighted average of the in-place rental rates for occupied space and market rental rates for vacant space. Our estimates of the market rental rates are based on current trends which could change or reverse at any time as a result of future events. The calculation for 299 Euclid, which is 100% leased, was based on leases in place. Our ability to rent vacant space at estimated levels is highly dependent upon many factors over which we have no control. We undertake no obligation to update or correct these estimates if future events prove them to be inaccurate.

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

  Our Properties are leased to a variety of local, national and foreign businesses. Leases are typically structured for terms of three, five or 10 years. Most of the leases are full service gross leases under which tenants typically pay for all real property taxes and operating expenses above those for an established base year or expense stop. Leases typically contain provisions permitting tenants to renew at prevailing market rates. Under these leases, we are generally responsible for structural repairs. Finally, tenants generally pay directly (without regard to a base year or expense stop) for overtime use of air conditioning and for on-site monthly employee and visitor parking.

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

  The following table sets forth certain information regarding our 138 Properties as of December 31, 1998:

                                                                                                                       PERCENTAGE
                                                                                                                        OF TOTAL
                                                                                                                        PORTFOLIO
                                                                                            YEAR(S)     APPROXIMATE        NET
                                                                                             BUILT/     NET RENTABLE    RENTABLE
          PROPERTY NAME                          SUBMARKET                   LOCATION      RENOVATED    SQUARE FEET    SQUARE FEET
----------------------------------  -----------------------------------  ----------------  ----------   ------------   -----------
OFFICE
LOS ANGELES COUNTY
Los Angeles West
9665 Wilshire.....................  Beverly Hills/Century City           Beverly Hills     1972/92-93       158,684         0.9%
Beverly Atrium....................  Beverly Hills/Century City           Beverly Hills        1989           61,314         0.3%
8383 Wilshire.....................  Beverly Hills/Century City           Beverly Hills      1971/93         417,463         2.3%
120 Spalding......................  Beverly Hills/Century City           Beverly Hills        1984           60,656         0.3%
9100 Wilshire.....................  Beverly Hills/Century City           Beverly Hills      1971/90         326,227         1.8%
Century Park Center...............  Beverly Hills/Century City           Los Angeles        1972/94         243,404         1.4%
10350 Santa Monica................  Beverly Hills/Century City           Los Angeles          1979           42,292         0.2%
10351 Santa Monica................  Beverly Hills/Century City           Los Angeles          1984           96,251         0.5%
Westwood Terrace..................  Westwood/West Los Angeles            Los Angeles          1988          135,943         0.8%
1950 Sawtelle.....................  Westwood/West Los Angeles            Los Angeles        1988/95         103,772         0.6%
10780 Santa Monica................  Westwood/West Los Angeles            Los Angeles          1984           92,486         0.5%
Wilshire Pacific Plaza............  Westwood/West Los Angeles            Los Angeles       1976/1987        100,122         0.6%
World Savings Center(2)(3)........  Westwood/West Los Angeles            Los Angeles          1983          469,115         2.6%
11075 Santa Monica................  Westwood/West Los Angeles            Los Angeles          1983           35,696         0.2%
2730 Wilshire(4)..................  Westwood/West Los Angeles            Santa Monica         1985           55,080         0.3%
Carlsberg Corporate Center........  Westwood/West Los Angeles            Santa Monica         1979          103,506         0.6%
1919 Santa Monica.................  Westwood/West Los Angeles            Santa Monica         1991           44,096         0.2%
400 Corporate Pointe..............  Marina Area/Culver City/LAX          Culver City          1987          164,598         0.9%
600 Corporate Pointe..............  Marina Area/Culver City/LAX          Culver City          1989          273,339         1.5%
Bristol Plaza.....................  Marina Area/Culver City/LAX          Culver City          1982           84,014         0.5%
Skyview Center....................  Marina Area/Culver City/LAX          Los Angeles       1981,87/95       391,675         2.2%
Northpoint........................  Marina Area/Culver City/LAX          Los Angeles          1991          104,235         0.6%
6100 Wilshire.....................  Park Mile/West Hollywood             Los Angeles          1986          202,704         1.1%
145 South Fairfax.................  Park Mile/West Hollywood             Los Angeles          1984           54,429         0.3%
9201 Sunset.......................  Park Mile/West Hollywood             Los Angeles       1963/92-95       139,711         0.8%
                                                                                                         ----------       -----
  Subtotal/Weighted Average  --
    Los Angeles West                                                                                      3,960,812        22.0%
Los Angeles North
Calabasas Commerce Center.........  Simi/Conejo Valley                   Calabasas            1990          123,121         0.7%
Calabasas Tech Center.............  Simi/Conejo Valley                   Calabasas            1990          273,526         1.5%


                                                                      ANNUALIZED
                                               ANNUALIZED    NUMBER    BASE RENT
                                    PERCENT   BASE RENT(1)     OF     PER LEASED
          PROPERTY NAME             LEASED      ($000S)      LEASES   SQUARE FOOT
----------------------------------  -------   ------------   ------   -----------
OFFICE
LOS ANGELES COUNTY
Los Angeles West
9665 Wilshire.....................   100.0%     $  4,691        23      $29.74
Beverly Atrium....................    83.6%        1,307        10       25.49
8383 Wilshire.....................    89.6%        7,669       131       20.50
120 Spalding......................   100.0%        2,211        19       35.79
9100 Wilshire.....................    88.2%        6,204        76       21.56
Century Park Center...............    89.9%        4,635        91       21.19
10350 Santa Monica................    92.3%          718        16       18.39
10351 Santa Monica................    97.1%        1,698        17       18.17
Westwood Terrace..................    99.6%        3,244        28       23.95
1950 Sawtelle.....................    96.2%        1,977        35       19.80
10780 Santa Monica................    92.5%        1,670        32       19.52
Wilshire Pacific Plaza............    77.1%        1,481        34       19.19
World Savings Center(2)(3)........    95.1%       13,259        51       29.73
11075 Santa Monica................   100.0%          627         5       17.55
2730 Wilshire(4)..................    85.3%        1,038        28       22.08
Carlsberg Corporate Center........    94.0%        2,070        41       21.29
1919 Santa Monica.................   100.0%        1,065         5       24.33
400 Corporate Pointe..............    98.3%        3,317        18       20.51
600 Corporate Pointe..............    93.1%        4,741        22       18.63
Bristol Plaza.....................    90.7%        1,332        24       17.48
Skyview Center....................    90.3%        5,836        47       16.50
Northpoint........................    96.4%        3,184         6       31.69
6100 Wilshire.....................    87.2%        3,720        34       21.05
145 South Fairfax.................   100.0%        1,057        13       19.57
9201 Sunset.......................    71.1%        3,146        55       31.67
                                     -----      --------     -----      ------
  Subtotal/Weighted Average  --
    Los Angeles West                  91.6%     $ 81,897       861      $22.57
Los Angeles North
Calabasas Commerce Center.........   100.0%     $  1,827        13      $14.47
Calabasas Tech Center.............   100.0%        5,241        12       19.16

                                                                                                                       PERCENTAGE
                                                                                                                        OF TOTAL
                                                                                                                        PORTFOLIO
                                                                                            YEAR(S)     APPROXIMATE        NET
                                                                                             BUILT/     NET RENTABLE    RENTABLE
          PROPERTY NAME                          SUBMARKET                   LOCATION      RENOVATED    SQUARE FEET    SQUARE FEET
----------------------------------  -----------------------------------  ----------------  ----------   ------------   -----------
Thousand Oaks Plaza...............  Simi/Conejo Valley                   Thousand Oaks        1988           13,434         0.1%
Rancho Plaza......................  Simi/Conejo Valley                   Thousand Oaks        1987           24,057         0.1%
Pennsfield Plaza..................  Simi/Conejo Valley                   Thousand Oaks        1989           21,202         0.1%
Conejo Business Park..............  Simi/Conejo Valley                   Thousand Oaks        1991           69,017         0.4%
Marin Corporate Center............  Simi/Conejo Valley                   Thousand Oaks        1986           51,360         0.3%
Evergreen Plaza...................  Simi/Conejo Valley                   Thousand Oaks      1979/96          75,722         0.4%
5601 Lindero Canyon...............  Simi/Conejo Valley                   Westlake             1989          105,830         0.6%
Renaissance Court.................  Simi/Conejo Valley                   Westlake           1981/92          61,245         0.3%
Westlake Gardens..................  Simi/Conejo Valley                   Westlake             1998           49,639         0.3%
6800 Owensmouth(3)................  West San Fernando Valley             Canoga Park          1986           80,014         0.4%
Woodland Hills Financial Center...  West San Fernando Valley             Woodland Hills     1972/95         224,955         1.4%
Clarendon Crest...................  West San Fernando Valley             Woodland Hills       1990           43,063         0.2%
Lyons Plaza.......................  Santa Clarita Valley                 Santa Clarita        1990           61,203         0.3%
16000 Ventura.....................  Central San Fernando Valley          Encino             1980/96         174,841         1.0%
Sumitomo Bank Building............  Central San Fernando Valley          Sherman Oaks      1970/90-91       110,641         0.6%
Noble Professional Center.........  Central San Fernando Valley          Sherman Oaks       1985/93          51,828         0.3%
Sunset Pointe Plaza...............  Valencia                             Newhall              1988           58,105         0.3%
303 Glenoaks......................  East San Fernando Valley/Tri-Cities  Burbank            1983/96         175,449         1.0%
601 South Glenoaks................  East San Fernando Valley/Tri-Cities  Burbank              1990           72,524         0.4%
Burbank Executive Plaza...........  East San Fernando Valley/Tri-Cities  Burbank              1983           60,395         0.3%
California Federal Building.......  East San Fernando Valley/Tri-Cities  Burbank              1978           82,467         0.5%
425 West Broadway.................  East San Fernando Valley/Tri-Cities  Glendale             1984           71,589         0.4%
Glendale Corporate Center.........  East San Fernando Valley/Tri-Cities  Glendale             1985          108,209         0.6%
70 South Lake.....................  East San Fernando Valley/Tri-Cities  Pasadena           1982/94         100,133         0.6%
150 East Colorado.................  East San Fernando Valley/Tri-Cities  Pasadena           1979/97          61,168         0.3%
5161 Lankershim...................  East San Fernando Valley/Tri-Cities  North Hollywood    1985/97         178,317         1.0%
                                                                                                         ----------       -----
  Subtotal/Weighted Average  --
    Los Angeles North                                                                                     2,583,054        14.4%
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


                                                                      ANNUALIZED
                                               ANNUALIZED    NUMBER    BASE RENT
                                    PERCENT   BASE RENT(1)     OF     PER LEASED
          PROPERTY NAME             LEASED      ($000S)      LEASES   SQUARE FOOT
----------------------------------  -------   ------------   ------   -----------
100 Oceangate Tower...............    83.1%     $  2,894        37      $16.51
12501 East Imperial Highway.......    96.9%        2,029         5       17.15
91 Freeway Center.................    97.9%        1,691        19       18.28
Continental Grand.................    89.4%        4,772        35       22.63
Grand Avenue Plaza................   100.0%        1,303         6       16.00
South Bay Centre..................    91.2%        3,215        37       17.38
Harbor Corporate Center...........    72.0%          655        15       14.23
Pacific Gateway II................    72.8%        3,107        32       19.09
Mariner Court.....................    96.4%        1,738        37       17.09
South Bay Technology Center.......    78.3%        1,174         8       14.30
                                     -----      --------     -----      ------
  Subtotal/Weighted Average  --
    Los Angeles South                 88.6%     $ 33,171       299      $16.97
Los Angeles Central
Los Angeles Corporate Center......    85.3%     $  6,530        29      $19.66
Whittier Financial Center.........    90.0%        2,487        41       20.41
1370 Valley Vista.................    97.6%        1,635        16       19.92
                                     -----      --------     -----      ------
  Subtotal/Weighted Average  --
    Los Angeles Central               88.1%     $ 10,652        86      $19.86
ORANGE COUNTY
5832 Bolsa........................   100.0%     $    699         1      $14.16
Huntington Beach Plaza I & II.....    91.1%          684        14       14.39
5702 Bolsa........................   100.0%          191         2        6.89
5672 Bolsa........................   100.0%           75         1        6.24
5632 Bolsa........................   100.0%          155         1        7.20
Huntington Commerce Center........    97.9%          453        21        6.85
City Centre.......................    98.7%        4,420        30       14.80
Fountain Valley Plaza.............   100.0%        1,758         4       16.39
3300 Irvine Avenue................    90.8%        1,267        28       18.81
Von Karman Corporate Center.......    93.6%        6,647        30       15.73
1503 South Coast..................    95.4%          871        23       15.07
Anaheim City Centre(3)............    93.6%        3,039        12       18.51
Crown Cabot.......................   100.0%        3,767        37       21.68
625 The City......................    98.6%        2,538        33       18.41
One Venture.......................    65.5%          623         8       21.95
Orange Financial Center...........    96.9%        5,740        42       19.39

                                                                                                                       PERCENTAGE
                                                                                                                        OF TOTAL
                                                                                                                        PORTFOLIO
                                                                                            YEAR(S)     APPROXIMATE        NET
                                                                                             BUILT/     NET RENTABLE    RENTABLE
          PROPERTY NAME                          SUBMARKET                   LOCATION      RENOVATED    SQUARE FEET    SQUARE FEET
----------------------------------  -----------------------------------  ----------------  ----------   ------------   -----------
Centerpointe La Palma.............  North County                         La Palma          1986,88,90       597,550         3.2%
Lambert Office Plaza..............  North County                         Brea               1986/97          32,807         0.2%
Savi Tech Center..................  North County                         Yorba Linda          1989          341,446         1.9%
Yorba Linda Business Park.........  North County                         Yorba Linda          1988          167,142         0.9%
                                                                                                         ----------       -----
  Subtotal/Weighted Average  --
    Orange County.................                                                                        3,202,241        17.8%
SAN DIEGO COUNTY
Imperial Bank Tower(3)............  Downtown                             San Diego          1982/96         540,413         2.9%
Foremost Professional Plaza.......  I-15 Corridor                        San Diego            1992           60,534         0.3%
Activity Business Center..........  I-15 Corridor                        San Diego            1987          167,045         0.9%
Bernardo Regency..................  I-15 Corridor                        San Diego            1986           47,916         0.3%
Carlsbad Corporate Center.........  North Coast                          Carlsbad             1996          125,000         0.7%
10180 Scripps Ranch...............  I-15 Corridor                        San Diego          1978/96          43,560         0.2%
Cymer Technology Center...........                                       Rancho
                                    I-15 Corridor                        Bernardino           1986          155,612         0.9%
10965-93 Via Frontera.............                                       Rancho
                                    I-15 Corridor                        Bernardino         1982/97          77,920         0.4%
Poway Industrial..................  I-15 Corridor                        Poway              1991/96         112,000         0.6%
Balboa Corporate Center...........  Mission Valley/Kearny Mesa           San Diego            1990           69,890         0.4%
Panorama Corporate Center.........  Mission Valley/Kearny Mesa           San Diego            1991          133,245         0.7%
Ruffin Corporate Center...........  Mission Valley/Kearny Mesa           San Diego            1990           45,059         0.3%
Skypark Office Plaza..............  Mission Valley/Kearny Mesa           San Diego            1986          202,164         1.1%
Governor Park Plaza...............  North City                           San Diego            1986          104,065         0.6%
Westridge.........................  North City                           San Diego          1984/96          48,850         0.3%
5120 Shoreham.....................  North City                           San Diego            1984           37,759         0.2%
Sorrento Valley Science Park......  North City                           San Diego            1984          181,207         1.0%
Torreyanna Science Park...........  North City                           La Jolla           1980/97          81,204         0.5%
Uniden Building...................  North City                           San Diego            1990           28,119         0.2%
Genesee Executive Park............  North City                           San Diego            1984          155,820         0.9%
10251 Vista Sorrento..............  North City                           San Diego          1981/95          69,386         0.4%
                                                                                                         ----------       -----
  Subtotal/Weighted Average  --
    San Diego County..............                                                                        2,486,768        13.8%
VENTURA COUNTY
Center Promenade..................  West County                          Ventura              1982          174,837         0.9%
1000 Town Center..................  West County                          Oxnard               1989          107,653         0.6%
Solar Drive Business Park.........  West County                          Oxnard               1982          125,132         0.7%


                                                                      ANNUALIZED
                                               ANNUALIZED    NUMBER    BASE RENT
                                    PERCENT   BASE RENT(1)     OF     PER LEASED
          PROPERTY NAME             LEASED      ($000S)      LEASES   SQUARE FOOT
----------------------------------  -------   ------------   ------   -----------
Centerpointe La Palma.............    95.0%     $  9,486        83      $16.72
Lambert Office Plaza..............    85.5%          500         8       17.82
Savi Tech Center..................   100.0%        2,611         4        7.65
Yorba Linda Business Park.........    96.5%        1,188        61        7.36
                                     -----      --------     -----      ------
  Subtotal/Weighted Average  --
    Orange County.................    96.1%     $ 46,712       443      $15.18
SAN DIEGO COUNTY
Imperial Bank Tower(3)............    90.2%     $  8,548        66      $17.54
Foremost Professional Plaza.......    91.0%        1,125        39       20.42
Activity Business Center..........    92.4%        1,717        40       11.12
Bernardo Regency..................    92.2%          784        19       17.75
Carlsbad Corporate Center.........   100.0%        1,628         1       13.02
10180 Scripps Ranch...............   100.0%          381         1        8.75
Cymer Technology Center...........
                                     100.0%        1,659         2       10.66
10965-93 Via Frontera.............
                                      93.4%          639         5        8.78
Poway Industrial..................   100.0%          605         1        5.40
Balboa Corporate Center...........   100.0%          728         1       10.42
Panorama Corporate Center.........   100.0%        2,237         1       16.79
Ruffin Corporate Center...........   100.0%          407         1        9.57
Skypark Office Plaza..............    94.4%        3,205        13       16.08
Governor Park Plaza...............    98.6%        1,603        18       15.40
Westridge.........................   100.0%          566         4       11.59
5120 Shoreham.....................   100.0%          639         1       16.92
Sorrento Valley Science Park......   100.0%        2,677        10       14.77
Torreyanna Science Park...........   100.0%        1,608         1       19.80
Uniden Building...................   100.0%          330         2       11.74
Genesee Executive Park............    90.0%        3,007        17       21.44
10251 Vista Sorrento..............   100.0%        1,060         1       15.28
                                     -----      --------     -----      ------
  Subtotal/Weighted Average  --
    San Diego County..............    95.7%     $ 35,153       244      $14.77
VENTURA COUNTY
Center Promenade..................    89.6%     $  2,424        55      $15.47
1000 Town Center..................   100.0%        2,123        13       19.72
Solar Drive Business Park.........    97.1%        2,114        41       17.40

                                                                                                                       PERCENTAGE
                                                                                                                        OF TOTAL
                                                                                                                        PORTFOLIO
                                                                                            YEAR(S)     APPROXIMATE        NET
                                                                                             BUILT/     NET RENTABLE    RENTABLE
          PROPERTY NAME                          SUBMARKET                   LOCATION      RENOVATED    SQUARE FEET    SQUARE FEET
----------------------------------  -----------------------------------  ----------------  ----------   ------------   -----------
Camarillo Business Center.........  West County                          Camarillo         1984/1997        154,216         0.9%
                                                                                                         ----------       -----
  Subtotal/Weighted Average --
    Ventura County................                                                                          561,838         3.1%
RIVERSIDE AND SAN BERNARDINO
  COUNTIES
Centrelake Plaza..................  Inland Empire West                   Ontario              1989          110,763         0.6%
Tower Plaza I.....................  Temecula                             Temecula             1988           72,350         0.4%
Tower Plaza II....................  Temecula                             Temecula             1983           19,301         0.1%
Tower Plaza III...................  Temecula                             Temecula             1983           12,483         0.1%
Chicago Avenue Business Park......  Inland Empire East                   Riverside            1986           47,482         0.3%
Hunter Business Park..............  Inland Empire East                   Riverside            1990          106,782         0.6%
Havengate Center..................  Inland Empire East                   Rancho Cucamonga     1985           80,557         0.4%
HDS Plaza.........................  Inland Empire East                   San Bernardino       1987          104,178         0.6%
                                                                                                         ----------       -----
  Subtotal/Weighted Average --
    Riverside and San Bernardino
    Counties......................                                                                          553,896         3.1%
KERN COUNTY
Parkway Center....................  Bakersfield                          Bakersfield        1992,95          61,333         0.3%
California Twin Center............  Bakersfield                          Bakersfield          1983          155,189         0.9%
                                                                                                         ----------       -----
  Subtotal/Weighted Average --
    Kern County...................                                                                          216,522         1.2%
                                                                                                         ----------       -----
Total/ Weighted Average -- Office
  (Excluding properties under
  renovation).....................                                                                       16,380,034        91.1%
INDUSTRIAL
RIVERSIDE AND SAN BERNARDINO
  COUNTIES
Ontario Airport Commerce Center...  Inland Empire West                   Ontario            1987/97         213,127         1.3%
Highlands I.......................  Temecula                             Temecula             1988           26,856         0.1%
Highlands II......................  Temecula                             Temecula             1990           41,210         0.2%
                                                                                                         ----------       -----
Total/Weighted
  Average-- Industrial............                                                                          281,193         1.6%


                                                                      ANNUALIZED
                                               ANNUALIZED    NUMBER    BASE RENT
                                    PERCENT   BASE RENT(1)     OF     PER LEASED
          PROPERTY NAME             LEASED      ($000S)      LEASES   SQUARE FOOT
----------------------------------  -------   ------------   ------   -----------
Camarillo Business Center.........    92.4%     $  2,121        21      $14.89
                                     -----      --------     -----      ------
  Subtotal/Weighted Average --
    Ventura County................    94.0%     $  8,782       130      $16.62
RIVERSIDE AND SAN BERNARDINO
  COUNTIES
Centrelake Plaza..................    77.7%     $  1,543        17      $17.94
Tower Plaza I.....................    89.1%        1,004        19       15.56
Tower Plaza II....................    97.0%          221        22       11.83
Tower Plaza III...................    75.0%          108        20       11.50
Chicago Avenue Business Park......    86.4%          569         6       13.86
Hunter Business Park..............    77.1%          517        13        6.29
Havengate Center..................    71.9%          913         9       15.77
HDS Plaza.........................    87.1%        1,505        14       16.59
                                     -----      --------     -----      ------
  Subtotal/Weighted Average --
    Riverside and San Bernardino
    Counties......................    81.3%     $  6,380       120      $14.16
KERN COUNTY
Parkway Center....................    90.5%     $    993         9      $17.89
California Twin Center............    96.7%        3,518        11       23.44
                                     -----      --------     -----      ------
  Subtotal/Weighted Average --
    Kern County...................    94.9%     $  4,511        20      $21.94
                                     -----      --------     -----      ------
Total/ Weighted Average -- Office
  (Excluding properties under
  renovation).....................    92.5%     $273,550     2,780      $18.05
INDUSTRIAL
RIVERSIDE AND SAN BERNARDINO
  COUNTIES
Ontario Airport Commerce Center...    97.7%     $  1,277        44      $ 6.13
Highlands I.......................   100.0%          250         9        9.32
Highlands II......................   100.0%          366        13        8.89
                                     -----      --------     -----      ------
Total/Weighted
  Average-- Industrial............    98.2%     $  1,893        66      $ 6.86

                                                                                                                       PERCENTAGE
                                                                                                                        OF TOTAL
                                                                                                                        PORTFOLIO
                                                                                            YEAR(S)     APPROXIMATE        NET
                                                                                             BUILT/     NET RENTABLE    RENTABLE
          PROPERTY NAME                          SUBMARKET                   LOCATION      RENOVATED    SQUARE FEET    SQUARE FEET
----------------------------------  -----------------------------------  ----------------  ----------   ------------   -----------
RETAIL
RIVERSIDE AND SAN BERNARDINO
  COUNTIES
Tower Plaza Retail................  Temecula                             Temecula           1970/97         133,481         0.7%
Los Angeles West
Howard Hughes Spectrum............  Marina Area/Culver City/LAX          Los Angeles          1993           36,959         0.2%
                                                                                                         ----------       -----
Total-Retail......................                                                                          170,440         0.9%
                                                                                                         ----------       -----
Total Industrial and Retail.......                                                                          451,633         2.5%
                                                                                                         ----------       -----
Portfolio Total (excluding
  renovations)....................                                                                       16,831,667        93.6%
RENOVATIONS
Westwood Center(5)(6).............  Westwood/West Los Angeles            Los Angeles          1965          313,000         1.8%
5200 West Century(6)..............  Marina Area/Culver City/LAX          Los Angeles          1982          310,910         1.8%
Tourney Pointe(6)(7)..............  Santa Clarita Valley                 Valencia           1985/98         219,991         1.2%
535 Brand Boulevard(6)............  East San Fernando Valley/Tri-Cities  Glendale           1973/92         109,187         0.6%
299 Euclid(6).....................  East San Fernando Valley/Tri-Cities  Pasadena             1983           73,400         0.4%
1821 Dyer Boulevard(6)............  Greater Airport Area                 Irvine             1980/88         115,061         0.6%
                                                                                                         ----------       -----
Total Renovations.................                                                                        1,141,549         6.4%
Total Office (including
  renovations)....................                                                                       17,521,583        97.5%
                                                                                                         ----------       -----
Portfolio total...................                                                                       17,973,216       100.0%
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our Common Stock began trading on the New York Stock Exchange ("NYSE") on October 4, 1996 under the symbol "ARI." On March 15, 1999, the last reported sales price per share of Common Stock on the NYSE was $22 3/8, and there were approximately 156 holders of record of our Common Stock. The table below sets forth the quarterly high and low closing sales price per share of Common Stock reported on the NYSE and the distributions per share we declared with respect to each period.

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

  - Acquired the undeveloped commercial property portions of the 70-acre Howard Hughes Center and a building containing an executive health and athletic club tenant (the "Center") for approximately $38.6 million. The Center, located in West Los Angeles, California, is a mixed-use development currently containing three office buildings, the health and athletic club building and entitlements for an additional 1.3 million square feet of office space.

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

RECENT DEVELOPMENTS

  In January 1999, along with Lowe Enterprises as the construction manager, we commenced construction on a 240,000 square foot office building at Howard Hughes Center that is scheduled for completion in the first quarter of 2000.

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

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31, 1997 (IN THOUSANDS).

                                                  YEAR ENDED DECEMBER 31,
                                                  ------------------------                PERCENT
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

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------               PERCENT
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
                                                       =======    =======    ======      ==

---------------
(1) Excludes straight-line rent adjustments

  Revenue from rental operations for these properties computed on a GAAP basis increased by approximately $1.8 million in 1997 compared to 1996, primarily due to increases in occupancy, rental rates and tenant reimbursements, partially offset by the reversing effect of straight-line rent adjustments on certain properties in 1997.

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

AVAILABLE BORROWINGS, CASH BALANCES AND CAPITAL RESOURCES

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

  In connection with the Mortgage Financing III and IV mortgage loans, we entered into a treasury rate lock agreement (the "Swap Agreement") with a notional amount of $100 million and locked in the United States 10 year treasury rate at 6.174%. On April 16, 1998, we settled the Swap Agreement for $4.5 million and are amortizing the cost of settling the Swap Agreement over the term of the related mortgage loans payable.

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

  Certain of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances at December 31, 1998, a 1% increase in interest rates on our $377.8 million of floating rate debt would decrease annual future earnings and cash flows by approximately $3.8 million and would not have an impact on its fair value. A 1% decrease in interest rates on our $377.8 million of floating rate debt would increase annual future earnings and cash flows by approximately $3.8 million and would not have an impact on its fair value. A 1% increase or decrease in interest rates on our secured notes receivable would not have a material impact on annual future earnings, cash flows and its fair value.

  These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this sensitivity analysis assumes no changes in our capital structure.

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

  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1998 and 1997 and for the
     period October 9, 1996 to December 31, 1996 and
     Combined Statement of Owners' Equity for the period
     January 1, 1996 to October 8, 1996.....................   F-4

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

(3) EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
   3.1     Amended and Restated Articles of Incorporation as filed as an exhibit to Registration Statement on Form S-11 (No.
           333-8163) and incorporated herein by reference.
   3.2     Articles Supplementary of the Class A Junior Participating
           Preferred Stock as filed as an exhibit to the current report on Form 8-K, dated August 26, 1998, and incorporated herein by reference.
   3.3     By-Laws of Registrant as filed as an exhibit to Registration
           Statement on Form S-11 (No. 333-8163) and incorporated
           herein by reference.
   3.4     Certificate of Amendment of the Bylaws of Arden Realty, Inc.
           dated July 14, 1998, filed as an exhibit to the Company's
           quarterly report on Form 10-Q filed with the Commission on
           August 14, 1998, and incorporated herein by reference.
   4.1     Rights Agreement, dated as of August 14, 1998, between Arden
           Realty, Inc. and the Bank of New York as filed as an exhibit to the current report on Form 8-K, dated August 26, 1998,
           and incorporated herein by reference.
  10.1     Amended and Restated Agreement of Limited Partnership of the
           Operating Partnership as filed as an exhibit to Registration
           Statement on Form S-11 (No. 333-8163) and incorporated
           herein by reference.
  10.2     1996 Stock Option and Incentive Plan of Arden Realty, Inc.
           and Arden Realty Limited Partnership as filed as an exhibit to Registration Statement on Form S-11 (No. 333-8163) and
           incorporated herein by reference.
  10.2.1   Amendment Number 1 to the 1996 Stock Option and Incentive
           Plan of Arden Realty, Inc. and Arden Realty Limited
           Partnership as filed as an exhibit to the Company's Schedule
           14A filed with the Commission on June 23, 1998 and
           incorporated herein by reference.
  10.3     Form of Officers and Directors Indemnification Agreement as
           filed as an exhibit to Registration Statement on Form S-11
           (No. 333-8163) and incorporated herein by reference.
  10.4     Warrant Agreement dated as of March 2, 1998 by and among
           Arden Realty, Inc., a Maryland corporation and AEW/LBA
           Acquisition Co. II, LLC, a California limited liability
           company as filed as an exhibit to Form 8-K filed on March
           16, 1998 and incorporated herein by reference.
  10.5     Loan Agreement by and between Arden Realty Finance III, LLC, a Delaware limited liability company and Lehman Brothers
           Realty Corporation, a Delaware corporation and incorporated herein by reference.
  10.6     Mortgage Note, dated June 8, 1998 for $136,100,000 by and
           between Arden Realty Finance III,L.L.C., a Delaware limited liability company ("Maker"), and Lehman Brothers Realty
           Corporation, a Delaware corporation. (Exhibit B. to Exhibit
           10.4 above).
  10.7     Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.4
           above).
  10.8     Subordination, Non-Disturbance and Attornment Agreement
           (Exhibit D. to Exhibit 10.4 above).
  10.9     Deed of Trust, Assignment of Rents and Leases, Security
           Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance III, L.L.C. as Grantor, to
           Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Commission on August 14, 1998 and
           incorporated herein by reference.

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
  10.32    Pledge Agreement dated August 14, 1998, between Arden Realty and Ms. Diana M. Laing, filed as an exhibit to the Company's quarterly report on Form 10-Q/A filed with the Commission on
           December 15, 1998 and incorporated herein by reference.
  10.33    Pledge Agreement dated August 14, 1998, between Arden Realty and Mr. Andrew J. Sobel, filed as an exhibit to the
           Company's quarterly report on Form 10-Q/A filed with the
           Commission on December 15, 1998 and incorporated herein by reference.
  10.34    Restricted Stock Agreement dated August 14, 1998, between
           Arden Realty and Ms. Diana M. Laing, filed as an exhibit to the Company's quarterly report on Form 10-Q/A filed with the
           Commission on December 15, 1998 and incorporated herein by reference.
  10.35    Restricted Stock Agreement dated August 14, 1998, between
           Arden Realty and Mr. Andrew J. Sobel, filed as an exhibit to the Company's quarterly report on Form 10-Q/A filed with the
           Commission on December 15, 1998 and incorporated herein by reference.
  10.36    Agreement for Purchase and Sale by and among AEW/LAB
           Acquisition Co., LLC, a California limited liability
           company, AEW/LBA Acquisition Co. II, LLC, a California
           limited liability company, Cal Portfolio VI, L.L.C., a
           Delaware limited liability company, AEW/LBA Acquisition Co.
           IV, LLC, a California limited liability company, Spectrum
           Chicago Avenue, LLC, a California limited liability company,
           Spectrum Waples Street, LLC, a California limited liability company, Spectrum Lambert Plaza, LLC, a California limited liability company, and Arden Realty, Inc., a incorporated
           herein by reference.
  10.37    Closing Agreement dated March 2, 1998 as filed as an exhibit to Form 8-K filed on March 16, 1998 and incorporated herein by reference.
  10.38    Miscellaneous Rights Agreement among the Company, the
           Operating Partnership, NAMIZ, Inc. and Mr. Ziman as filed as an exhibit to Registration Statement on Form S-11 (No.
           333-8163) and incorporated herein by reference.
  10.39    Credit Facility documentation consisting of First Amended
           and Restated Revolving Credit Agreement by and among the
           Operating Partnership and Chase Manhatten Bank, Lehman
           Brothers Realty Corporation and Wells Fargo Bank as filed as an exhibit to Registration Statement of Form S-11 (No.
           333-30059) and incorporated herein by reference.
  10.40    Mortgage Financing documentation consisting of Loan
           Agreement by and between the Company's special purpose
           financing subsidiary and Lehman Brothers Realty Corporation
           (the Loan Agreement includes the Mortgage Note, Deed of
           Trust, and form of Tenant Estoppel Certificate and Agreement as exhibits) as filed as an exhibit to Registration
           Statement of Form S-11 (No. 333-30059) and incorporated
           herein by reference.
  21.1     Subsidiary of Registrant as filed as an exhibit to
           Registration Statement on Form S-11 (No. 333-8163) and
           incorporated herein by reference.
  23.1     Consent of Independent Auditors.
  27.1     Financial Data Schedule, as filed as an exhibit to our
           annual report on Form 10-K filed March 26, 1999 and
           incorporated herein by reference.

  (b) REPORTS ON FORM 8-K

  None

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1999.

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

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----

          /s/ RICHARD S. ZIMAN                         Chairman of the Board, Chief    March 26, 1999
-----------------------------------------------------  Executive Officer and Director
          Richard S. Ziman

          /s/ VICTOR J. COLEMAN                        President, Chief Operating      March 26, 1999
-----------------------------------------------------  Officer and Director
          Victor J. Coleman

          /s/ DIANA M. LAING                           Chief Financial Officer and     March 26, 1999
-----------------------------------------------------  Secretary
          Diana M. Laing

          /s/ RICHARD S. DAVIS                         Senior Vice President and       March 26, 1999
-----------------------------------------------------  Chief Accounting Officer
          Richard S. Davis

          /s/ CARL D. COVITZ                           Director                        March 26, 1999
-----------------------------------------------------
          Carl D. Covitz

          /s/ LARRY S. FLAX                            Director                        March 26, 1999
-----------------------------------------------------
          Larry S. Flax

          /s/ PETER S. GOLD                            Director                        March 26, 1999
-----------------------------------------------------
          Peter S. Gold

          /s/ STEVEN C. GOOD                           Director                        March 26, 1999
-----------------------------------------------------
          Steven C. Good

          /s/ KENNETH B. ROATH                         Director                        March 26, 1999
-----------------------------------------------------
          Kenneth B. Roath

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

                                                           /s/ ERNST & YOUNG LLP

Los Angeles, California
February 2, 1999 except for
Note 9, as to which the date is
March 9, 1999

                               ARDEN REALTY, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
ASSETS

Commercial properties:
  Land......................................................  $  491,342    $  241,440
  Buildings and improvements................................   1,776,068       975,791
  Tenant improvements.......................................      55,413        21,801
                                                              ----------    ----------
                                                               2,322,823     1,239,032
  Less: accumulated depreciation............................     (84,754)      (35,860)
                                                              ----------    ----------
                                                               2,238,069     1,203,172
Cash and cash equivalents...................................       4,578         5,300
Restricted cash.............................................      12,409         4,040
Rent and other receivables..................................       9,024        10,203
Mortgage notes receivable, net of discount of $2,463 and
  $2,931, respectively......................................      14,329        14,430
Deferred rent...............................................      17,004         8,811
Prepaid financing and leasing costs, net of accumulated
  amortization of $7,425 and $2,649, respectively...........      32,759        12,680
Prepaid expenses and other assets...........................       3,747        25,368
                                                              ----------    ----------
     Total assets...........................................  $2,331,919    $1,284,004
                                                              ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage loans payable......................................  $  544,027    $  237,166
Unsecured lines of credit...................................     296,450       240,400
Accounts payable and accrued expenses.......................      21,687        16,458
Security deposits...........................................      13,933         6,847
Dividends payable...........................................      26,210        14,177
                                                              ----------    ----------
     Total liabilities......................................     902,307       515,048
                                                              ----------    ----------
Minority interests..........................................      56,222        95,973

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 20,000,000 shares
  authorized, none issued...................................          --            --
Common stock, $.01 par value, 100,000,000 shares authorized,
  62,407,737 and 35,796,704 issued and outstanding,
  respectively..............................................         624           358
Additional paid-in capital..................................   1,374,813       672,625
Notes receivable from officers for purchase of common
  stock.....................................................      (2,047)           --
                                                              ----------    ----------
     Total stockholders' equity.............................   1,373,390       672,983
                                                              ----------    ----------
     Total liabilities and stockholders' equity.............  $2,331,919    $1,284,004
                                                              ==========    ==========

See accompanying notes to financial statements.

                               ARDEN REALTY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                      AND
              ARDEN PREDECESSORS COMBINED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                 ARDEN REALTY, INC.                ARDEN PREDECESSORS
                                      -----------------------------------------    ------------------
                                      FOR THE YEARS ENDED      FOR THE PERIOD        FOR THE PERIOD
                                          DECEMBER 31,         OCTOBER 9, 1996      JANUARY 1, 1996
                                      --------------------           TO                    TO
                                        1998        1997      DECEMBER 31, 1996     OCTOBER 8, 1996
                                      --------    --------    -----------------    ------------------
Revenue.............................  $281,067    $133,817         $19,434              $39,135
Property operating expenses.........    86,570      44,332           6,005               14,224
                                      --------    --------         -------              -------
                                       194,497      89,485          13,429               24,911

General and administrative..........     6,665       4,322             753                1,758
Interest............................    43,403      19,511           1,280               24,521
Loss on valuation of derivative.....        --       3,111              --                   --
Depreciation and amortization.......    51,822      20,260           3,108                5,264
Interest and other income...........    (3,515)     (1,630)           (138)              (1,330)
Equity in net loss of noncombined
  entities..........................        --          --              --                  336
                                      --------    --------         -------              -------
Income (loss) before minority
  interests and extraordinary
  items.............................    96,122      43,911           8,426               (5,638)
Minority interests' share of loss of
  Arden Predecessors................        --          --              --                  721
Minority interests..................    (5,447)     (4,281)           (993)                  --
                                      --------    --------         -------              -------
Income (loss) before extraordinary
  items.............................    90,675      39,630           7,433               (4,917)
Extraordinary (loss) gain on early
  extinguishment of debt, net of
  minority interests' share of
  $1,798 for the period October 9,
  1996 to December 31, 1996.........        --          --         (13,105)               1,877
                                      --------    --------         -------              -------
Net income (loss)...................  $ 90,675    $ 39,630         $(5,672)             $(3,040)
                                      ========    ========         =======              =======
Net income (loss) per common share:
Income before extraordinary item....  $   1.55    $   1.43         $   .34
Extraordinary loss on early
  extinguishment of debt............        --          --            (.60)
                                      --------    --------         -------
Net income (loss) per common share:
  Basic.............................  $   1.55    $   1.43         $  (.26)
                                      ========    ========         =======
  Diluted...........................  $   1.54    $   1.41         $  (.26)
                                      ========    ========         =======
Weighted average common shares:
  Basic.............................    58,660      27,794          21,680
  Diluted...........................    58,814      28,039          21,680

See accompanying notes to financial statements.

                               ARDEN REALTY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                    NOTES
                                                                                   RETAINED       RECEIVABLE
                                                 COMMON STOCK       ADDITIONAL     EARNINGS          FROM           TOTAL
                                             --------------------    PAID-IN     (ACCUMULATED)    OFFICERS-     STOCKHOLDERS'
                                               SHARES     AMOUNTS    CAPITAL        DEFICIT      SHAREHOLDERS      EQUITY
                                             ----------   -------   ----------   -------------   ------------   -------------
Balance at October 8, 1996.................         100
  Retirement of originally issued shares...        (100)
  Common stock bonus to certain
    employees..............................       5,000
  Sale of common stock, net of offering
    costs of $36,181.......................  21,674,500    $217     $  397,092                                   $  397,309
  Distributions paid to Arden
    Predecessors...........................          --      --        (16,554)                                     (16,554)
  Allocation of minority interests in
    operating partnership..................          --      --        (35,301)                                     (35,301)
  Net loss.................................          --      --             --     $ (5,672)                         (5,672)
  Dividends declared and payable...........          --      --         (7,805)          --                          (7,805)
                                             ----------    ----     ----------     --------        -------       ----------
Balance at December 31, 1996...............  21,679,500     217        337,432       (5,672)                        331,977
                                             ----------    ----     ----------     --------        -------       ----------
  Common stock issued in connection with
    the exercise of options................     146,666       1          2,933           --                           2,934
  Stock Option compensation................          --      --             92           --                              92
  Sale of common stock, net of offering
    costs of $18,588.......................  13,750,000     138        340,493           --                         340,631
  OP units converted.......................     220,538       2          3,425                                        3,427
  Net income...............................          --      --             --       39,630                          39,630
  Dividends declared and payable...........          --      --        (11,750)     (33,958)                        (45,708)
                                             ----------    ----     ----------     --------        -------       ----------
Balance at December 31, 1997...............  35,796,704     358        672,625           --                         672,983
                                             ----------    ----     ----------     --------        -------       ----------
  Sale of common stock, net of offering
    costs of $38,076.......................  26,296,047     263        706,319           --                         706,582
  OP units converted.......................     229,880       2          3,897           --                           3,899
  Warrants.................................          --      --          3,600                                        3,600
  Notes receivable from officers for
    purchase of common stock...............      85,106       1          1,999           --        $(2,047)             (47)
  Net income...............................          --      --             --       90,675             --           90,675
  Dividends declared and payable...........          --      --        (13,627)     (90,675)            --         (104,302)
                                             ----------    ----     ----------     --------        -------       ----------
Balance at December 31, 1998...............  62,407,737    $624     $1,374,813     $     --        $(2,047)      $1,373,390
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

  Reclassifications

  Certain prior year amounts have been reclassified to conform with the current year presentation.

 3. COMMERCIAL PROPERTIES

  During 1998 we acquired 66 commercial properties containing approximately 7.7 million rentable square feet, all located in Southern California for a total cost, including the purchase price and closing costs, of approximately $1.0 billion.

  We capitalize interest and taxes related to buildings under construction and renovation to the extent such assets qualify for capitalization.

Total interest incurred and the amount capitalized was as follows (in thousands):

                                                        ARDEN REALTY, INC.                ARDEN PREDECESSORS
                                           --------------------------------------------   ------------------
                                             FOR THE YEAR ENDED        FOR THE PERIOD
                                                DECEMBER 31,         OCTOBER 9, 1996 TO     FOR THE PERIOD
                                           -----------------------      DECEMBER 31,      JANUARY 1, 1996 TO
                                               1998         1997            1996           OCTOBER 8, 1996
                                           ------------    -------   ------------------   ------------------
Total interest incurred..................    $52,323       $20,689         $1,337              $24,521
Interest capitalized.....................     (8,920)       (1,178)           (57)                  --
                                             -------       -------         ------              -------
Interest expensed........................    $43,403       $19,511         $1,280              $24,521
                                             =======       =======         ======              =======

  Sixty six of our commercial properties with a carrying value of approximately $1.1 billion are encumbered by mortgage loans totaling $544 million (See Note
7).

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

 5. PREPAID EXPENSES AND OTHER ASSETS

  Prepaid expenses at December 31, 1997 included a $20 million deposit made in connection with acquisition of a 50 property portfolio ("LBA Portfolio"). The deposit was funded with a draw on the Credit Facility (See Note 8).

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

  During the year ended December 31, 1998, we assumed approximately $23.6 million in mortgage notes payable in connection with the acquisition of certain properties. The notes bear interest ranging from 8.09% to 8.85% per annum maturing at various dates through 2006 and require monthly payments of principal and interest. As of December 31, 1998 the outstanding balances under these notes payable were approximately $23.3 million.

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

  As of December 31, 1998 and 1997 we also had an unsecured line of credit in the amount of $10 million with City National Bank (the "City National Bank Credit Facility"). The interest rate is the City National Bank Prime Rate less 0.875% (effective rate of 7.4% and 7.6% at December 31, 1998 and 1997, respectively) with scheduled maturity on August 1, 1999. The outstanding balance of the City National Bank Credit Facility was $10 million at December 31, 1997. There was no outstanding balance at December 31, 1998.

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

  During 1998, we issued 300,255 OP units, valued at approximately $8.2 million in connection with certain Property acquisitions. In March 1998, we also issued warrants, which expire on March 2, 2001, to purchase 2.5 million shares of our Common Stock at a price of $29.59 per share, subject to adjustment, in connection with the LBA Portfolio acquisition.

  In April 1998, we redeemed 542,382 OP units at a cost of approximately $16.3 million in cash based on the original issuance price of the elected OP Units.

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

  Property Acquisition

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
                                       ========    ========         =======               =======

13. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted net income
(loss) per share (in thousands, except per share amounts):

                                                         FOR THE YEARS ENDED       FOR THE PERIOD
                                                             DECEMBER 31,        OCTOBER 9, 1996 TO
                                                         --------------------       DECEMBER 31,
                                                           1998        1997             1996
                                                         --------    --------    ------------------
Net income (loss)......................................  $90,675     $39,630          $(5,672)
                                                         =======     =======          =======
Weighted average shares -- basic.......................   58,660      27,794           21,680
Weighted average dilutive stock options................      154         245               --
                                                         -------     -------          -------
Weighted average shares -- diluted.....................   58,814      28,039           21,680
                                                         =======     =======          =======
Basic net income (loss) per share......................  $  1.55     $  1.43          $ (0.26)
                                                         =======     =======          =======
Diluted net income (loss) per share....................  $  1.54     $  1.41          $ (0.26)
                                                         =======     =======          =======

14. STOCK OPTION PLAN

  We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for our employee and directors stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under Statement 123, because the exercise price of employee and director stock options we granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Our pro forma information follows (in thousands, except earnings per share information):

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

15. EMPLOYEE RETIREMENT SAVINGS PLAN

  Effective June 12, 1997, we adopted a retirement savings plan pursuant to
Section 401(k) of the Internal Revenue Code ("Code"), whereby participants may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The plan provides for matching contributions by Arden Realty, which amounted to approximately $187,000 in 1998 and $71,000 in 1997. Plan participants are immediately vested in their contributions and are vested equally over four years in matching contributions by Arden Realty.

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

                               ARDEN REALTY, INC.

       SCHEDULE III -- COMMERCIAL PROPERTIES AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                    (IN THOUSANDS, EXCEPT SQUARE FOOT DATA)

                                                                                                      COSTS CAPITALIZED
                                                       INITIAL COSTS                  BASIS STEP-UP     SUBSEQUENT TO
                                                  ------------------------            -------------      ACQUISITION
                                       SQUARE                BUILDINGS AND            BUILDINGS AND   -----------------
                                      FOOTAGE       LAND     IMPROVEMENTS     LAND    IMPROVEMENTS     IMPROVEMENTS(2)
                                     ----------   --------   -------------   ------   -------------   -----------------
Century Park Center................     243,404   $  7,189    $   16,742     $   --      $   --           $  6,378
Beverly Atrium.....................      61,314      4,127        11,513        117         328                894
Woodland Hills Financial Center....     224,955      6,566        14,754        365         880              2,972
Anaheim City Centre................     175,391        515        11,199         94       2,075              1,352
425 West Broadway..................      71,589      1,500         4,436        305         918                345
1950 Sawtelle......................     103,772      1,988         7,263         --          --              1,241
Bristol Plaza......................      84,014      1,820         3,380        257         485              1,122
16000 Ventura......................     174,841      1,700        17,189        185       1,929              1,734
5000 Spring........................     163,358         --        11,658         --         424              1,882
70 South Lake......................     100,133      1,360         9,097         --          --              1,088
Westwood Terrace...................     135,943      2,103        16,850         --          --              1,021
5601 Lindero Canyon................     105,830      2,577         6,067         --          --              1,672
6100 Wilshire......................     202,704      1,200        19,902         --          --              2,760
Calabasas Commerce Center..........     123,121      1,262         9,725         --          --              1,010
Long Beach--DF&G...................     272,013         --        14,452         --          --                164
Skyview Center.....................     391,675      6,514        33,701         --          --              3,144
400 Corporate Pointe...............     164,598      3,382        17,527         75         390              1,650
5832 Bolsa.........................      49,355        690         3,526         15          80                169
9665 Wilshire......................     158,684      6,697        22,230        139         473              1,714
Imperial Bank Tower................     540,413      3,722        35,184         64         625              5,368
100 West Broadway..................     191,727      4,570        15,255         --          --                922
12501 East Imperial Highway........     122,175      4,508         5,532         --          --                166
303 Glenoaks.......................     175,449      6,500        18,132         --          --                977
10351 Santa Monica.................      96,251      3,080         7,906         --          --                564
2730 Wilshire......................      67,820      3,515         5,944         --          --                616
Grand Avenue Plaza.................      84,500        620         2,832         --          --              3,741
Burbank Executive Plaza............      60,395      1,100         4,384         --          --              1,389
California Federal Building........      82,467      1,500         5,981         --          --                516
Center Promenade...................     174,837      2,310         9,266         --          --              1,109
Los Angeles Corporate Center.......     389,293     26,781        15,139         --          --                889
5200 West Century..................     310,910      2,080         9,360         --          --              5,014
Sumitomo Bank Building.............     110,641      2,560        10,257         --          --                525
10350 Santa Monica.................      42,292        861         3,456         --          --                144
535 N. Brand Blvd..................     109,187      1,600         8,779         --          --              6,431
10780 Santa Monica.................      92,486      2,625         7,997         --          --                583
California Twin Center.............     155,189      4,680        14,877         --          --                912


                                           TOTAL COSTS
                                     ------------------------
                                                BUILDINGS AND                  ACCUMULATED                     YEAR BUILT/
                                       LAND     IMPROVEMENTS      TOTAL      DEPRECIATION(1)   ENCUMBRANCES     RENOVATED
                                     --------   -------------   ----------   ---------------   ------------    -----------
Century Park Center................  $  7,189    $   23,120     $   30,309       $ 5,355         $     --         1972/94
Beverly Atrium.....................     4,244        12,735         16,979         2,284            5,268(3)         1989
Woodland Hills Financial Center....     6,931        18,606         25,537         3,578           14,564(3)      1972/95
Anaheim City Centre................       609        14,626         15,235         2,178            8,914(3)      1986/91
425 West Broadway..................     1,805         5,699          7,504           724            4,733(3)         1984
1950 Sawtelle......................     1,988         8,504         10,492         1,199            7,285(3)      1988/95
Bristol Plaza......................     2,077         4,987          7,064           659            4,082(3)         1982
16000 Ventura......................     1,885        20,852         22,737         2,505           10,828(3)      1980/96
5000 Spring........................        --        13,964         13,964         2,226               --         1989/95
70 South Lake......................     1,360        10,185         11,545           964            6,677(3)      1982/94
Westwood Terrace...................     2,103        17,871         19,974         1,570               --            1988
5601 Lindero Canyon................     2,577         7,739         10,316         1,158            6,225(3)         1989
6100 Wilshire......................     1,200        22,662         23,862         2,161           11,566(3)         1986
Calabasas Commerce Center..........     1,262        10,735         11,997           915            8,103(3)         1990
Long Beach--DF&G...................        --        14,616         14,616         1,142               --         1987/95
Skyview Center.....................     6,514        36,845         43,359         3,390           27,604(3)   1981/87/95
400 Corporate Pointe...............     3,457        19,567         23,024         1,478           15,583(3)         1987
5832 Bolsa.........................       705         3,775          4,480           289            2,675(3)         1985
9665 Wilshire......................     6,836        24,417         31,253         1,961               --      1972/92/93
Imperial Bank Tower................     3,786        41,177         44,963         3,539               --         1982/96
100 West Broadway..................     4,570        16,177         20,747         1,210           15,120(3)      1987/96
12501 East Imperial Highway........     4,508         5,698         10,206           368            7,186(3)      1978/94
303 Glenoaks.......................     6,500        19,109         25,609         1,251           13,104(3)      1983/96
10351 Santa Monica.................     3,080         8,470         11,550           471            5,541(3)         1984
2730 Wilshire......................     3,515         6,560         10,075           341               --            1985
Grand Avenue Plaza.................       620         6,573          7,193           335               --         1979/80
Burbank Executive Plaza............     1,100         5,773          6,873           794            3,350(3)         1983
California Federal Building........     1,500         6,497          7,997             4            5,026(3)         1978
Center Promenade...................     2,310        10,375         12,685           549               --            1982
Los Angeles Corporate Center.......    26,781        16,028         42,809           929           21,043(3)      1984/86
5200 West Century..................     2,080        14,374         16,454           214               --            1982
Sumitomo Bank Building.............     2,560        10,782         13,342           563               --      1970/90-91
10350 Santa Monica.................       861         3,600          4,461           193            2,280(3)         1979
535 N. Brand Blvd..................     1,600        15,210         16,810             0               --         1973/92
10780 Santa Monica.................     2,625         8,580         11,205           513               --            1984
California Twin Center.............     4,680        15,789         20,469           864               --            1983

                                                                                                      COSTS CAPITALIZED
                                                       INITIAL COSTS                  BASIS STEP-UP     SUBSEQUENT TO
                                                  ------------------------            -------------      ACQUISITION
                                       SQUARE                BUILDINGS AND            BUILDINGS AND   -----------------
                                      FOOTAGE       LAND     IMPROVEMENTS     LAND    IMPROVEMENTS     IMPROVEMENTS(2)
                                     ----------   --------   -------------   ------   -------------   -----------------
Whittier Financial Center..........     135,415   $  3,575    $   10,798     $   --      $   --           $  1,256
6800 Owensmouth....................      80,014      1,725         5,851         --          --                300
Clarendon Crest....................      43,063      1,300         3,951         --          --                148
Noble Professional Center..........      51,828      1,657         5,096         --          --                163
South Bay Centre...................     202,830      4,775        14,365         --          --              1,159
8383 Wilshire......................     417,463     13,570        45,505         --          --              1,454
Parkway Center.....................      61,333      1,480         5,941         --          --                204
CenterPointe La Palma..............     597,550     16,011        64,400         --          --              1,319
299 Euclid.........................      73,400      1,050         6,110         --          --              2,243
Carlsberg Corporate Center.........     103,506      2,937         9,063         --          --                810
Harbor Corporate Center............      63,925        870         3,538         --          --                195
1000 Town Center...................     107,653      2,800        11,260         --          --                161
Mariner Court......................     105,436      2,350         9,461         --          --                250
Pacific Gateway II.................     223,731      6,287        19,191         --          --              1,260
1821 Dyer..........................     115,061      1,808         5,474         --          --              1,311
Crown Cabot........................     172,900      7,056        21,360         --          --              2,100
120 Spalding.......................      60,656      2,775         8,544         --          --              1,606
South Bay Technology Center........     104,815      1,600         4,782         --          --                499
1370 Valley Vista..................      84,081      2,698         8,141         --          --                215
Renaissance Court..................      61,245      1,580         5,477         --          --                545
Foremost Professional Plaza........      60,534      2,049         6,196         --          --                189
Northpoint.........................     104,235      1,800        20,272         --          --                116
Thousand Oaks Plaza................      13,434        444         1,343         --          --                 19
Rancho Plaza.......................      24,057        711         2,213         --          --                 28
Pennsfield Plaza...................      21,202        800         2,383         --          --                 15
Conejo Business Park...............      69,017      2,489         7,359         --          --                 41
Marin Corporate Center.............      51,360      1,956         5,915         --          --                107
Evergreen Plaza....................      75,722      2,489         6,911         --          --                202
145 South Fairfax..................      54,429      1,825         5,551         --          --                289
Bernardo Regency...................      47,916      1,625         4,937         --          --                139
City Centre........................     302,519      8,250        24,951         --          --                684
Wilshire Pacific Plaza.............     100,122      3,750        11,317         --          --                516
Glendale Corporate Center..........     108,209      2,750        12,734         --          --                199
World Savings Center...............     469,115         --       110,382         --          --              3,353
9201 Sunset........................     139,711      7,180        21,666         --          --              2,115
Sunset Pointe Plaza................      58,105      2,075         6,362         --          --                159
Activity Business Center...........     167,045      3,650        11,303         --          --                164
Westlake Gardens...................      49,639      1,831         5,550         --          --              1,065
9100 Wilshire......................     326,227     16,250        48,950         --          --              1,771
Westwood Center....................     313,000      3,100        26,201         --          --              6,542
1919 Santa Monica..................      44,096      2,580         7,772         --          --                176
600 Corporate Pointe...............     273,339      8,575        35,325         --          --                876


                                           TOTAL COSTS
                                     ------------------------
                                                BUILDINGS AND                  ACCUMULATED                     YEAR BUILT/
                                       LAND     IMPROVEMENTS      TOTAL      DEPRECIATION(1)   ENCUMBRANCES     RENOVATED
                                     --------   -------------   ----------   ---------------   ------------    -----------
Whittier Financial Center..........  $  3,575    $   12,054     $   15,629       $   684         $     --         1967/82
6800 Owensmouth....................     1,725         6,151          7,876           328               --            1986
Clarendon Crest....................     1,300         4,099          5,399           210               --            1990
Noble Professional Center..........     1,657         5,259          6,916           286            3,580(3)      1985/93
South Bay Centre...................     4,775        15,524         20,299           827               --            1984
8383 Wilshire......................    13,570        46,959         60,529         2,334               --         1971/93
Parkway Center.....................     1,480         6,145          7,625           316            5,029(3)      1992/95
CenterPointe La Palma..............    16,011        65,719         81,730         3,129           35,140(3)   1986/88/90
299 Euclid.........................     1,050         8,353          9,403           103            5,000            1983
Carlsberg Corporate Center.........     2,937         9,873         12,810           420               --            1979
Harbor Corporate Center............       870         3,733          4,603           142               --            1985
1000 Town Center...................     2,800        11,421         14,221           471               --            1989
Mariner Court......................     2,350         9,711         12,061           414               --            1989
Pacific Gateway II.................     6,287        20,451         26,738           637           18,939         1982/90
1821 Dyer..........................     1,808         6,785          8,593            84               --         1980/88
Crown Cabot........................     7,056        23,460         30,516           921               --            1989
120 Spalding.......................     2,775        10,150         12,925           154               --            1984
South Bay Technology Center........     1,600         5,281          6,881           219               --            1984
1370 Valley Vista..................     2,698         8,356         11,054           310            5,532(3)         1988
Renaissance Court..................     1,580         6,022          7,602           145               --         1981/92
Foremost Professional Plaza........     2,049         6,385          8,434           231               --            1992
Northpoint.........................     1,800        20,388         22,188           758               --            1991
Thousand Oaks Plaza................       444         1,362          1,806           934               --            1988
Rancho Plaza.......................       711          2241          2,952             2               --            1987
Pennsfield Plaza...................       800          2398          3,198             1               --            1989
Conejo Business Park...............     2,489          7400          9,889             5            4,604            1991
Marin Corporate Center.............     1,956         6,022          7,978             8            3,257            1986
Evergreen Plaza....................     2,489         7,113          9,602             7               --         1979/96
145 South Fairfax..................     1,825         5,840          7,665           214            4,079            1984
Bernardo Regency...................     1,625         5,076          6,701           181               --            1986
City Centre........................     8,250        25,635         33,885           751               --            1982
Wilshire Pacific Plaza.............     3,750        11,833         15,583           334            2,657         1976/87
Glendale Corporate Center..........     2,750        12,933         15,683           379               --            1985
World Savings Center...............        --       113,735        113,735         3,062               --            1983
9201 Sunset........................     7,180        23,781         30,961           449               --      1963/92-95
Sunset Pointe Plaza................     2,075         6,521          8,596           171            3,855(3)         1988
Activity Business Center...........     3,650        11,467         15,117           299            8,142            1987
Westlake Gardens...................     1,831         6,615          8,446           104               --            1998
9100 Wilshire......................    16,250        50,721         66,971         1,420           32,782         1971/90
Westwood Center....................     3,100        32,743         35,843             0           15,167            1965
1919 Santa Monica..................     2,580         7,948         10,528           189            3,724(3)         1991
600 Corporate Pointe...............     8,575        36,201         44,776           862           17,584(3)         1989

                                                                                                      COSTS CAPITALIZED
                                                       INITIAL COSTS                  BASIS STEP-UP     SUBSEQUENT TO
                                                  ------------------------            -------------      ACQUISITION
                                       SQUARE                BUILDINGS AND            BUILDINGS AND   -----------------
                                      FOOTAGE       LAND     IMPROVEMENTS     LAND    IMPROVEMENTS     IMPROVEMENTS(2)
                                     ----------   --------   -------------   ------   -------------   -----------------
150 East Colorado..................      61,168   $  1,988    $    5,841     $   --      $   --           $    186
5161 Lankershim....................     178,317      5,016        25,568         --          --              2,102
1501 Hughes Way....................      77,060      1,348         4,058         --          --                284
3901 Via Oro.......................      53,195        692         2,081         --          --                879
Huntington Beach Plaza I & II......      52,186      1,109         3,317         --          --                 56
Fountain Valley Plaza..............     107,252      2,949         9,377         --          --                340
3300 Irvine Avenue.................      74,224      2,215         6,697         --          --                308
Von Karman Corporate Center........     451,477     11,513        34,783         --          --              1,189
1503 South Coast...................      60,605      1,570         4,731         --          --                 77
One Venture........................      43,324      1,137         3,492         --          --                489
625 The City.......................     139,806      4,792        14,470         --          --                480
Orange Financial Center............     305,439     10,379        34,415         --          --                883
Lambert Office Plaza...............      32,807      1,095         3,296         --          --                 27
Carlsbad Corporate Center..........     125,000      3,722        15,061         --          --              1,975
Balboa Corporate Center............      69,890      2,759         8,303         --          --                 68
Panorama Corporate Center..........     133,245      6,512        19,593         --          --                177
Ruffin Corporate Center............      45,059      1,766         5,315         --          --                 43
Skypark Office Plaza...............     202,164      5,733        21,608         --          --                407
Governor Office Plaza..............     104,065      3,382        10,177         --          --                463
5120 Shoreham......................      37,759      1,224         4,073         --          --                 41
Sorrento Valley Science............     181,207      6,841        21,067         --          --                336
Torreyana Science Park.............      81,204      5,035        15,148         --          --                129
Uniden Building....................      28,119      1,010         3,027         --          --                 85
10251 Vista Sorrento...............      69,386      1,839         7,202         --          --                 59
Camarillo Business Center..........     154,216      3,522        10,602         --          --                594
Centrelake Plaza...................     110,763      1,570         9,473         --          --                796
Tower Plaza I......................      72,350      2,080         6,280         --          --                183
Tower Plaza II.....................      19,301        265           802         --          --                 42
Tower Plaza III....................      12,483        172           520         --          --                 29
Chicago Avenue Business Park.......      47,482      1,223         3,687         --          --                 74
Havengate Center...................      80,557      1,913         5,759         --          --                 59
HDS Plaza..........................     104,178      2,604         7,838         --          --                127
5702 Bolsa.........................      27,731        589         1,775         --          --                 18
5672 Bolsa.........................      11,968        254           767         --          --                 22
5632 Bolsa.........................      21,568        458         1,381         --          --                 13
Huntington Commerce Center.........      67,551        992         2,997         --          --                 38
Savi Tech Center...................     341,446      8,280        24,911         --          --                223
Yorba Linda Business Park..........     167,142      2,629         7,913         --          --                 91
Cymer Technology Center............     155,612      5,446        16,387         --          --                153
Poway Industrial...................     112,000      1,876         5,646         --          --                 49
10180 Scripps Ranch................      43,560      1,165         3,507         --          --                 36
10965-93 Via Frontera..............      77,920      1,792         5,391         --          --                 49


                                           TOTAL COSTS
                                     ------------------------
                                                BUILDINGS AND                  ACCUMULATED                     YEAR BUILT/
                                       LAND     IMPROVEMENTS      TOTAL      DEPRECIATION(1)   ENCUMBRANCES     RENOVATED
                                     --------   -------------   ----------   ---------------   ------------    -----------
150 East Colorado..................  $  1,988    $    6,027     $    8,015       $   153         $     --         1979/97
5161 Lankershim....................     5,016        27,670         32,686           695           13,573(3)      1985/97
1501 Hughes Way....................     1,348         4,342          5,690            54               --         1983/97
3901 Via Oro.......................       692         2,960          3,652            40               --         1986/97
Huntington Beach Plaza I & II......     1,109         3,373          4,482            82            1,950(3)      1984/96
Fountain Valley Plaza..............     2,949         9,717         12,666           274            4,833(3)         1982
3300 Irvine Avenue.................     2,215         7,005          9,220           179            3,244(3)      1981/97
Von Karman Corporate Center........    11,513        35,972         47,485           895           17,180(3)      1981/84
1503 South Coast...................     1,570         4,808          6,378            99            2,262(3)      1979/97
One Venture........................     1,137         3,981          5,118            82               --         1990/97
625 The City.......................     4,792        14,950         19,742           375            7,055(3)      1985/97
Orange Financial Center............    10,379        35,298         45,677           876           18,184(3)      1985/95
Lambert Office Plaza...............     1,095         3,323          4,418            79               --         1986/97
Carlsbad Corporate Center..........     3,722        17,036         20,758           647            9,327(3)         1996
Balboa Corporate Center............     2,759         8,371         11,130           199            3,000            1990
Panorama Corporate Center..........     6,512        19,770         26,282           470           10,000            1991
Ruffin Corporate Center............     1,766         5,358          7,124           127               --            1990
Skypark Office Plaza...............     5,733        22,015         27,748           528            7,000            1986
Governor Office Plaza..............     3,382        10,640         14,022           254            5,425(3)         1986
5120 Shoreham......................     1,224         4,114          5,338           148               --            1984
Sorrento Valley Science............     6,841        21,403         28,244           545            7,000            1984
Torreyana Science Park.............     5,035        15,277         20,312           363            9,500(3)      1980/97
Uniden Building....................     1,010         3,112          4,122            64               --            1990
10251 Vista Sorrento...............     1,839         7,261          9,100           173            3,882(3)      1981/95
Camarillo Business Center..........     3,522        11,196         14,718           255               --         1984/97
Centrelake Plaza...................     1,570        10,269         11,839           202               --            1989
Tower Plaza I......................     2,080         6,463          8,543           155               --            1988
Tower Plaza II.....................       265           844          1,109            21               --            1983
Tower Plaza III....................       172           549            721            13               --            1983
Chicago Avenue Business Park.......     1,223         3,761          4,984            92               --            1986
Havengate Center...................     1,913         5,818          7,731           139               --            1985
HDS Plaza..........................     2,604         7,965         10,569           193               --            1987
5702 Bolsa.........................       589         1,793          2,382            43              941(3)      1987/97
5672 Bolsa.........................       254           789          1,043            19              330(3)         1987
5632 Bolsa.........................       458         1,394          1,852            33              845(3)         1987
Huntington Commerce Center.........       992         3,035          4,027            73            1,502(3)         1987
Savi Tech Center...................     8,280        25,134         33,414           597           14,728(3)         1989
Yorba Linda Business Park..........     2,629         8,004         10,633           191            4,377(3)         1988
Cymer Technology Center............     5,446        16,540         21,986           393           10,918(3)         1986
Poway Industrial...................     1,876         5,695          7,571           135            3,233(3)      1991/96
10180 Scripps Ranch................     1,165         3,543          4,708            84            1,997(3)      1978/96
10965-93 Via Frontera..............     1,792         5,440          7,232           129            2,841(3)      1982/97

                                                                                                      COSTS CAPITALIZED
                                                       INITIAL COSTS                  BASIS STEP-UP     SUBSEQUENT TO
                                                  ------------------------            -------------      ACQUISITION
                                       SQUARE                BUILDINGS AND            BUILDINGS AND   -----------------
                                      FOOTAGE       LAND     IMPROVEMENTS     LAND    IMPROVEMENTS     IMPROVEMENTS(2)
                                     ----------   --------   -------------   ------   -------------   -----------------
Westridge..........................      48,850   $  1,807    $    5,591     $   --      $   --           $    201
Ontario Airport Commerce Center....     213,127      2,398         7,194         --          --                173
Highlands I........................      26,856        470         1,418         --          --                 47
Highlands II.......................      41,210        793         2,394         --          --                 27
Hunter Business Park...............     106,782      1,148         3,439         --          --                216
Tower Plaza Retail.................     133,481      4,531        13,660         --          --                569
Howard Hughes......................      36,959     30,865         7,529         --          --              6,101
11075 Santa Monica.................      35,696      1,225         3,746         --          --                 63
Continental Grand..................     235,926      7,125        40,451         --          --                432
Calabasas Tech Center..............     273,526     11,513        34,591         --          --                309
100 Oceangate Tower................     210,907      3,080        20,386         --          --                125
Lyons Plaza........................      61,203      2,078         6,267         --          --                 67
Genesee Executive Park.............     155,820      6,750        20,178         --          --                393
Solar Drive Business Park..........     125,132      4,250        12,770         --          --                103
91 Freeway Center..................      94,516      2,900         9,179         --          --                 47
601 South Glenoaks.................      72,524      2,450         7,519         --          --                 16
Tourney Pointe.....................     219,991      6,002        21,334         --          --                701
Mini Suites........................          --         --            --         --          --                 89
                                     ----------   --------    ----------     ------      ------           --------
                                     17,985,956   $489,726    $1,701,375     $1,616      $8,607           $121,499
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