Form 10-Q
period 1999-03-31
ARDEN REALTY INC
filed 1999-05-17
CIK 1013794

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 1999



                         Commission file number 1-12193

                               ARDEN REALTY, INC.
             (Exact name of registrant as specified in its charter)

           MARYLAND                                       95-04578533
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


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

As of May 10, 1999, there were 62,407,737 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

                               ARDEN REALTY, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                                   PAGE NO.
                                                                                   --------
PART I. FINANCIAL INFORMATION

        Item 1.   Financial Statements (Unaudited)
                  Consolidated Balance Sheets as of March 31, 1999 and
                    December 31, 1998 ............................................     3
                  Consolidated Statements of Income for the three months ended
                    March 31, 1999 and 1998 ......................................     4
                  Consolidated Statements of Cash Flows for the three months ended
                    March 31, 1999 and 1998 ......................................     5
                  Notes to Consolidated Financial Statements .....................     6


        Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..........................     8

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk .....    15



PART II.       OTHER INFORMATION .................................................    19

               SIGNATURES ........................................................    20

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               ARDEN REALTY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     MARCH 31,          DECEMBER 31,
                                                                        1999                1998
                                                                    -----------         -----------
                                                                     (UNAUDITED)
ASSETS
Commercial properties:
  Land                                                              $   493,555         $   491,342
  Buildings and improvements                                          1,806,812           1,776,068
  Tenant improvements                                                    63,280              55,413
                                                                    -----------         -----------
                                                                      2,363,647           2,322,823
  Less:  accumulated depreciation                                       (99,377)            (84,754)
                                                                    -----------         -----------
                                                                      2,264,270           2,238,069

  Cash and cash equivalents                                               1,901               4,578
  Restricted cash                                                        15,185              12,409
  Rent and other receivables                                              7,294               9,024
  Mortgage notes receivable, net of discount
     of $2,357 and $2,463, respectively                                  14,229              14,329
  Deferred rent                                                          18,613              17,004
  Prepaid financing and leasing costs, net of accumulated
      amortization of $9,139 and $7,245, respectively                    35,229              32,759
  Prepaid expenses and other assets                                       8,998               3,747
                                                                    -----------         -----------
        Total assets                                                $ 2,365,719         $ 2,331,919
                                                                    ===========         ===========

LIABILITIES
  Mortgage loans payable                                            $   573,859         $   544,027
  Unsecured lines of credit                                             296,450             296,450
  Accounts payable and accrued expenses                                  27,417              21,687
  Security deposits                                                      14,111              13,933
  Dividends payable                                                      27,773              26,210
                                                                    -----------         -----------
        Total liabilities                                               939,610             902,307
                                                                    -----------         -----------

Minority interest                                                        56,130              56,222

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 20,000,000 shares
   authorized,                                                               --                  --
  Common stock, $.01 par value, 100,000,000 shares
   authorized, 62,404,737 issued and outstanding                            624                 624
  Additional paid-in capital                                          1,371,431           1,374,813
    Notes receivable from officers-shareholders for purchase
      of common stock                                                    (2,076)             (2,047)
                                                                    -----------         -----------
      Total stockholders' equity                                      1,369,979           1,373,390
                                                                    -----------         -----------
      Total liabilities and stockholders' equity                    $ 2,365,719         $ 2,331,919
                                                                    ===========         ===========


          See accompanying notes to consolidated financial statements.

                               ARDEN REALTY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                   -------------------------
                                                     1999           1998
                                                   --------         --------
                                                          (UNAUDITED)
Revenue                                            $ 79,336         $ 54,759
Property operating expenses                          23,510           16,738
                                                   --------         --------
                                                     55,826           38,021

General and administrative                            1,496            1,635
Interest                                             13,183            8,612
Depreciation and amortization                        16,215           11,296
Interest and other income                              (670)          (1,458)
                                                   --------         --------
Income before minority interest                      25,602           17,936
Minority interest                                    (1,211)          (1,752)
                                                   --------         --------
Net income                                         $ 24,391         $ 16,184
                                                   ========         ========

Net income per common share:
    Basic                                          $   0.39         $   0.34
    Diluted                                        $   0.39         $   0.34

Weighted average common shares outstanding:
    Basic                                            62,408           47,617
    Diluted                                          62,501           47,834



          See accompanying notes to consolidated financial statements.

                               ARDEN REALTY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      ---------------------------
                                                                        1999              1998
                                                                      ---------         ---------
                                                                               (UNAUDITED)
OPERATING ACTIVITIES:
  Net income                                                          $  24,391         $  16,184
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Minority interests                                                     1,211             1,752
   Depreciation and amortization                                         16,215            11,296
   Amortization of loan costs and fees                                      568               378
  Changes in operating assets and liabilities:
   Rent and other receivables                                             1,801               254
   Deferred rent                                                         (1,609)           (1,253)
   Prepaid financing and leasing costs                                   (4,218)           (2,465)
   Prepaid expenses and other assets                                     (5,429)           (7,345)
   Accounts payable and accrued expenses                                  5,730             8,201
   Security deposits                                                        178             3,024
                                                                      ---------         ---------
   Net cash provided by operating activities                             38,838            30,026
                                                                      ---------         ---------
INVESTING ACTIVITIES:
  Acquisitions and improvements to commercial properties                (41,058)         (811,151)
  Escrow deposit                                                             --            20,000
                                                                      ---------         ---------
  Net cash used in investing activities                                 (41,058)         (791,151)
                                                                      ---------         ---------
FINANCING ACTIVITIES:
 Proceeds from mortgage loans                                            30,002           303,220
 Repayments of mortgage loans                                              (170)             (136)
 Proceeds from unsecured lines of credit                                 12,200            85,650
 Repayments of unsecured lines of credit                                (12,200)         (287,950)
 Proceeds from issuance of common stock, net of offering costs               --           677,434
 Increase in restricted cash                                             (2,776)           (2,183)
 Distributions to minority interests                                     (1,303)           (1,771)
 Dividends paid                                                         (26,210)          (14,177)
                                                                      ---------         ---------
 Net cash provided by (used in) financing activities                       (457)          760,087
                                                                      ---------         ---------
 Net decrease in cash and cash equivalents                               (2,677)           (1,038)
Cash and cash equivalents at beginning of period                          4,578             5,300
                                                                      ---------         ---------
Cash and cash equivalents at end of period                            $   1,901         $   4,262
                                                                      =========         =========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for interest, net of capitalized
    amounts of $2,304 and $1,406, respectively                        $  15,102         $   8,002
                                                                      =========         =========


          See accompanying notes to consolidated financial statements.

                               ARDEN REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)



1.  DESCRIPTION OF BUSINESS

        The terms "Arden Realty", "us", "we" and "our" as used in this report refer to Arden Realty, Inc. Through our controlling interest in Arden Realty Limited Partnership (the "Operating Partnership") and our other subsidiaries, we are engaged in owning, acquiring, developing, renovating, leasing and managing commercial properties located in Southern California. As of March 31, 1999, our portfolio of properties included 139 commercial properties with approximately 18 million rentable square feet (the "Properties").

        The accompanying consolidated financial statements include our accounts, and the accounts of the Operating Partnership and our other subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        Minority interests for the three-month periods ended March 31, 1999 and 1998 include limited partnership interests in the Operating Partnership of approximately 4.7% and 6.8%, respectively.

2.  INTERIM FINANCIAL DATA

        The accompanying consolidated financial statements should be read in conjunction with our 1998 Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission. The accompanying financial information reflects all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

        Certain prior period amounts have been reclassified to conform with the current period presentation.

3.  MORTGAGE LOANS PAYABLE

        On January 20, 1999, our Lehman Bridge Loan I was expanded from $81.4 million to $111.4 million. The Lehman Bridge Loan I is secured by seven of our properties, bears interest at LIBOR plus 2.25% per annum (effective rate of 7.21% at March 31, 1999) and requires monthly payments of interest only.

        On April 5, 1999, we closed a $115 million loan with Mass Mutual Life Insurance Company (the "Mortgage Financing V Loan"). The Mortgage Financing V Loan is secured by 12 Properties, has a ten year term, bears interest at a fixed rate of 6.94%, requires monthly payments of principal and interest totaling $815,935 and is amortized over a 25 year period. Proceeds from this loan were used to repay $76.4 million of our Lehman Bridge Loan I and to repay a portion of our lines of credit.

        On April 30, 1999, we closed a $22.5 million loan with Lehman Brothers, Inc. (the "Mortgage Financing VI Loan"). The Mortgage Financing VI Loan is secured by 3 properties, has a ten year term and bears interest at a fixed rate of 7.54%, requires monthly payments of principal and interest totaling $158,115 and is amortized over a 30 year period. Proceeds from this loan were used to repay a portion of our lines of credit.

        On May 5, 1999, we refinanced the remaining $35 million under the Lehman Bridge Loan I with one secured note payable totaling $62.5 million to Lehman Brothers, Inc. (the "Lehman Bridge Loan III"). The Lehman Bridge Loan III is secured by 3 properties, bears interest at LIBOR plus 2.25% per annum (effective rate of 7.21% at March 31, 1999), requires monthly payments of interest only and matures on November 1, 2000. The remaining proceeds from this loan were used to repay a portion of our lines of credit.

4.  STOCKHOLDERS' EQUITY

        On March 9, 1999, we declared a first quarter dividend of $.445 per share to shareholders of record on March 31, 1999, which was paid on April 23, 1999.

5.  REVENUE FROM RENTAL OPERATIONS AND PROPERTY OPERATING EXPENSES

        Revenue from rental operations and property operating expenses are summarized as follows (in thousands):


                                            THREE MONTHS
                                           ENDED MARCH 31,
                                        1999            1998
                                       -------        --------
                                            (UNAUDITED)
Revenue from Rental Operations:
  Rental                               $69,510        $48,689
  Tenant reimbursements                  3,467          1,883
  Parking, net of expenses               3,182          2,650
  Other rental operations                3,177          1,537
                                       -------        -------
                                        79,336         54,759
                                       -------        -------
Property Operating Expenses:
  Repairs and maintenance                7,670          5,352
  Utilities                              6,341          4,616
  Real estate taxes                      5,747          4,100
  Insurance                                982            806
  Ground rent                              181            178
  Marketing and other                    2,589          1,686
                                       -------        -------
                                        23,510         16,738
                                       -------        -------
                                       $55,826        $38,021
                                       =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

        The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto included in our 1998 Annual Report on Form 10-K/A.

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


RESULTS OF OPERATIONS

   Comparison of the three months ended March 31, 1999 to the three months ended March 31, 1998.

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                         ---------------------                         PERCENT
                                           1999          1998           CHANGE          CHANGE
                                         -------        -------        --------        -------
                                                        (dollars in thousands)
                                                              (Unaudited)
REVENUE
  Revenue from rental operations:
   Rental                                $69,510        $48,689        $ 20,821            43%
   Tenant Reimbursements                   3,467          1,883           1,584            84%
   Parking, net of expense                 3,182          2,650             532            20%
   Other rental operations                 3,177          1,537           1,640           107%
                                         -------        -------        --------          ----
                                          79,336         54,759          24,577            45%
  Interest and other income                  670          1,458            (788)          (54%)
                                         -------        -------        --------          ----
   Total revenue                         $80,006        $56,217        $ 23,789            42%
                                         =======        =======        ========          ====

EXPENSES
  Property operations:
   Repairs and maintenance               $ 7,670        $ 5,352        $  2,318            43%
   Utilities                               6,341          4,616           1,725            37%
   Real estate taxes                       5,747          4,100           1,647            40%
   Insurance                                 982            806             176            22%
   Ground rent                               181            178               3             2%
   Marketing and other                     2,589          1,686             903            54%
                                         -------        -------        --------          ----
      Total property expenses             23,510         16,738           6,772            40%
  General and administrative               1,496          1,635            (139)           (9%)
  Interest                                13,183          8,612           4,571            53%
  Depreciation and amortization           16,215         11,296           4,919            44%
                                         -------        -------        --------          ----
   Total expenses                        $54,404        $38,281        $ 16,123            42%
                                         =======        =======        ========          ====

OTHER DATA:
NUMBER OF PROPERTIES
  Acquired during period                       1             56             (55)
  Owned at end of period                     139            128              11

SQUARE FEET:  (IN THOUSANDS)
  Acquired during period                      60          6,174          (6,114)
  Owned at end of period                  18,024         16,481           1,543

        The increase in revenue from rental operations and property expenses for the three months ended March 31, 1999 as compared to the same period in 1998 is primarily from a full quarter of operations in 1999 from the 67 properties we acquired during 1998 and 1999.

        Following is a summary of the increase in revenue from rental operations and property expenses that relates to the 67 properties we acquired during 1998 and 1999 and for the 72 properties we owned for all of the first quarter of 1998 and 1999 (in thousands, except number of properties).


                                                           PROPERTIES       PROPERTIES OWNED
                                                            ACQUIRED         FOR ALL OF THE
                                                             DURING          FIRST QUARTER
                                        TOTAL VARIANCE    1998 AND 1999     1998 AND 1999 (1)
                                        --------------    -------------     ----------------
REVENUE FROM RENTAL OPERATIONS:
  Rental ......................            $20,821            $18,868            $ 1,953
  Tenant Reimbursements .......              1,584                922                662
  Parking, net of expenses ....                532                456                 76
  Other rental expenses .......              1,640              2,096               (456)
                                           -------            -------            -------
                                           $24,577            $22,342            $ 2,235
                                           =======            =======            =======

PROPERTY EXPENSES:
  Repairs and maintenance .....            $ 2,318            $ 1,928            $   390
  Utilities ...................              1,725              1,577                148
  Real estate taxes ...........              1,647              1,602                 45
  Insurance ...................                176                267                (91)
  Ground rent .................                  3                 --                  3
  Marketing and other .........                903                761                142
                                           -------            -------            -------
                                           $ 6,772            $ 6,135            $   637
                                           =======            =======            =======

OTHER DATA:
  Number of Properties ........                                    67                 72
  Square feet .................                                 7,717             10,307


(1) See the Same Properties analysis below.

        Interest and other income decreased by approximately $.8 million during the three months ended March 31, 1999 as compared to the same period in 1998, primarily due to higher interest income earned in 1998 on $20 million held in escrow pursuant to the purchase of a portfolio of 50 primarily office and industrial properties in March 1998.

        General and administrative expenses were approximately $1.5 million or 1.9% of total revenues during the three months ended March 31, 1999 as compared to $1.6 million or 2.9% of total revenues during the same period in 1998. This decrease was primarily due to benefits achieved from economies of scale and concentration over a larger property portfolio.

        Interest expense increased approximately $4.6 million during the three months ended March 31, 1999 as compared to the same period in 1998. This increase was due to higher outstanding debt balances in 1999, with the proceeds from such indebtedness primarily used to fund property acquisitions.

        Depreciation and amortization expense increased by approximately $4.9 million during the three months ended March 31, 1999, primarily from depreciation related to the addition of approximately $1.1 billion in commercial properties, capital expenditures and tenant improvements since January 1, 1998.

SAME PROPERTIES

        Following is a comparison of property operating data computed under generally accepted accounting principles ("GAAP Basis") and excluding the straight-line rent adjustment ("Cash Basis") for the 72 properties we owned for the entire three month periods ended March 31, 1999 and 1998 (dollars in thousands):

                                              THREE MONTHS ENDED
                                                    MARCH 31,
                                           ---------------------------          DOLLAR          PERCENT
                                            1999                1998            CHANGE          CHANGE
                                           -------            --------          -------         -------
                                                  (Unaudited)
GAAP BASIS:
Revenues from rental operations            $47,950            $45,715            $2,235            5%
Property expenses                           15,190             14,553               637            4%
                                           -------            -------            ------            -
      Net                                  $32,760            $31,162            $1,598            5%
                                           =======            =======            ======            =

CASH BASIS (1):

Revenue from rental operations             $47,517            $44,912            $2,605            6%
Property expenses                           15,190             14,553               637            4%
                                           -------            -------            ------            -
      Net                                  $32,327            $30,359            $1,968            6%
                                           =======            =======            ======            =


(1) Excludes straight-line rent adjustments.

        Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $2.2 million during the three months ended March 31, 1999 compared to the same period in 1998, primarily due to increases in occupancy and higher tenant reimbursements. Average occupancy at these properties was 87.0% during the first quarter of 1999 compared to 82.5% for the same period in 1998.

        Excluding only the straight-line rent adjustments for these properties, revenue from rental operations for the three months ended March 31, 1999, computed on a Cash Basis, increased by approximately $2.6 million.

        Property operating expenses for these properties increased by approximately $600,000 during the three months ended March 31, 1999 compared to the same period in 1998, primarily due to higher repairs and maintenance and utility expenses related to higher average occupancy at these properties in 1999.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

        Cash provided by operating activities increased by approximately $8.8 million to $38.8 million for the three months ended March 31, 1999, as compared to $30.0 million for the same period in 1998, primarily due to operating results from the 67 properties acquired in 1998 and 1999. Cash used in investing activities decreased by approximately $750.1 million, to approximately $41.1 million for the three months ended March 31, 1999 compared to approximately $791.2 million for the same period in 1998, primarily due to the acquisition of 56 properties during the three months ended March 31, 1998. Cash from financing activities decreased by approximately $760.5 million for the three months ended March 31, 1999 compared to the same period in 1998. Cash provided by financing activities for the three months ended March 31, 1998 consisted primarily of net proceeds from mortgage loans and the issuance of 25,185,915 shares of Common Stock, partially offset by distributions to shareholders and minority interest holders.

AVAILABLE BORROWINGS, CASH BALANCE AND CAPITAL RESOURCES

        We have a $300 million unsecured line of credit (the "Amended Credit Facility") from a group of banks led by Wells Fargo. The Amended Credit Facility bears interest at a rate ranging between LIBOR plus 1.2% and LIBOR plus 1.45% (effective rate of 6.33% at March 31, 1999) depending on the leverage ratio of the Company. If we achieve an investment grade unsecured debt rating, the interest rate may be lowered to between LIBOR plus 0.9% and LIBOR plus 1.15% depending on the debt rating. Under certain circumstances, we have the option to convert the interest rate from LIBOR to the prime rate plus 0.5%. In addition, the Amended Credit Facility has a commitment fee ranging from .125% to .25% on the unused balance. The Amended Credit Facility matures on June 1, 2000. As of March 31, 1999, the aggregate outstanding balance on the Amended Credit Facility was $296.4 million, and $3.6 million was available for additional borrowing.

        We also have an unsecured line of credit with a total commitment of $10 million from City National Bank (the "City National Bank Credit Facility"). The City National Bank Credit Facility accrues interest at the City National Bank Prime Rate less 0.875% (effective rate of 7.4% at March 31, 1999) and is scheduled to mature on August 1, 1999. Proceeds from the City National Bank Credit Facility will be used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of March 31, 1999, there was no outstanding balance on the City National Bank Credit Facility.

        On January 20, 1999, our Lehman Bridge Loan I was expanded from $81.4 million to $111.4 million. The Lehman Bridge Loan I is secured by seven of our properties, bears interest at LIBOR plus 2.25% per annum (effective rate of 7.21% at March 31, 1999) and requires monthly payments of interest only.

        On April 5, 1999, we closed a $115 million loan with Mass Mutual Life Insurance Company (the "Mortgage Financing V Loan"). The Mortgage Financing V Loan is secured by 12 Properties, has a ten year term, bears interest at a fixed rate of 6.94%, requires monthly payments of principal and interest totaling $815,935 and is amortized over a 25 year period. Proceeds from this loan were used to repay $76.4 million of our Lehman Bridge Loan I and to repay a portion of our lines of credit.

        On April 30, 1999 we closed a $22.5 million loan with Lehman Brothers, Inc. (the "Mortgage Financing VI Loan"). The Mortgage Financing VI Loan is secured by 3 properties, has a ten year term and bears interest at a fixed rate of 7.54%, requires monthly payments of principal and interest totaling $158,115 and is amortized over a 30 year period. Proceeds from this loan were used to repay a portion of our lines of credit.

        On May 5, 1999, we refinanced the remaining $35 million under the Lehman Bridge Loan I with one secured note payable totaling $62.5 million to Lehman Brothers, Inc. (the "Lehman Bridge Loan III"). The Lehman Bridge Loan III is secured by 3 properties, bears interest at LIBOR plus 2.25% per annum (effective rate of 7.21% at March 31, 1999), requires monthly payments of interest only and matures on November 1, 2000. The remaining proceeds from this loan were used to repay a portion of our lines of credit.

        Following is a summary of scheduled principal payments for our mortgage loans as of March 31, 1999 and May 5, 1999 (in thousands):

                YEAR                            AS OF MARCH 31,         AS OF MAY 5,
                                                     1999                   1999
             -----------                        ----------------       -------------
                1999                               $111,993                $1,825
                2000                                    743                 2,807
                2001                                    808                 3,023
                2002                                  5,879                 8,255
                2003                                 14,299                16,848
             Thereafter                             440,137               629,644
                                                   --------              --------
               Total                               $573,859              $662,402
                                                   ========              ========

        Following is certain other information related to our indebtedness as of March 31, 1999 and May 5, 1999 (in thousands, except percentage data):

UNSECURED AND SECURED DEBT ANALYSIS:



                                AS OF MARCH 31, 1999                     AS OF MAY 5, 1999
                         --------------------------------       --------------------------------
                                                 WEIGHTED                                WEIGHTED
                                                  AVERAGE                                 AVERAGE
                                                 INTEREST                                INTEREST
                         BALANCE    PERCENT       RATE (1)      BALANCE    PERCENT        RATE (1)
                         ---------  -------      --------       ---------  -------       -------
  Unsecured Debt         $296,450     34%          6.64%        $253,390     28%          6.71%
  Secured Debt            573,859     66%          7.39%         662,402     72%          7.41%
                          -------     ---          -----         -------     ---          -----
      Total Debt         $870,309    100%          7.14%        $915,792    100%          7.21%
                         ========    ====          =====        ========    ====          =====


FLOATING AND FIXED RATE DEBT ANALYSIS:

                              AS OF MARCH 31, 1999                     AS OF MAY 5, 1999
                         --------------------------------       --------------------------------
                                                 WEIGHTED                                WEIGHTED
                                                  AVERAGE                                 AVERAGE
                                                 INTEREST                                INTEREST
                         BALANCE    PERCENT       RATE (1)      BALANCE    PERCENT        RATE (2)
                         ---------  -------      --------       --------   -------       --------
Floating Rate Debt       $407,828     47%          6.79%        $315,865     34%          6.92%
Fixed Rate Debt           462,481     53%          7.43%         599,927     66%          7.37%
                          -------     ---          -----         -------     ---          -----
      Total Debt         $870,309    100%          7.14%        $915,792    100%          7.21%
                         ========    ====          =====        ========    ====          =====


(1)     Includes amortization of prepaid financing costs.


        As of March 31, 1999, we had $17.1 million in cash and cash equivalents, including $10 million in restricted cash representing interest bearing cash deposits required by three of our mortgage loans payable. In addition, we had $5.2 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

        As of March 31, 1999, we had $13.6 million available under our lines of credit and the capacity to issue up to $255.3 million of our common stock pursuant to a Registration Statement filed with the Securities and Exchange Commission in January 1998.

        We expect to continue meeting our short-term liquidity and capital requirements generally through net cash provided by operating activities and proceeds from our lines of credit. We believe that the net cash provided by operating activities will continue to be sufficient to pay any distributions necessary to enable us to continue qualifying as a real estate investment trust ("REIT"). We also believe the foregoing sources of liquidity will be sufficient to fund our short-term liquidity needs for the foreseeable future, including recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

        We expect to meet our long-term liquidity and capital requirements such as scheduled debt payments, renovation costs, property acquisitions and other non-recurring capital expenditures through long-term secured and unsecured indebtedness and the issuance of additional equity securities.

FUNDS FROM OPERATIONS

        We consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), to be a useful financial measure of the operating performance for an equity REIT. We believe that Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations should not be considered an alternative to net income (determined in accordance with GAAP), as an indicator of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

        The following table reflects the calculation of our Funds from Operations for the three-month periods ended March 31, 1999 and 1998 (in thousands):

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   --------------------------
                                                    1999               1998
                                                   -------            -------
FUNDS FROM OPERATIONS:
  Net income                                       $24,391            $16,184
  Depreciation and amortization of real
    estate assets                                   16,215             11,296
  Minority interest                                  1,211              1,177(a)
                                                   -------            -------
    Funds From Operations                          $41,817            $28,657
                                                   =======            =======


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

        The accounting software we are currently using is not Year 2000 compliant. However, we have completed an assessment of our accounting software needs and have elected to install a different accounting software package that is both Year 2000 compliant and provides other features not available with our current software package. We plan to install the Year 2000 compliant version of this software in the second and third quarters of 1999. We estimate the total costs associated with installing this Year 2000 compliant accounting software to be between $400,000 and $600,000. The hardware used to run our accounting software is Year 2000 compliant.

        We have completed an inventory of the computer hardware and software (collectively, the "System Components") used to run the operating systems (i.e. security, energy, elevator, and safety) at our Properties. This process included determining which System Components are date-sensitive. We have also contacted the manufacturers of the date-sensitive System Components to determine if they are Year 2000 compliant. We have started to test the date-sensitive System Components represented to be Year 2000 compliant, and plan to reprogram or replace the date-sensitive System Components found not to be Year 2000 compliant by the end of the third quarter of 1999. We estimate the total costs associated with this phase of our Year 2000 readiness program to be between $200,000 and $500,000.

        We believe our principal risks associated with the Year 2000 issue include the risk of disruption of our operations due to operational failures of third parties, including tenants, utility providers, vendors and financial institutions. We are currently surveying material vendors and tenants regarding the Year 2000 compliance status of their computer hardware and software. We will review the results of this survey, assess the impact of the results on our operations and take whatever action is deemed necessary. As this phase of our Year 2000 readiness program is not yet complete, we cannot presently assess the associated risks and estimated costs.

        Upon completion of our Year 2000 readiness program, we will consider the necessity of forming and implementing a contingency plan to mitigate any adverse affects associated with the Year 2000 issue. Our ability to complete the Year 2000 modifications outlined above prior to any anticipated impact on our operating systems is based on numerous assumptions of future events and is dependent upon numerous factors, including the ability of third party software and hardware manufacturers to make necessary modifications to current versions of their products, the availability of resources to install and test the modified systems, as well as new systems, and other factors. Accordingly, there can be no guarantee that these modifications will be successful.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

INTEREST RATE RISK

        In order to modify and manage the interest characteristics of our outstanding debt and limit the effects of interest rates on our operations, we may utilize a variety of financial instruments, including interest rate swaps, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counter-party credit risk and legal enforceability of hedging contracts. We do not enter into any transactions for speculative or trading purposes.

        Certain of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances at March 31, 1999, a 1% increase in interest rates on our $407.8 million of floating rate debt would decrease annual future earnings and cash flows by approximately $4.1 million and would not have an impact on the floating rate debt fair value. A 1% decrease in interest rates on our $407.8 million of floating rate debt would increase annual future earnings and cash flows by approximately $4.1 million and would not have an impact on the floating rate debt fair value. A 1% increase or decrease in interest rates on our secured note receivable would not have a material impact on annual future earnings, cash flows and its fair value.

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

BUILDING AND LEASE INFORMATION

        The following tables set forth certain information regarding our Properties as of March 31, 1999.


LOCATION                      NUMBER OF PROPERTIES              APPROXIMATE NET RENTABLE SQUARE FEET
---------------------      ---------------------------        -----------------------------------------
                                    Industrial                              Industrial
                                       and                                      and
                           Office    Retail      Total        Office          Retail            Total
                           ------   ----------   -----        ------        ----------          -----
Los Angeles County
 West                         25        1         26         3,957,747         36,959         3,994,706
 North                        30        -         30         2,715,068             --         2,715,068
 South                        16        -         16         2,201,823             --         2,201,823
 Central                       3        -          3           608,789             --           608,789
Orange County                 20        -         20         3,202,241             --         3,202,241
San Diego County              21        -         21         2,486,777             --         2,486,777
Ventura County                 4        -          4           561,841             --           561,841
Riverside/San
 Bernardino Counties           8        4         12           553,896        414,674           968,570
Kern County                    2        -          2           216,522             --           216,522
                             ---      ---        ---        ----------        -------        ----------

  Subtotal                   129        5        134        16,504,704        451,633        16,956,337
Renovation Properties          5        -          5         1,068,149             --         1,068,149
                             ---      ---        ---        ----------        -------        ----------

  Total                      134        5        139        17,572,853        451,633        18,024,486
                             ===      ===        ===        ==========        =======        ==========


                               RENOVATION SUMMARY


                           APPROXIMATE     ESTIMATED           ANTICIPATED
                              NET          TOTAL COST        WEIGHTED AVERAGE       PERCENT             ESTIMATED
                            RENTABLE        PER SQ FT       ANNUAL RENTAL RATE     LEASED AT         STABILIZATION
PROPERTY                   SQUARE FEET        (1)                    (2)          MARCH 31, 1999          DATE
--------                   -----------     ----------       ------------------    --------------     -------------
1821 Dyer Boulevard          115,061           $88                  $18.15             73%           2nd Qtr 1999
535 Brand Boulevard          109,187          $175                  $23.42             58%           4th Qtr 1999
5200 West Century            310,910           $65                  $15.67             59%           4th Qtr 1999
Tourney Pointe               219,991          $151                  $20.57             21%           4th Qtr 1999
Westwood Center              313,000          $251                  $34.80              0%           2nd Qtr 2000
                           ---------
                           1,068,149
                           =========


(1) Estimated total cost per square foot includes purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during renovation.

(2) Anticipated weighted average annual rental rate represents the weighted average of the in-place rental rates for occupied space and market rental rates for vacant space. Our estimates of the market rental rates are based on current trends which could change or reverse at any time as a result of future events. Our ability to rent vacant space at estimated levels is highly dependent upon many factors over which we have no control. We undertake no obligation to update or correct these estimates if future events prove them to be inaccurate.

PORTFOLIO SUMMARY


                                             PERCENT OCCUPIED                        PERCENT LEASED
LOCATION                                     AT MARCH 31, 1999                      AT MARCH 31, 1999
-----------------------             --------------------------------       ----------------------------------
                                               Industrial                             Industrial
                                                  and                                     And
                                    Office       Retail        Total        Office       Retail         Total
                                    ------     ----------      -----        ------    ----------       ------
Los Angeles County:
 West                                90.4%       100.0%         90.5%        92.1%       100.0%         92.2%
 North                               91.8%          --          91.8%        92.3%          --          92.3%
 South                               86.1%          --          86.1%        86.7%          --          86.7%
 Central                             87.9%          --          87.9%        91.5%          --          91.5%
Orange County                        92.1%          --          92.1%        94.0%          --          94.0%
San Diego County                     93.2%          --          93.2%        93.5%          --          93.5%
Ventura County                       93.5%          --          93.5%        94.0%          --          94.0%
Riverside/San
 Bernardino Counties                 77.1%        95.2%         84.8%        78.2%        95.2%         85.5%
Kern County                          94.3%          --          94.3%        94.3%          --          94.3%
                                   ------       ------        ------       ------       ------        ------
  SUBTOTAL/WEIGHTED AVERAGE          90.4%        95.6%         90.6%        91.6%        95.6%         91.7%
Renovation Properties                28.8%          --          28.8%        35.9%          --          35.9%
                                   ------       ------        ------       ------       ------        ------
  TOTAL/WEIGHTED AVERAGE             86.7%        95.6%         86.9%        88.2%        95.6%         88.4%
                                   ======       ======        ======       ======       ======        ======


                                                       ANNUALIZED BASE RENT
LOCATION                                             PER LEASED SQUARE FOOT (1)
-----------------------              ------------------------------------------------------
                                                  Industrial                      Full
                                                     and                         Service
                                     Office         Retail         Total     Gross Leases(1)
                                     -------      ----------      ------     ---------------
Los Angeles County:
 West                                 $22.44        $24.60        $22.46         $22.44
 North                                $19.54            --        $19.54         $20.50
 South                                $16.98            --        $16.98         $18.62
 Central                              $20.08            --        $20.08         $20.08
Orange County                         $15.50            --        $15.50         $17.93
San Diego County                      $15.11            --        $15.11         $17.81
Ventura County                        $16.70            --        $16.70         $16.70
Riverside/San
 Bernardino Counties                  $13.99        $ 8.25        $11.25         $16.71
Kern County                           $21.99            --        $21.99          --
                                      ------        ------        ------         -----
  SUBTOTAL/WEIGHTED AVERAGE           $18.23        $ 9.65        $17.99         $19.91
Renovation Properties                 $15.53            --        $15.53         $15.95
                                      ------        ------        ------         -----
  TOTAL/WEIGHTED AVERAGE              $18.16        $ 9.65        $17.93         $19.83
                                      ======        ======        ======         =====


(1) Excludes 48 properties and 4,718,622 square feet under triple net and modified gross leases.



                                LEASE EXPIRATIONS

                              As of March 31, 1999
                                   (unaudited)


                                  SQUARE       PERCENTAGE OF        ANNUALIZED        ESTIMATED
                      NUMBER      FOOTAGE        AGGREGATE         BASE RENT OF     MARKET RENT OF
                        OF          OF           PORTFOLIO           EXPIRING       EXPIRING LEASES
 YEAR OF LEASE        LEASES     EXPIRING         LEASED           LEASES (PER       (PER SQUARE
  EXPIRATION         EXPIRING     LEASES       SQUARE FEET         SQUARE FOOT)        FOOT)(1)
--------------       --------   ---------      -------------      -------------     ----------------
Month-to-Month         196        408,930          2.57%             $17.92            $19.93
    1999 (2)           428      1,546,241          9.71%             $17.46            $20.03
    2000               580      2,246,035         14.10%             $18.52            $22.14
    2001               539      2,251,001         14.13%             $19.14            $22.76
    2002               404      2,247,821         14.11%             $18.53            $23.31
    2003               367      2,729,351         17.14%             $20.65            $25.27


 (1) Calculation based on our estimate of current market rental rates and annual increases in such rates of 8%, 6%, 3%, 3% and 3%, in 1999, 2000, 2001, 2002 and 2003, respectively. Our estimates of these rental rates are based on current trends which could change or reverse at any time as a result of future events. Our ability to rent expiring lease space at estimated levels is highly dependent upon many factors over which we have no control. We undertake no obligation to update or correct these estimates if future events prove them to be inaccurate.

 (2)    Represents leases expiring between April 1, 1999 and December 31, 1999.

        Our ability to rent expiring lease space at estimated levels is highly dependent upon many factors over which we have no control. These factors include, the national economic climate, perceptions of prospective tenants of the attractiveness of the Property, and our ability to maintain and manage the Properties. We also have numerous competitors and some of the competing properties may be newer, better located or owned by parties better capitalized than us. As new commercial properties are developed and the number of competitive commercial properties in a particular area increases, competitive pressures will increase as well. Additionally, all of our properties are located in Southern California. Our ability to charge estimated rents may be adversely affected by the local economic climate (which could be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for office and other competing commercial properties). The preceding discussion is not intended as an exhaustive list of the risks associated with rent rate projections and should be read in conjunction with "Risk Factors--Real Estate Ownership Risks," "--Risk that We May be Unable to Retain Tenants or Rent Space Upon Lease Expirations," "--Restraints on Our Flexibility to Liquidate Real Estate," "--Impact of Competition on Occupancy Levels and Rents Charged," and "--Concentration of Properties in Southern California" in our most recent Annual Report on Form 10-K/A.

        We undertake no obligation to update or correct these estimates if future events prove them to be inaccurate.

        As a result of the foregoing, undue reliance should not be placed on these estimated rental rates.



                                LEASING ACTIVITY
                               First Quarter 1999


                                                                                                 LEASES SIGNED
                                                                                            DURING THE THREE MONTHS
                                                                                              ENDED MARCH 31, 1999
                                                                                    --------------------------------------
                                                                                     WEIGHTED
                                                                                      AVERAGE        TENANT IMPROVEMENTS
                              NET ABSORPTION                                        LEASE TERM         AND COMMISSIONS
PROPERTY TYPE                  (SQUARE FEET)              RETENTION RATE(2)         (IN MONTHS)   (ENDED MARCH 31, 1999)(1)
-------------           --------------------------    -------------------------     -----------   -------------------------
                        Three Months                  Three Months
                            Ended       Year Ended       Ended       Year Ended
                           3/31/99       12/31/98       3/31/99       12/31/98          New            New         Renewal
                        ------------    ----------    ------------   ----------     -----------     ---------     ---------
Office                   (125,910)       892,886          47.6%         79.4%             55        $   14.47     $   5.88
Industrial/Retail             279          5,753          89.6%         71.4%             38        $     .94     $   1.38
                         --------        -------          ----          ----
  Total/Wtd Avg          (125,631)       898,639          51.0%         79.1%
                         ========        =======          ====          ====


(1) Excludes five renovation properties.

(2) Percentage of leases in which tenants were retained at lease expiration.

 PART II    OTHER INFORMATION

 ITEM 1.    LEGAL PROCEEDINGS - NONE

 ITEM 2.    CHANGES IN SECURITIES - NONE

 ITEM 3.    DEFAULTS UPON SENIOR SECURITIES - NONE

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - NONE

 ITEM 5.    OTHER INFORMATION - NONE

 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits



EXHIBIT
NUMBER      DESCRIPTION
-------     ------------
3.1         Amended and Restated Articles of Incorporation as filed as an exhibit to Registration Statement on Form S-11 (No. 333-8163) and
            incorporated herein by reference.

3.2         Articles Supplementary of the Class A Junior Participating Preferred
            Stock as an exhibit to the current report on Form 8-K, dated August
            26, 1998, and incorporated herein by reference.

3.3         By-laws of Registrant as filed as an exhibit to Registration
            Statement on Form S-11 (No. 333-8163) and incorporated herein by reference.

3.4         Certificate of Amendment of the Bylaws of Arden Realty, Inc. dated
            July 14, 1998, filed as an exhibit to our quarterly report on Form
            10-Q filed with the Commission on August 14, 1998, and incorporated herein by reference.

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

10.41 Amended and Restated Employment Agreement dated January 1, 1999 between Arden Realty, Inc. and Mr. Robert Peddicord, as filed herein.

27          Financial Data Schedule, as filed herein.

           (b) Reports on Form 8-K
             - None

                                   SIGNATURES

               Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ARDEN REALTY, INC.



Date: May 14, 1999                      By:   /S/ DIANA M. LAING
                                            --------------------------------
                                        Diana M. Laing
                                        Executive Vice President,
                                        Chief Financial Officer and Secretary




Date: May 14, 1999                      By:   /s/ RICHARD S. DAVIS
                                            --------------------------------
                                        Richard S. Davis
                                        Senior Vice President and
                                        Chief Accounting Officer