Form 10-Q
period 1999-06-30
ARDEN REALTY INC
filed 1999-08-11
CIK 1013794

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999

                         Commission file number 1-12193

                               ARDEN REALTY, INC.
             (Exact name of registrant as specified in its charter)

                MARYLAND                               95-04578533
      (State or other jurisdiction        (I.R.S. Employer Identification No.)
    of incorporation or organization)

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

Yes [X] No [ ]

As of July 26, 1999, there were 63,296,315 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

                               ARDEN REALTY, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                            PAGE NO.
                                                                                            --------
PART I. FINANCIAL INFORMATION

           Item 1.   Financial Statements (Unaudited)
                     Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998 ....  3

                     Consolidated Statements of Income for the three and six months ended
                     June 30, 1999 and 1998 ...................................................  4

                     Consolidated Statements of Cash Flows for the six months ended
                     June 30, 1999 and 1998 ...................................................  5

                     Notes to Consolidated Financial Statements ...............................  6

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ......................................  8

           Item 3.   Quantitative and Qualitative Disclosures about Market Risk ............... 19

PART II.   OTHER INFORMATION .................................................................. 23

           SIGNATURES ......................................................................... 25

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               ARDEN REALTY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              JUNE 30,          DECEMBER 31,
                                                                1999               1998
                                                            -----------         -----------
                                                            (UNAUDITED)
ASSETS
Investment in real estate:
   Land                                                     $   501,216         $   491,342
   Buildings and improvements                                 1,721,279           1,616,439
   Tenant improvements                                           65,891              65,413
                                                            -----------         -----------
                                                              2,288,386           2,173,194
   Less: accumulated depreciation                              (114,910)            (84,754)
                                                            -----------         -----------
                                                              2,173,476           2,088,440
   Properties under development                                 177,696             151,158
                                                            -----------         -----------
      Net investment in real estate                           2,351,172           2,239,598

Cash and cash equivalents                                         5,460               4,578
Restricted cash                                                  17,559              12,409
Rent and other receivables                                        9,148               9,024
Mortgage notes receivable, net of discount                       14,082              14,329
Deferred rent                                                    20,571              17,004
Prepaid financing and leasing costs,
   net of accumulated amortization                               39,085              31,230
Prepaid expenses and other assets                                 6,661               3,747
                                                            -----------         -----------
      Total assets                                          $ 2,463,738         $ 2,331,919
                                                            ===========         ===========

LIABILITIES

Mortgage loans payable                                      $   662,178         $   544,027
Unsecured lines of credit                                       306,613             296,450
Accounts payable and accrued expenses                            30,200              21,687
Security deposits                                                14,426              13,933
Dividends payable                                                28,167              26,210
                                                            -----------         -----------
      Total liabilities                                       1,041,584             902,307
                                                            -----------         -----------

Minority interest                                                40,895              56,222

STOCKHOLDERS' EQUITY

   Preferred stock, $.01 par value,
     20,000,000 shares authorized, none issued                       --                  --
   Common stock, $.01 par value, 100,000,000
     shares authorized, 63,296,315 and 62,404,737
     issued and outstanding, respectively                           633                 624
   Additional paid-in capital                                 1,382,733           1,374,813
      Notes receivable from officers-shareholders
        for purchase of common stock                             (2,107)             (2,047)
                                                            -----------         -----------


        Total stockholders' equity                            1,381,259           1,373,390
                                                            -----------         -----------
        Total liabilities and stockholders' equity          $ 2,463,738         $ 2,331,919
                                                            ===========         ===========



          See accompanying notes to consolidated financial statements.

                               ARDEN REALTY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                            JUNE 30,
                                                   ---------------------------         ---------------------------
                                                     1999              1998              1999              1998
                                                   ---------         ---------         ---------         ---------
Revenue                                            $  82,712         $  70,503         $ 162,048         $ 125,262
Property operating expenses                           24,444            21,543            47,954            38,281
                                                   ---------         ---------         ---------         ---------
                                                      58,268            48,960           114,094            86,981

General and administrative expenses                    1,687             1,388             3,183             3,023
Interest expense                                      14,455            10,539            27,638            19,151
Depreciation and amortization                         17,173            12,930            33,388            24,226
Interest and other income                               (671)             (695)           (1,341)           (2,153)
                                                   ---------         ---------         ---------         ---------
Income before minority interest                       25,624            24,798            51,226            42,734
Minority interest                                       (971)           (1,183)           (2,182)           (2,935)
                                                   ---------         ---------         ---------         ---------
Net income                                         $  24,653         $  23,615         $  49,044         $  39,799
                                                   =========         =========         =========         =========

Net income per common share:
    Basic                                          $    0.39         $    0.38         $    0.78         $    0.73
    Diluted                                        $    0.39         $    0.38         $    0.78         $    0.72

Weighted average common shares outstanding:
    Basic                                             62,984            62,051            62,755            54,874
    Diluted                                           63,136            62,248            62,879            55,081



          See accompanying notes to consolidated financial statements.

                                    ARDEN REALTY, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)
                                        (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                            ---------------------------
                                                                              1999              1998
                                                                            ---------         ---------
OPERATING ACTIVITIES:

 Net income                                                                 $  49,044         $  39,799
 Adjustments to reconcile net income to net cash
   provided by operating activities:

   Minority interests                                                           2,182             2,935
   Depreciation and amortization                                               33,388            24,226
   Amortization of loan costs                                                   1,239               844
 Changes in operating assets and liabilities:

   Rent and other receivables                                                      63            (1,355)
   Deferred rent                                                               (3,567)           (2,991)
   Prepaid financing and leasing costs                                        (11,843)          (14,036)
   Prepaid expenses and other assets                                           (3,204)               67
   Accounts payable and accrued expenses                                        8,513             6,379
   Security deposits                                                              493             5,824
                                                                            ---------         ---------
 Net cash provided by operating activities                                     76,308            61,692
                                                                            ---------         ---------
INVESTING ACTIVITIES:

 Acquisitions and improvements to investment in real estate                  (141,924)         (988,966)
 Escrow deposit                                                                    --            20,000
                                                                            ---------         ---------
 Net cash used in investing activities                                       (141,924)         (968,966)
                                                                            ---------         ---------
FINANCING ACTIVITIES:

 Proceeds from mortgage loans                                                 229,888           639,920
 Repayments of mortgage loans                                                (111,737)         (365,894)
 Proceeds from unsecured lines of credit                                      130,461           314,150
 Repayments of unsecured lines of credit                                     (120,298)         (319,950)
 Proceeds from issuance of common stock, net of offering costs                     --           707,005
 Redemption of Operating Partnership Units                                         --           (16,305)
 Increase in restricted cash                                                   (5,150)           (7,764)
 Distributions to minority interests                                           (2,683)           (3,141)
 Dividends paid                                                               (53,983)          (39,885)
                                                                            ---------         ---------
 Net cash provided by financing activities                                     66,498           908,136
                                                                            ---------         ---------
 Net increase in cash and cash equivalents                                        882               862
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                4,578             5,300
                                                                            ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   5,460         $   6,162
                                                                            =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid during the period for interest, net of amount capitalized        $  30,318         $  20,293
                                                                            =========         =========



          See accompanying notes to consolidated financial statements.

                               ARDEN REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

1.      DESCRIPTION OF BUSINESS

        The terms "Arden Realty", "us", "we" and "our" as used in this report refer to Arden Realty, Inc. Through our controlling interest in Arden Realty Limited Partnership (the "Operating Partnership") and our other subsidiaries, we are engaged in owning, acquiring, developing, renovating, leasing and managing commercial properties located in Southern California. As of June 30, 1999, our portfolio of properties included 141 commercial properties with approximately
18.4 million rentable square feet (the "Properties").

        The accompanying consolidated financial statements include our accounts, and the accounts of the Operating Partnership and our other subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        Minority interests for the six-month periods ended June 30, 1999 and 1998 include limited partnership interests in the Operating Partnership of approximately 4.3% and 5.7%, respectively.

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

3.      ACQUISITIONS

        The following table sets forth certain information regarding our acquisition of office properties for the six months ended June 30, 1998.

                                                                                     TOTAL
                                                APPROXIMATE         MONTH         ACQUISITION
                                                NET RENTABLE         OF              COST
      PROPERTY NAME             LOCATION        SQUARE FEET      ACQUISITION     (IN MILLIONS)
      -------------          -------------      ------------    --------------   -------------
Hillside Corporate Center    Thousand Oaks         59,876       February 1999        $ 9.6
Westlake Gardens II          Westlake              49,639       April 1999             7.3
Howard Hughes Tower          Los Angeles          313,833       May 1999              53.0
                                                  -------                             ----
                                                  423,348                            $69.9
                                                  =======                            =====

4.      LOANS PAYABLE

        On January 20, 1999, our Lehman Bridge Loan I was expanded from $81.4 million to $111.4 million. The Lehman Bridge Loan I was secured by seven of our properties, bore interest at LIBOR plus 2.25% per annum and required monthly payments of interest only. On May 5, 1999, the Lehman Bridge Loan I was refinanced; see discussion below.

        On April 5, 1999, we closed a $115 million loan with Mass Mutual Life Insurance Company (the "Mortgage Financing V Loan"). The Mortgage Financing V Loan is secured by 12 Properties, has a ten year term, bears interest at a fixed rate of 6.94%, requires monthly payments of principal and interest and is amortized over a 25 year period. Proceeds from this loan were used to repay $76.4 million of our Lehman Bridge Loan I and to repay a portion of our lines of credit.

        On April 30, 1999 we closed a $22.5 million loan with Lehman Brothers, Inc. (the "Mortgage Financing VI Loan"). The Mortgage Financing VI Loan is secured by 3 properties, has a ten year term and bears interest at a fixed rate of 7.54%, requires monthly payments of principal and interest and is amortized over a 30 year period. Proceeds from this loan were used to repay a portion of our lines of credit.

        On May 5, 1999, we refinanced the remaining $35 million outstanding under the Lehman Bridge Loan I with one secured note payable totaling $62.5 million to Lehman Brothers, Inc. (the "Lehman Bridge Loan III"). The Lehman Bridge Loan III is secured by 3 properties, bears interest at LIBOR plus 2.25% per annum (effective rate of 7.19% at June 30, 1999), requires monthly payments of interest only and matures on November 1, 2000. The remaining proceeds from this loan were used to repay a portion of our lines of credit.

        On July 23, 1999, we entered into a construction loan with a total commitment of $50 million (the "Construction Loan") related to our development of the 240,724 square foot 6060 Center Drive office building in the Howard Hughes Center. The Construction Loan is secured by certain property and construction improvements, bears interest at LIBOR plus 2.0% per annum, requires monthly payments of interest, and matures December 30, 2000, with two one year extension options. Subject to meeting certain construction completion and leasing benchmarks, as defined, the interest rate on the Construction Loan may be reduced to LIBOR plus 1.75%, then to LIBOR plus 1.5%.

        On July 27, 1999, we closed a $58 million loan with Lehman Brothers, Inc. (the "Lehman Bridge Loan IV"). The Lehman Bridge Loan IV is secured by 6 properties, bears interest at LIBOR plus 2.25% annum, requires monthly payments of interest only and matures on November 1, 2000. Proceeds from this loan were used to repay a portion of our floating rate debt and to fund certain capital expenditures.

5.      STOCKHOLDERS' EQUITY

        On March 9, 1999, we declared a quarterly dividend of $.445 per share to shareholders of record at the close of business on March 31, 1999, which was paid on April 23, 1999.

        On June 16, 1999, we declared a quarterly dividend of $.445 per share to shareholders of record at the close of business on June 30, 1999, which was paid on July 29, 1999.

6.      REVENUE FROM RENTAL OPERATIONS AND PROPERTY OPERATING EXPENSES

        Revenue from rental operations and property operating expenses are summarized as follows (in thousands):

                                             THREE MONTHS                     SIX MONTHS
                                            ENDED JUNE  30,                 ENDED JUNE 30,
                                       ------------------------        ------------------------
                                         1999            1998            1999            1998
                                       --------        --------        --------        --------
                                                              (UNAUDITED)
Revenue from Rental Operations:
  Rental                               $ 72,331        $ 63,522        $141,841        $112,211
  Tenant reimbursements                   2,869           2,174           6,336           4,057
  Parking, net of expenses                3,575           2,882           6,757           5,532
  Other rental operations                 3,937           1,925           7,114           3,462
                                       --------        --------        --------        --------
                                         82,712          70,503         162,048         125,262
                                       --------        --------        --------        --------
Property Operating Expenses:
  Repairs and maintenance                 8,255           6,798          15,925          12,150
  Utilities                               6,538           5,982          12,879          10,598
  Real estate taxes                       5,669           5,372          11,416           9,472
  Insurance                                 988           1,076           1,970           1,882
  Ground rent                               313             178             494             356
  Marketing and other                     2,681           2,137           5,270           3,823
                                       --------        --------        --------        --------
                                         24,444          21,543          47,954          38,281
                                       --------        --------        --------        --------
                                       $ 58,268        $ 48,960        $114,094        $ 86,981
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

        Our primary business strategy is to actively manage our portfolio to achieve gains in occupancy and rental rates and to reduce operating expenses. When market conditions permit, we may also acquire underperforming office and industrial properties, properties in need of renovation or properties that provide attractive yields with stable cash flow in submarkets where we can utilize our local market expertise and extensive real estate experience. We may also continue to develop new properties, when market conditions permit, in submarkets where we have extensive local market expertise. In particular, during the six months ended June 30, 1999, we have:

o Commenced construction on 6060 Center Drive, a 240,724 square foot office building located in the Howard Hughes Center. Total estimated costs, including purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during construction are approximately $56 million. Construction on 6060 Center Drive is expected to be complete during the second quarter of 2000.

o Acquired three office properties, all located in Southern California, with approximately 423,348 rentable square feet. One of these properties, Howard Hughes Tower, is a 313,833 square foot building located in the Howard Hughes Center. With this purchase, we now own two of the three existing office buildings in the Howard Hughes Center, as well as the building housing the Spectrum Executive Health Club.

o Converted $115 million of floating rate debt to a fixed rate loan bearing interest at 6.94% per annum. This fixed rate loan, with the Mass Mutual Life Insurance Company, has a ten year term with principal amortized over a 25 year period.

RESULTS OF OPERATIONS

        Our financial position and operating results are primarily comprised of our portfolio of commercial properties and income derived therefrom. Therefore, financial data from period to period will be affected by the timing of significant property acquisitions.

        Comparison of the six months ended June 30, 1999 to the six months ended June 30, 1998 (dollars in thousands).

                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                               ------------------------                          PERCENT
                                                 1999            1998           CHANGE           CHANGE
                                               --------        --------        --------          --------
                                                                      (UNAUDITED)
REVENUE
  Revenue from rental operations:
   Rental ..................................   $141,841        $112,211        $ 29,630                26%
   Tenant reimbursements ...................      6,336           4,057           2,279                56%
   Parking, net of expense .................      6,757           5,532           1,225                22%
   Other rental operations .................      7,114           3,462           3,652               105%
                                               --------        --------        --------          --------
                                                162,048         125,262          36,786                29%
  Interest and other income ................      1,341           2,153            (812)              (38%)
                                               --------        --------        --------          --------
   Total revenue ...........................   $163,389        $127,415        $ 35,974                28%
                                               ========        ========        ========          ========

EXPENSES
  Property operating expenses:
   Repairs and maintenance .................   $ 15,925        $ 12,150        $  3,775                31%
   Utilities ...............................     12,879          10,598           2,281                22%
   Real estate taxes .......................     11,416           9,472           1,944                21%
   Insurance ...............................      1,970           1,882              88                 5%
   Ground rent .............................        494             356             138                39%
   Marketing and other .....................      5,270           3,823           1,447                38%
                                               --------        --------        --------          --------
      Total property operating expenses ....     47,954          38,281           9,673                25%
   General and administrative ..............      3,183           3,023             160                 5%
   Interest ................................     27,638          19,151           8,487                44%
   Depreciation and amortization ...........     33,388          24,226           9,162                38%
                                               --------        --------        --------          --------
      Total expenses .......................   $112,163        $ 84,681        $ 27,482                32%
                                               ========        ========        ========          ========

OTHER DATA:
NUMBER OF PROPERTIES

  Acquired during period ...................          3              62
  Owned at end of period ...................        141             134

SQUARE FEET:  (IN THOUSANDS)

  Acquired during period ...................        423           7,153
  Owned at end of period ...................     18,391          17,457

        The increase in revenue from rental operations and property operating expenses for the six months ended June 30, 1999 as compared to the same period in 1998 is primarily from the 69 properties we acquired after December 31, 1997.

        Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the 69 properties we acquired after December 31, 1997 and for the 72 properties we owned for all of the six month periods ended June 30, 1998 and 1999 (in thousands, except number of properties).

                                                                                PROPERTIES OWNED
                                                                                 FOR ALL OF THE
                                                          PROPERTIES ACQUIRED   SIX MONTHS ENDED
                                                                AFTER               JUNE 30,
                                        TOTAL VARIANCE     DECEMBER 31, 1997    1998 AND 1999(1)
                                        --------------    -------------------   -----------------
REVENUE FROM RENTAL OPERATIONS:
  Rental ...............................   $ 29,630            $ 25,090             $  4,540
  Tenant reimbursements ................      2,279               1,655                  624
  Parking, net of operations ...........      1,225                 635                  590
  Other rental operations ..............      3,652               3,290                  362
                                           --------            --------             --------
                                           $ 36,786            $ 30,670             $  6,116
                                           ========            ========             ========

PROPERTY OPERATING EXPENSES:
  Repairs and maintenance ..............   $  3,775            $  2,584             $  1,191
  Utilities ............................      2,281               2,079                  202
  Real estate taxes ....................      1,944               1,855                   89
  Insurance ............................         88                 260                 (172)
  Ground rent ..........................        138                  (1)                 139
  Marketing and other ..................      1,447               1,000                  447
                                           --------            --------             --------
                                           $  9,673            $  7,777             $  1,896
                                           ========            ========             ========

OTHER DATA:
  Number of Properties .................                             69                   72
  Square feet ..........................                          8,087               10,304

(1)     See the Same Properties analysis below.

        Interest and other income decreased by approximately $800,000 during the six months ended June 30, 1999 as compared to the same period in 1998, primarily due to higher interest income earned in 1998 on $20 million held in escrow pursuant to the purchase of a portfolio of 50 properties in March 1998.

        General and administrative expenses were approximately $3.2 million or 1.9% of total revenues during the six months ended June 30, 1999 as compared to $3.0 million or 2.4% of total revenues during the same period in 1998. This decrease as a percentage of total revenues was primarily due to benefits achieved from economies of scale and concentration over a larger property portfolio.

        Interest expense increased approximately $8.5 million during the six months ended June 30, 1999 as compared to the same period in 1998. This increase was due to higher outstanding debt balances in 1999, partially offset by lower overall interest rates.

        Depreciation and amortization expense increased by approximately $9.2 million during the six months ended June 30, 1999, primarily from depreciation related to the addition of approximately $1.2 billion in commercial properties, capital expenditures and tenant improvements since January 1, 1998.

SAME PROPERTIES

        Following is a comparison of property operating data computed under generally accepted accounting principles ("GAAP Basis") and excluding the straight-line rent adjustment ("Cash Basis") for the 72 properties we owned for the entire six month periods ended June 30, 1999 and 1998 (dollars in thousands):

                                              SIX MONTHS ENDED
                                                 JUNE 30,
                                         -------------------------           DOLLAR           PERCENT
                                           1999             1998             CHANGE           CHANGE
                                         -------           -------           -------          -------
GAAP BASIS:                                       (Unaudited)
Revenues from rental operations          $99,958           $93,842           $ 6,116              6.5%
Property operating expenses               31,099            29,203             1,896              6.5%
                                         -------           -------           -------          -------
      Net                                $68,859           $64,639           $ 4,220              6.5%
                                         =======           =======           =======          =======

CASH BASIS(1):

Revenue from rental operations           $98,619           $92,192           $ 6,427              7.0%
Property operating expenses               31,099            29,203             1,896              6.5%
                                         -------           -------           -------          -------
      Net                                $67,520           $62,989           $ 4,531              7.2%
                                         =======           =======           =======          =======

Number of properties                          72                72
Average occupancy                           87.8%             83.7%
Square feet                               10,304            10,304
Percentage of total portfolio               56.0%             59.0%

(1)     Excludes straight-line rent adjustments.

        Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $6.1 million during the six months ended
June 30, 1999 compared to the same period in 1998, primarily due to a 4.1% increase in average occupancy.

        Excluding only the straight-line rent adjustments for these properties, revenue from rental operations for the six months ended June 30, 1999, computed on a Cash Basis, increased by approximately $6.4 million or 7.0%.

        Property operating expenses for these properties increased by approximately $1.9 during the six months ended June 30, 1999 compared to the same period in 1998, primarily due to higher repair and maintenance, utility, marketing and other expenses in 1999. Increases in utility expenses and certain repair and maintenance expense items (i.e. janitorial and building engineering costs) were primarily due to the higher average occupancy for these properties in 1999. The remaining increase in repair and maintenance and certain other expenses was primarily related to the timing of certain maintenance items (i.e. window cleanings and tree trimming) and expenses associated with monitoring and testing equipment and systems in connection with our Year 2000 readiness program. Due to an increased focus on raising our portfolio-wide occupancy, certain marketing and tenant retention related expenses were also higher in 1999.

        Comparison of the three months ended June 30, 1999 to the three months ended June 30, 1998 (dollars in thousands).

                                                THREE MONTHS ENDED
                                                    JUNE 30,
                                           --------------------------                              PERCENT
                                             1999              1998             CHANGE              CHANGE
                                           --------          --------          --------            --------
                                                                    (UNAUDITED)
REVENUE
  Revenue from rental operations:
   Rental ..............................   $ 72,331          $ 63,522          $  8,809               14%
   Tenant reimbursements ...............      2,869             2,174               695               32%
   Parking, net of expense .............      3,575             2,882               693               24%
   Other rental operations .............      3,937             1,925             2,012              105%
                                           --------          --------          --------              ---
                                             82,712            70,503            12,209               17%
  Interest and other income ............        671               695               (24)              (3)%
                                           --------          --------          --------              ---
   Total revenue .......................   $ 83,383          $ 71,198          $ 12,185               17%
                                           ========          ========          ========              ===

EXPENSES
  Property operating expenses:
   Repairs and maintenance .............   $  8,255          $  6,798          $  1,457               21%
   Utilities ...........................      6,538             5,982               556                9%
   Real estate taxes ...................      5,669             5,372               297                6%
   Insurance ...........................        988             1,076               (88)              (8)%
   Ground rent .........................        313               178               135               76%
   Marketing and other .................      2,681             2,137               544               25%
                                           --------          --------          --------              ---
      Total property expenses ..........     24,444            21,543             2,901               13%
   General and administrative ..........      1,687             1,388               299               22%
   Interest ............................     14,455            10,539             3,916               37%
   Depreciation and amortization .......     17,173            12,930             4,243               33%
                                           --------          --------          --------              ---
      Total expenses ...................   $ 57,759          $ 46,400          $ 11,359               24%
                                           ========          ========          ========              ===

OTHER DATA:
NUMBER OF PROPERTIES
  Acquired during period ...............          2                 6
  Owned at end of period ...............        141               134

SQUARE FEET:  (IN THOUSANDS)
  Acquired during period ...............        363               973
  Owned at end of period ...............     18,391            17,457

        The increase in revenue from rental operations and property operating expenses for the three months ended June 30, 1999 as compared to the same period in 1998 is partially from the 13 properties we acquired after March 31, 1998 and partially from operations for the 128 properties we owned for all of the entire three month periods ended June 30, 1998 and 1999 (see Same Properties analysis).

        Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the 13 properties we acquired after March 31, 1998 and for the 128 properties we owned for all of the three months ended June 30, 1998 and 1999 (in thousands, except number of properties).

                                                                           PROPERTIES OWNED
                                                                            FOR ALL OF THE
                                                          PROPERTIES         THREE MONTHS
                                                        ACQUIRED AFTER      ENDED JUNE 30,
                                     TOTAL VARIANCE     MARCH 31, 1998     1998 AND 1999(1)
                                     --------------    -----------------   ----------------
REVENUE FROM RENTAL OPERATIONS:
  Rental .............................   $  8,809           $  4,719           $  4,090
  Tenant reimbursements ..............        695               (252)               947
  Parking, net of operations .........        693                181                512
  Other rental operations ............      2,012              2,550               (538)
                                         --------           --------           --------
                                         $ 12,209           $  7,198           $  5,011
                                         ========           ========           ========

PROPERTY OPERATING EXPENSES:
  Repairs and maintenance ............   $  1,457           $    381           $  1,076
  Utilities ..........................        556                395                161
  Real estate taxes ..................        297                329                (32)
  Insurance ..........................        (88)                41               (129)
  Ground rent ........................        135                 (1)               136
  Marketing and other ................        544                159                385
                                         --------           --------           --------
                                         $  2,901           $  1,304           $  1,597
                                         ========           ========           ========

OTHER DATA:
  Number of Properties ...............                            13                128
  Square feet ........................                         1,907             16,484

(1)     See the Same Properties analysis below.

        General and administrative expenses were approximately $1.7 million or 2.0% of total revenues during the three months ended June 30, 1999 as compared to $1.4 million or 1.9% of total revenues during the same period in 1998.

        Interest expense increased approximately $3.9 million during the three months ended June 30, 1999 as compared to the same period in 1998. This increase was due to higher outstanding debt balances in 1999, partially offset by lower overall interest rates.

        Depreciation and amortization expense increased by approximately $4.2 million during the three months ended June 30, 1999, primarily from depreciation related to the addition of approximately $437.6 million in commercial properties, capital expenditures and tenant improvements since March 31, 1998.

SAME PROPERTIES

        Following is a comparison of property operating data computed on a GAAP and Cash Basis for the 128 properties we owned for the entire three month periods ended June 30, 1999 and 1998 (in thousands, except percentage data):

                                             THREE MONTHS ENDED
                                                  JUNE 30,
                                         -------------------------                            PERCENT
                                          1999              1998             CHANGE           CHANGE
                                         -------           -------           -------          -------
GAAP BASIS:                                                     (Unaudited)
Revenues from rental operations          $73,206           $68,195           $ 5,011              7.3%
Property operating expenses               22,381            20,784             1,597              7.7%
                                         -------           -------           -------          -------
      Net                                $50,825           $47,411           $ 3,414              7.2%
                                         =======           =======           =======          =======

CASH BASIS(1):
Revenue from rental operations           $71,354           $66,268           $ 5,086              7.7%
Property operating expenses               22,381            20,784             1,597              7.7%
                                         -------           -------           -------          -------
      Net                                $48,973           $45,484           $ 3,489              7.7%
                                         =======           =======           =======          =======

Number of properties                         128               128
Average occupancy                           87.3%             84.9%
Square feet                               16,484            16,484
Percentage of total portfolio               89.6%             94.4%

(1)     Excludes straight-line rent adjustments.

        Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $5.0 million during the three months ended June 30, 1999, compared to the same period in 1998, primarily due to a 2.4% increase in average occupancy.

        Excluding the straight-line rent adjustments for these properties, revenue from rental operations for the three months ended June 30, 1999, computed on a Cash Basis, increased by approximately $5.1 million or 7.7%.

        Property operating expenses for these properties increased by approximately $1.6 million during the three months ended June 30, 1999 compared to the same period in 1998, primarily due to higher repair and maintenance, utility, marketing and other expenses in 1999. Increases in utility expenses and certain repair and maintenance expense items (i.e. janitorial and building engineering costs) were primarily due to the higher average occupancy for these properties in 1999. The remaining increase in repair and maintenance and certain other expenses was primarily related to the timing of certain maintenance items (i.e. window cleanings and tree trimming) and expenses associated with monitoring and testing equipment and systems in connection with our Year 2000 readiness program. Due to an increased focus on raising our portfolio-wide occupancy, certain marketing and tenant retention related expenses were also higher in 1999.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

        Cash provided by operating activities increased by approximately $14.6 million to $76.3 million for the six months ended June 30, 1999, as compared to $61.7 million for the same period in 1998, primarily due to operating results from the 69 properties acquired in 1998 and 1999. Cash used in investing activities decreased by approximately $827.1 million, to approximately $141.9 million for the six months ended June 30, 1999 compared to approximately $969.0 million for the same period in 1998, primarily due to the acquisition of 62 properties during the six months ended June 30, 1998. Cash provided by financing activities decreased by approximately $841.6 million to $66.5 million for the six months ended June 30, 1999 as compared to $908.1 million for the same period in 1998. Cash provided by financing activities for the six months ended June 30, 1998 consisted primarily of net proceeds from mortgage loans and the issuance of 26,296,047 shares of Common Stock. Cash provided by financing activities for the six months ended June 30, 1999 consisted primarily of net proceeds from mortgage loans and unsecured lines of credit.

AVAILABLE BORROWINGS, CASH BALANCE AND CAPITAL RESOURCES

        We have a $300 million unsecured line of credit (the "Amended Credit Facility") from a group of banks led by Wells Fargo. The Amended Credit Facility bears interest at a rate ranging between LIBOR plus 1.2% and LIBOR plus 1.45% (effective rate of 6.32% at June 30, 1999) depending on our leverage ratio, as defined by the Amended Credit Facility. If we achieve an investment grade unsecured debt rating, the interest rate may be lowered to between LIBOR plus 0.9% and LIBOR plus 1.15% depending on the debt rating. Under certain circumstances, we have the option to convert the interest rate from LIBOR to the prime rate plus 0.5%. In addition, the Amended Credit Facility has a commitment fee ranging from .125% to .25% on the unused balance. The Amended Credit Facility matures on June 1, 2000. As of June 30, 1999, the aggregate outstanding balance on the Amended Credit Facility was $298.9 million, and $1.1 million was available for additional borrowing.

        We also have an unsecured line of credit with a total commitment of $10 million from City National Bank (the "City National Bank Credit Facility"). The City National Bank Credit Facility accrues interest at the City National Bank Prime Rate less 0.875% (effective rate of 6.9% at June 30, 1999) and is scheduled to mature on August 1, 2000. Proceeds from the City National Bank Credit Facility will be used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of June 30, 1999, the outstanding balance on the City National Bank Credit Facility was $7.7 million, and $2.3 million was available for additional borrowing.

        On January 20, 1999, our Lehman Bridge Loan I was expanded from $81.4 million to $111.4 million. The Lehman Bridge Loan I was secured by seven of our properties, bore interest at LIBOR plus 2.25% per annum and required monthly payments of interest only. On May 5, 1999, the Lehman Bridge Loan I was refinanced, see discussion below.

        On April 5, 1999, we closed a $115 million loan with Mass Mutual Life Insurance Company (the "Mortgage Financing V Loan"). The Mortgage Financing V Loan is secured by 12 Properties, has a ten year term, bears interest at a fixed rate of 6.94%, requires monthly payments of principal and interest and is amortized over a 25 year period. Proceeds from this loan were used to repay $76.4 million of our Lehman Bridge Loan I and to repay a portion of our lines of credit.

        On April 30, 1999 we closed a $22.5 million loan with Lehman Brothers, Inc. (the "Mortgage Financing VI Loan"). The Mortgage Financing VI Loan is secured by 3 properties, has a ten year term and bears interest at a fixed rate of 7.54%, requires monthly payments of principal and interest and is amortized over a 30 year period. Proceeds from this loan were used to repay a portion of our lines of credit.

        On May 5, 1999, we refinanced the remaining $35 million outstanding under the Lehman Bridge Loan I with one secured note payable totaling $62.5 million to Lehman Brothers, Inc. (the "Lehman Bridge Loan III"). The Lehman Bridge Loan III is secured by 3 properties, bears interest at LIBOR plus 2.25% per annum (effective rate of 7.19% at June 30, 1999), requires monthly payments of interest only and matures on November 1, 2000. The remaining proceeds from this loan were used to repay a portion of our lines of credit.

        On July 23, 1999, we entered into a construction loan with a total commitment of $50 million ("Construction Loan") related to our development of the 240,724 square foot 6060 Center Drive office building in the Howard Hughes Center. The Construction Loan is secured by certain property and construction improvements, bears interest at LIBOR plus 2.0% per annum, requires monthly payments of interest, and matures December 30, 2000, with two one year extension options. Subject to meeting certain construction completion and leasing benchmarks, as defined, the interest rate on the Construction Loan may be reduced to LIBOR plus 1.75%, then to LIBOR plus 1.5%.

        On July 27, 1999, we closed a $58 million loan with Lehman Brothers, Inc. (the "Lehman Bridge Loan IV"). The Lehman Bridge Loan IV is secured by 6 properties, bears interest at LIBOR plus 2.25% annum, requires monthly payments of interest only and matures on November 1, 2000. Proceeds from this loan were used to repay a portion of our floating rate debt and to fund certain capital expenditures.

        Following is a summary of scheduled principal payments for our mortgage loans as of June 30, 1999 (in thousands):

                         YEAR                      AMOUNT
                      ----------                  -------
                         1999                    $  1,705
                         2000                      65,282
                         2001                       3,023
                         2002                       8,255
                         2003                      16,696
                      Thereafter                  567,217
                                                  -------
                        Total                    $662,178
                                                 ========

        Following is certain other information related to our indebtedness as of June 30, 1999 (in thousands, except percentage data):

        UNSECURED AND SECURED DEBT ANALYSIS:

                                                               WEIGHTED
                                                               AVERAGE
                                                               INTEREST
                                       BALANCE    PERCENT       RATE(1)
                                       --------   -------      ---------
        Unsecured Debt                 $306,613      32%         6.63%
        Secured Debt                    662,178      68%         7.41%
                                       --------     ---          ----
              Total Debt               $968,791     100%         7.16%
                                       ========     ====         =====


        FLOATING AND FIXED RATE DEBT ANALYSIS:

                                                            WEIGHTED
                                                            AVERAGE
                                                            INTEREST
                                       BALANCE    PERCENT   RATE(1)
                                       -------    -------   --------
        Floating Rate Debt             $369,088      38%     6.82%
        Fixed Rate Debt                 599,703      62%     7.38%
                                       --------     ---      ----
              Total Debt               $968,791     100%     7.16%
                                       ========     ====     =====

        (1)     Includes amortization of prepaid financing costs.

        Total interest incurred and the amount capitalized was as follows (in thousands):

                                  FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                           JUNE 30,                              JUNE 30,
                                 ---------------------------           ---------------------------
                                   1999               1998               1999               1998
                                 --------           --------           --------           --------
Total interest incurred          $ 16,859           $ 12,727           $ 32,346           $ 22,745
Amount capitalized                 (2,404)            (2,188)            (4,708)            (3,594)
                                 --------           --------           --------           --------
Amount expensed                  $ 14,455           $ 10,539           $ 27,638           $ 19,151
                                 ========           ========           ========           ========

        As of June 30, 1999, we had $23.0 million in cash and cash equivalents, including $13.6 million in restricted cash representing interest bearing cash deposits required by five of our mortgage loans payable. Also included in cash and cash equivalents were $4.0 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

        As of June 30, 1999, we had $3.4 million available under our lines of credit and the capacity to issue up to $255.3 million of our common stock pursuant to a Registration Statement filed with the Securities and Exchange Commission in January 1998.

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

        We expect to meet our long-term liquidity and capital requirements such as scheduled principal repayments, renovation costs, property acquisitions and other non-recurring capital expenditures through the issuance of long-term debt and equity securities.

FUNDS FROM OPERATIONS

        We consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), to be a useful financial measure of the operating performance for an equity REIT. We believe that Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to service debt and to fund acquisitions and other capital expenditures. Funds from Operations should not be considered an alternative to net income (determined in accordance with GAAP), as an indicator of our financial performance, or as a substitute for cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. Funds from Operations also is not indicative of funds available to fund our cash needs, including our ability to make distributions.

        The following table reflects the calculation of our Funds from Operations for the three and six month periods ended June 30, 1999 and 1998 (in thousands):

                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         JUNE 30,                           JUNE 30,
                                                 ------------------------          ------------------------
                                                  1999             1998             1999             1998
                                                 -------          -------          -------          -------
FUNDS FROM OPERATIONS:
  Net income                                     $24,653          $23,615           49,044          $39,799
  Depreciation and amortization of real
  estate assets                                   17,173           12,930           33,388           24,226

  Minority interest                                  971            1,183            2,182            2,360(a)
                                                 -------          -------          -------          -------
    Funds From Operations                        $42,797          $37,728          $84,614          $66,385
                                                 =======          =======          =======          =======


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

        We have recently installed a Year 2000 compliant version of our accounting software. The hardware used to run our accounting software is Year 2000 compliant.

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

        We believe our principal risks associated with the Year 2000 issue include the risk of disruption of our operations due to operational failures of third parties, including tenants, utility providers, vendors and financial institutions. We are currently surveying material vendors and tenants regarding the Year 2000 compliance status of their computer hardware and software. We will review the results of this survey, assess the impact of the results on our operations and plan to take whatever action is deemed necessary during the third quarter of 1999. As this phase of our Year 2000 readiness program is not yet complete, we cannot presently assess the associated risks and estimated costs.

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

INTEREST RATE RISK

        Even though we currently have no such agreements, in order to modify and manage the interest characteristics of our outstanding debt and limit the effects of interest rates on our operations, we may utilize a variety of financial instruments, including interest rate swaps, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counter-party credit risk and legal enforceability of hedging contracts. We do not enter into any transactions for speculative or trading purposes.

        Certain of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances at June 30, 1999, a one percentage point increase in interest rates on our $369.1 million of floating rate debt would decrease annual future earnings and cash flows by approximately $3.7 million and would not have an impact on the floating rate debt fair value. A one percentage point decrease in interest rates on our $369.1 million of floating rate debt would increase annual future earnings and cash flows by approximately $3.7 million and would not have an impact on the floating rate debt fair value. A one percentage point increase or decrease in interest rates on our secured note receivable would not have a material impact on annual future earnings, cash flows and its fair value.

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

BUILDING AND LEASE INFORMATION

        The following tables set forth certain information regarding our Properties as of June 30, 1999.

                                PORTFOLIO SUMMARY

      LOCATION                        NUMBER OF PROPERTIES                    APPROXIMATE NET RENTABLE SQUARE FEET
      --------             ------------------------------------------      ------------------------------------------
                                           Industrial                                      Industrial
                             Office        and Retail        Total           Office        and Retail        Total
                           ----------      ----------      ----------      ----------      ----------      ----------
Los Angeles County

  West                             26               1              27       4,271,580          36,959       4,308,539
  North                            31              --              31       2,767,592              --       2,767,592
  South                            16              --              16       2,201,823              --       2,201,823
  Central                           3              --               3         608,789              --         608,789
Orange County                      20              --              20       3,202,241              --       3,202,241
San Diego County                   21              --              21       2,486,777              --       2,486,777
Ventura County                      4              --               4         561,841              --         561,841
Riverside/San
  Bernardino Counties               8               4              12         553,896         414,674         968,570
Kern County                         2              --               2         216,522              --         216,522
                           ----------      ----------      ----------      ----------      ----------      ----------

   Subtotal                       131               5             136      16,871,061         451,633      17,322,694
Renovation Properties               5              --               5       1,068,149              --       1,068,149
                           ----------      ----------      ----------      ----------      ----------      ----------

   Total                          136               5             141      17,939,210         451,633      18,390,843
                           ==========      ==========      ==========      ==========      ==========      ==========



                           PORTFOLIO OCCUPANCY SUMMARY


                                   PERCENT OCCUPIED                PERCENT LEASED                   ANNUALIZED BASE RENT
          LOCATION                 AT JUNE 30, 1999               AT JUNE 30, 1999                PER LEASED SQUARE FOOT(1)
          --------            --------------------------    ---------------------------    -----------------------------------------
                                     Industrial                     Industrial                     Industrial           Full Service
                                         and                           And                             And                 Gross
                              0ffice   Retail      Total    Office    Retail     Total     Office     Retail     Total   Leases(1)
                              ------ ----------   ------    ------  ----------   ------    ------  ----------    ------  -----------
Los Angeles County:

  West                         90.8%    100.0%      90.8%     92.7%    100.0%      92.7%   $22.85     $24.60     $22.86    $22.85
  North                        88.8%       --       88.8%     91.8%       --       91.8%   $19.88         --     $19.88    $20.78
  South                        86.8%       --       86.8%     89.0%       --       89.0%   $17.24         --     $17.24    $18.88
  Central                      85.4%       --       85.4%     88.8%       --       88.8%   $19.51         --     $19.51    $19.51
Orange County                  93.5%       --       93.5%     95.0%       --       95.0%   $15.71         --     $15.71    $18.11
San Diego County               93.4%       --       93.4%     94.6%       --       94.6%   $15.27         --     $15.27    $17.99
Ventura County                 96.7%       --       96.7%     97.5%       --       97.5%   $16.49         --     $16.49    $16.49
Riverside/San
  Bernardino Counties          80.8%     94.4%      86.7%     83.3%     94.4%      88.1%   $14.00     $ 8.23     $11.35    $16.80
Kern County                    96.6%       --       96.6%     97.7%       --       97.7%   $21.86         --     $21.86        --
                              -----    ------     ------    ------    ------     ------    ------     ------     ------    ------
   SUBTOTAL/ WEIGHTED AVERAGE  90.6%     94.9%      90.7%     92.6%     94.9%      92.6%   $18.52     $ 9.65     $18.28    $20.18

Renovation Properties          40.7%       --       40.7%     44.7%       --       44.7%   $15.92         --     $15.92    $16.26
                              -----    ------     ------    ------    ------     ------    ------     ------     ------    ------
   TOTAL/ WEIGHTED AVERAGE     87.6%     94.9%      87.8%     89.7%     94.9%      89.8%   $18.44     $ 9.65     $18.21    $20.08
                              =====    ======     ======    ======    ======     ======    ======     ======     ======    ======



(1) Excludes 48 properties and 4,722,281 square feet under triple net and modified gross leases.

                                LEASE EXPIRATIONS

                               As of June 30, 1999
                                   (unaudited)

                                    SQUARE          PERCENTAGE OF     ANNUALIZED BASE      ESTIMATED MARKET
                       NUMBER OF  FOOTAGE OF          AGGREGATE       RENT OF EXPIRING         RENT OF
 YEAR OF LEASE          LEASES     EXPIRING        PORTFOLIO LEASED        LEASES           EXPIRING LEASES
  EXPIRATION           EXPIRING     LEASES           SQUARE FEET      (PER SQUARE FOOT)   (PER SQUARE FOOT)(1)
 -------------         --------   ----------       ----------------   -----------------   --------------------
Month-to-Month            198        356,451             2.16%             $17.54               $20.55
    1999(2)               283      1,157,422             7.01%             $17.78               $20.27
    2000                  618      2,432,060            14.72%             $18.68               $22.32
    2001                  555      2,234,811            13.53%             $19.06               $22.46
    2002                  470      2,458,812            14.88%             $18.56               $23.20
    2003                  377      2,757,509            16.69%             $20.71               $25.14

(1) Calculation based on our estimate of current market rental rates and annual increases in such rates of 8%, 6%, 3%, 3% and 3%, in 1999, 2000, 2001, 2002 and 2003, respectively.

(2)     Represents leases expiring between July 1, 1999 and December 31, 1999.



                                LEASING ACTIVITY

                               Second Quarter 1999
                                   (unaudited)


                                                                              LEASES SIGNED DURING THREE MONTHS
                                                                                     ENDED JUNE 30, 1999
                                                                            -------------------------------------
                                                                            WEIGHTED AVERAGE  TENANT IMPROVEMENTS
                           NET ABSORPTION                                      LEASE TERM       AND COMMISSIONS
PROPERTY TYPE               (SQUARE FEET)           RETENTION RATE(2)          (IN MONTHS)    (PER SQUARE FOOT)(1)
-------------         ------------------------  ------------------------    ----------------   -----------------
                      Three Months  Six Months  Three Months  Six Months
                         Ended         Ended       Ended        Ended
                        6/30/99       6/30/99     6/30/99      6/30/99            New           New      Renewal
                      ------------  ----------   -----------  ----------    ----------------   ------    -------
Office                  317,122       191,212        76.5%       59.0%             55          $16.17     $ 5.38
Industrial/Retail        (3,236)       (2,957)       64.7%       87.4%             38          $ 3.32     $ 1.83
                       --------      --------      ------      ------
   Total/Wtd. Avg       313,886       188,255        76.3%       60.6%
                       ========      ========      ======      ======

(1)     Excludes five renovation properties.

(2)     Percentage of leases in which tenants were retained at lease expiration.

                              RENOVATION/DEVELOPMENT SUMMARY

                                                                         ANTICIPATED
                                                                          WEIGHTED
                                              COSTS                        AVERAGE                    ESTIMATED
                                             INCURRED       ESTIMATED      ANNUAL        PERCENT     CONSTRUCTION     ESTIMATED
                                             TO DATE       TOTAL COST(1)   RENTAL       LEASED AT     COMPLETION    STABILIZATION
PROPERTY                     SQUARE FEET  (IN THOUSANDS)  (IN THOUSANDS)   RATE(2)    JUNE 30, 1999     DATE            DATE
--------                     -----------  --------------  -------------- -----------  -------------  ------------   -------------
Renovation:

1821 Dyer Boulevard             115,061      $  9,422         $ 10,100      $18.15           73%       Complete     3rd Qtr 1999
535 Brand Boulevard             109,187        19,816           20,750       23.34           62        Complete     4th Qtr 1999
5200 West Century               310,910        22,176           22,176       16.34           88        Complete     2nd Qtr 1999
Tourney Pointe                  219,991        28,951           33,500       20.69           24        Complete     4th Qtr 1999
Westwood Center                 313,000        51,503           83,000       34.80            0      4th Qtr 1999   2nd Qtr 2001
                              ---------      --------         --------
  Total Properties
    under Renovation          1,068,149       131,868          169,526

Development:
Howard Hughes Center
  Acquisition Costs                  --        24,261(3)        24,261         N/A          N/A          N/A             N/A
  6060 Center Drive             240,724        13,153           56,000       33.00            0      2nd Qtr 2000   4th Qtr 2001
  Master Plan Costs(4)               --         8,414           15,000         N/A          N/A          N/A             N/A
                              ---------      --------         --------
    Total Development

      Costs                     240,724        45,828           95,261
                              ---------      --------         --------
  Total Properties under
      Renovation
      and Development         1,308,873      $177,696         $264,787
                              =========      ========         ========


(1) Estimated total cost per square foot includes purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during renovation.

(2) Anticipated weighted average annual rental rate represents the weighted average of the in-place rental rates for occupied space and market rental rates for vacant space.

(3) We acquired the undeveloped commercial property portions of the Howard Hughes Center for $28.5 million, subject to a $7.5 million sales agreement for approximately 5.4 acres on which a third party will develop a 250,000 square foot retail and entertainment complex. Amount excludes approximately $4.3 million allocated to the 6060 Center Drive building, currently under construction (Note 4).

(4) Master Plan costs include the costs of road and bridge construction and other Howard Hughes Center infrastructure and master planning costs. The Howard Hughes Center is fully entitled for the construction of 1.3 million square feet of office product, including 6060 Center Drive.

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

ITEM 1. LEGAL PROCEEDINGS - NONE

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        On May 18, 1999 we held our annual meeting of shareholders. The following directors were elected to serve until the annual meeting of shareholders in the year 2002: Richard S. Ziman, with 53,025,492 votes cast for and 379,846 votes withheld/against his election; Victor J. Coleman, with 53,025,592 votes cast for and 379,746 votes withheld/against his election. A total of 9,002,399 votes were not cast. Directors whose term continued after the meeting are as follows: Carl D. Covitz, Larry S. Flax, Peter S. Gold, Steven C. Good, and Kenneth B. Roath.

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

  3.3 Bylaws of Registrant as filed as an exhibit to Registration Statement on Form S-11 (No. 333-8163) and incorporated herein by reference.

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

  10.42       Promissory Note, dated as of March 30, 1999, between
              Massachusetts Mutual Life Insurance Company and Arden
              Realty Finance V, L.L.C, and incorporated herein by reference to our current report on Form 8-K filed on April 20, 1999.

  10.43       Deed of Trust and Security Agreement, dated as of March
              30, 1999, with Arden Realty Finance V, L.L.C. as the
              Trustor and Massachusetts Mutual Life Insurance Company as the Beneficiary, and incorporated herein by reference to our current report on Form 8-K filed on April 20, 1999.

  10.44       Assignment of Leases and Rents, dated as of March 30,
              1999, between Massachusetts Mutual Life Insurance and
              Arden Realty Finance V, L.L.C, and incorporated herein by reference to our current report on Form 8-K filed on April 20, 1999.

  10.45       Subordination of Management Agreement, dated as of March
              30, 1999, between Massachusetts Mutual Life Insurance
              Company and Arden Realty Finance V, L.L.C, and incorporated herein by reference to our current report on Form 8-K filed on April 20, 1999.

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
  10.46       Environmental Indemnification and Hold Harmless
              Agreement, dated as of March 30, 1999, between
              Massachusetts Mutual Life Insurance Company and Arden
              Realty Finance V, L.L.C, and incorporated herein by
              reference to our current report on Form 8-K filed on
              April 20, 1999.

  27          Financial Data Schedule, as filed herein.

        (b)     Reports on Form 8-K

        A report on Form 8-K dated April 20, 1999 was filed which included information under Items 5 and 7. Item 5 contained a description of our $115 million loan with Massachusetts Mutual Life Insurance Company. Item 7 contained exhibits related to Item 5.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ARDEN REALTY, INC.

Date: August 11, 1999                   By: /s/ Diana M. Laing
                                           -------------------------------------
                                           Diana M. Laing
                                           Executive Vice President,
                                           Chief Financial Officer and Secretary

Date: August 11, 1999                   By: /s/ Richard S. Davis
                                           -------------------------------------
                                           Richard S. Davis
                                           Senior Vice President and
                                           Chief Accounting Officer