Form 10-Q
period 1999-09-30
ARDEN REALTY INC
filed 1999-11-15
CIK 1013794

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

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

As of November 4, 1999, there were 63,349,977 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

                               ARDEN REALTY, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and
                      December 31, 1998.............................................................3

                  Consolidated Statements of Income for the three and nine months ended
                     September 30, 1999 and 1998 (Unaudited)........................................4

                  Consolidated Statements of Cash Flows for the nine months ended

                     September 30, 1999 and 1998 (Unaudited)........................................5

                  Notes to Consolidated Financial Statements........................................6

         Item 2.  Management's Discussion and Analysis of Financial

                     Condition and Results of Operations............................................9

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................23

PART II. OTHER INFORMATION.........................................................................24

         SIGNATURES................................................................................25

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ARDEN REALTY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                                        1999                 1998
                                                                                    -------------        ------------
                                                                                     (UNAUDITED)
ASSETS
Investment in real estate:
   Land .........................................................................     $  465,349          $  447,339
   Buildings and improvements ...................................................      1,798,844           1,673,149
   Tenant improvements ..........................................................         86,210              52,706
                                                                                      ----------          ----------
                                                                                       2,350,403           2,173,194
   Less:  accumulated depreciation ..............................................       (130,229)            (84,312)
                                                                                      ----------          ----------
                                                                                       2,220,174           2,088,882
   Properties under development .................................................        170,413             150,716
                                                                                      ----------          ----------
     Net investment in real estate ..............................................      2,390,587           2,239,598

Cash and cash equivalents .......................................................          3,651               4,578
Restricted cash .................................................................         20,496              12,409
Rent and other receivables ......................................................         10,806               9,024
Mortgage notes receivable, net of discount ......................................         13,996              14,329
Deferred rent ...................................................................         22,561              17,004
Prepaid financing and leasing costs, net of accumulated amortization ............         44,611              31,230
Prepaid expenses and other assets ...............................................          7,150               3,747
                                                                                      ----------          ----------
     Total assets ...............................................................     $2,513,858          $2,331,919
                                                                                      ==========          ==========

LIABILITIES
Mortgage loans payable ..........................................................     $  733,238          $  544,027
Unsecured lines of credit .......................................................        243,850             296,450
Accounts payable and accrued expenses ...........................................         26,285              21,687
Security deposits ...............................................................         15,360              13,933
Dividends payable ...............................................................         28,190              26,210
                                                                                      ----------          ----------
     Total liabilities ..........................................................      1,046,923             902,307
                                                                                      ----------          ----------
Minority interests ..............................................................         85,787              56,222

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 20,000,000 shares authorized, none issued ...             --                  --
   Common stock, $.01 par value, 100,000,000 shares authorized,
     63,349,977 and 62,404,737 issued and outstanding, respectively .............            633                 624
   Additional paid-in capital ...................................................      1,382,652           1,374,813
     Notes receivable from officers-shareholders for purchase of common stock ...         (2,137)             (2,047)
                                                                                      ----------          ----------
       Total stockholders' equity ...............................................      1,381,148           1,373,390
                                                                                      ----------          ----------
       Total liabilities and stockholders' equity ...............................     $2,513,858          $2,331,919
                                                                                      ==========          ==========

          See accompanying notes to consolidated financial statements.

                               ARDEN REALTY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER  30,
                                                    ------------------------          --------------------------
                                                      1999             1998             1999              1998
                                                    -------          -------          --------          --------
Revenue ........................................    $86,723          $76,738          $248,771          $202,000
Property operating expenses ....................     26,744           24,072            74,698            62,353
                                                    -------          -------          --------          --------
                                                     59,979           52,666           174,073           139,647

General and administrative expenses ............      1,832            1,564             5,015             4,587
Interest expense ...............................     16,047           11,988            43,685            31,139
Depreciation and amortization ..................     17,810           12,954            51,198            37,180
Interest and other income ......................       (751)            (680)           (2,092)           (2,833)
                                                    -------          -------          --------          --------
Income before minority interest ................     25,041           26,840            76,267            69,574
Minority interests .............................     (1,120)          (1,253)           (3,302)           (4,188)
                                                    -------          -------          --------          --------
Net income .....................................    $23,921          $25,587          $ 72,965          $ 65,386
                                                    =======          =======          ========          ========

Net income per common share:
     Basic .....................................    $  0.38          $  0.41          $   1.16          $   1.14
                                                    =======          =======          ========          ========
     Diluted ...................................    $  0.38          $  0.41          $   1.16          $   1.14
                                                    =======          =======          ========          ========

Weighted average common shares outstanding:
     Basic .....................................     63,316           62,364            62,906            57,398
                                                    =======          =======          ========          ========
     Diluted ...................................     63,417           62,470            63,022            57,576
                                                    =======          =======          ========          ========

          See accompanying notes to consolidated financial statements.

                               ARDEN REALTY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                              ------------------------------
                                                                                1999                 1998
                                                                              ---------          -----------
OPERATING ACTIVITIES:
  Net income .............................................................    $  72,965          $    65,386
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Minority interests ...................................................        3,302                3,613
    Depreciation and amortization ........................................       51,198               37,180
    Amortization of loan costs ...........................................        2,036                1,342
    Changes in operating assets and liabilities:
       Rent and other receivables ........................................       (1,539)              (1,468)
       Deferred rent .....................................................       (5,557)              (5,593)
       Prepaid financing and leasing costs ...............................      (19,997)             (18,421)
       Prepaid expenses and other assets .................................       (3,910)                  68
       Accounts payable and accrued expenses .............................        4,598               13,591
       Security deposits .................................................        1,427                6,762
                                                                              ---------          -----------
  Net cash provided by operating activities ..............................      104,523              102,460
                                                                              ---------          -----------
INVESTING ACTIVITIES:
  Acquisitions and improvements to investment in real estate .............     (197,100)          (1,073,817)
  Escrow deposit .........................................................           --               20,000
                                                                              ---------          -----------
  Net cash used in investing activities ..................................     (197,100)          (1,053,817)
                                                                              ---------          -----------
FINANCING ACTIVITIES:
  Proceeds from mortgage loans ...........................................      301,802              666,919
  Repayments of mortgage loans ...........................................     (112,591)            (370,498)
  Proceeds from unsecured lines of credit ................................      159,461              380,550
  Repayments of unsecured lines of credit ................................     (212,061)            (335,500)
  Proceeds from issuance of Preferred Operating Partnership Units,
      net of offering costs ..............................................       49,000                   --
  Redemption of Operating Partnership Units ..............................           --              (16,305)
  Proceeds from issuance of common stock, net of offering costs ..........           --              706,950
  Increase in restricted cash ............................................       (8,087)              (9,341)
  Distributions to minority interests ....................................       (3,668)              (3,833)
  Dividends paid .........................................................      (82,206)             (66,059)
                                                                              ---------          -----------
  Net cash provided by financing activities ..............................       91,650              952,883
                                                                              ---------          -----------
  Net (decrease) increase in cash and cash equivalents ...................         (927)               1,526
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................        4,578                5,300
                                                                              ---------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................    $   3,651          $     6,826
                                                                              =========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest, net of amount capitalized ....    $  47,842          $    23,118
                                                                              =========          ===========

          See accompanying notes to consolidated financial statements.

                               ARDEN REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1. DESCRIPTION OF BUSINESS

        The terms "Arden Realty", "us", "we" and "our" as used in this report refer to Arden Realty, Inc. Through our controlling interest in Arden Realty Limited Partnership (the "Operating Partnership") and our other subsidiaries, we are engaged in owning, acquiring, developing, renovating, leasing and managing commercial properties located in Southern California. As of September 30, 1999, our portfolio was comprised of 142 primarily office properties (the "Properties") with approximately 18.5 million rentable square feet.

        The accompanying consolidated financial statements include our accounts, and the accounts of the Operating Partnership and our other subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        Minority interests for the nine-month periods ended September 30, 1999 and 1998 include limited partnership interests in the Operating Partnership of approximately 4.2% and 5.3%, respectively.

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

3. ACQUISITIONS

        The following table sets forth certain information regarding our acquisition of office properties for the nine months ended September 30, 1999.

                                                                                                        TOTAL
                                                           APPROXIMATE            MONTH              ACQUISITION
                                                           NET RENTABLE             OF                   COST
        PROPERTY NAME                   LOCATION           SQUARE FEET          ACQUISITION         (IN MILLIONS)
-------------------------------    -------------------    ---------------    ------------------    -----------------
Hillside Corporate Center          Thousand Oaks              59,876           February 1999            $ 9.6
Westlake Gardens II                Westlake                   48,874           April 1999                 7.3
Howard Hughes Tower                Los Angeles               313,833           May 1999                  53.0
2001 Wilshire Boulevard            Santa Monica              101,125           September 1999            19.9
                                                             -------                                    -----
                                                             523,708                                    $89.8
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

        On May 5, 1999, we refinanced the remaining $35 million outstanding under the Lehman Bridge Loan I with one secured note payable totaling $62.5 million to Lehman Brothers, Inc. (the "Lehman Bridge Loan III"). The Lehman Bridge Loan III is secured by 3 properties, bears interest at LIBOR plus 2.25% per annum (effective rate of 7.62% at September 30, 1999), requires monthly payments of interest only and matures on November 1, 2000. The remaining proceeds from this loan were used to repay a portion of our lines of credit.

        On July 23, 1999, we entered into a construction loan with a total commitment of $50 million (the "Construction Loan") related to our development of the 240,724 square foot 6060 Center Drive office building in the Howard Hughes Center. The Construction Loan is secured by certain property and construction improvements, bears interest at LIBOR plus 2.0% per annum (effective rate of 7.43% at September 30, 1999), requires monthly payments of interest, and matures December 30, 2000, with two one year extension options. Subject to meeting certain construction completion and leasing benchmarks, as defined, the interest rate on the Construction Loan may be reduced to LIBOR plus 1.75%, then to LIBOR plus 1.5%. As of September 30, 1999, there was $13.8 million outstanding on the Construction Loan and $36.2 million was available for additional borrowing.

        On July 27, 1999, we closed a $58 million loan with Lehman Brothers, Inc. (the "Lehman Bridge Loan IV"). The Lehman Bridge Loan IV is secured by 6 properties, bears interest at LIBOR plus 2.25% per annum (effective rate of 7.62% at September 30, 1999), requires monthly payments of interest only and matures on November 1, 2000. Proceeds from this loan were used to repay a portion of our floating rate debt and to fund certain capital expenditures.

5. STOCKHOLDERS' EQUITY

        On March 9, 1999, we declared a quarterly dividend of $.445 per share to shareholders of record at the close of business on March 31, 1999, which was paid on April 23, 1999.

        On June 16, 1999, we declared a quarterly dividend of $.445 per share to shareholders of record at the close of business on June 30, 1999, which was paid on July 29, 1999.

        On September 7, 1999, the Operating Partnership completed a $50 million private placement of 8-5/8% Series B Cumulative Redeemable Perpetual Preferred Operating Partnership Units (the "Preferred OP Units") to an institutional investor. The Preferred OP Units are callable by the Operating Partnership after five years and are exchangeable after 10 years by the holder into 8-5/8% Series B Cumulative Redeemable Preferred Stock of Arden Realty Inc., on a one-for-one basis. The Preferred OP Units have no stated maturity or mandatory redemption and are subordinate to all debt. We used the net proceeds from this private placement to repay a portion of our lines of credit.

        On September 16, 1999, we declared a quarterly dividend of $.445 per share to shareholders of record at the close of business on September 30, 1999, which was paid on October 28, 1999.

6. REVENUE FROM RENTAL OPERATIONS AND PROPERTY OPERATING EXPENSES

        Revenue from rental operations and property operating expenses are summarized as follows (in thousands):

                                             THREE MONTHS                       NINE MONTHS
                                          ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                        -----------------------          -------------------------
                                          1999            1998             1999             1998
                                        -------         -------          --------         --------
                                                               (UNAUDITED)
Revenue from Rental Operations:
   Rental ..........................    $74,193         $68,609          $216,034         $180,820
   Tenant reimbursements ...........      4,554           2,211            10,890            6,268
   Parking, net of expenses ........      3,826           3,252            10,583            8,784
   Other rental operations .........      4,150           2,666            11,264            6,128
                                        -------         -------          --------         --------
                                         86,723          76,738           248,771          202,000
                                        -------         -------          --------         --------
Property Operating Expenses:
   Repairs and maintenance .........      8,255           7,251            24,180           19,401
   Utilities .......................      8,608           8,663            21,487           19,261
   Real estate taxes ...............      5,765           4,580            17,181           14,052
   Insurance .......................        992           1,096             2,962            2,978
   Ground rent .....................        199             178               693              534
   Marketing and other .............      2,925           2,304             8,195            6,127
                                        -------         -------          --------         --------
                                         26,744          24,072            74,698           62,353
                                        -------         -------          --------         --------
                                        $59,979         $52,666          $174,073         $139,647
                                        =======         =======          ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto included in our 1998 Annual Report on Form 10-K/A.

        Our primary business strategy is to actively manage our portfolio of commercial properties located in Southern California to achieve gains in occupancy and rental rates and to reduce operating expenses. When market conditions permit, we may also acquire underperforming office and industrial properties, properties in need of renovation or properties that provide attractive yields with stable cash flow in submarkets where we can utilize our local market expertise and extensive real estate experience. We may also continue to develop new properties, when market conditions permit, in submarkets where we have extensive local market expertise. As of September 30, 1999, our portfolio was comprised of 142 primarily office properties with approximately
18.5 million square feet. In particular, during the nine months ended September 30, 1999, we have:

- Commenced construction on 6060 Center Drive, a 240,724 square foot office building located at the Howard Hughes Center in Los Angeles. Total estimated costs, including purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during construction are approximately $56 million. Construction on 6060 Center Drive is expected to be complete during the second quarter of 2000.

- Acquired four office properties, all located in Southern California, with approximately 524,000 rentable square feet. One of these properties, Howard Hughes Tower, is a 313,833 square foot building located in the Howard Hughes Center. With this purchase, we now own two of the three existing office buildings in the Howard Hughes Center, as well as the building housing the Spectrum Executive Health Club.

RESULTS OF OPERATIONS

        Our financial position and operating results are primarily comprised of our portfolio of commercial properties and income derived therefrom. Therefore, financial data from period to period will be affected by the timing of significant property acquisitions.

        Comparison of the nine months ended September 30, 1999 to the nine months ended September 30, 1998 (in thousands, except number of properties):

                                                    NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                 -------------------------         DOLLAR           PERCENT
                                                   1999             1998           CHANGE           CHANGE
                                                 --------         --------         -------          -------
REVENUE
  Revenue from rental operations:
    Rental ..................................    $216,034         $180,820         $35,214             20%
    Tenant reimbursements ...................      10,890            6,268           4,622             74%
    Parking, net of expenses ................      10,583            8,784           1,799             20%
    Other rental operations .................      11,264            6,128           5,136             84%
                                                 --------         --------         -------            ---
                                                  248,771          202,000          46,771             23%
  Interest and other income .................       2,092            2,833            (741)           (26%)
                                                 --------         --------         -------            ---
    Total revenue ...........................    $250,863         $204,833         $46,030             22%
                                                 ========         ========         =======            ===

EXPENSES
  Property operating expenses:
    Repairs and maintenance .................    $ 24,180         $ 19,401         $ 4,779             25%
    Utilities ...............................      21,487           19,261           2,226             12%
    Real estate taxes .......................      17,181           14,052           3,129             22%
    Insurance ...............................       2,962            2,978             (16)             0%
    Ground rent .............................         693              534             159             30%
    Marketing and other .....................       8,195            6,127           2,068             34%
                                                 --------         --------         -------            ---
       Total property operating expenses ....      74,698           62,353          12,345             20%
  General and administrative ................       5,015            4,587             428              9%
  Interest ..................................      43,685           31,139          12,546             40%
  Depreciation and amortization .............      51,198           37,180          14,018             38%
                                                 --------         --------         -------            ---
    Total expenses ..........................    $174,596         $135,259         $39,337             29%
                                                 ========         ========         =======            ===

OTHER DATA:
NUMBER OF PROPERTIES
  Acquired during period ....................           4               66             N/A            N/A
  Owned at end of period ....................         142              138             N/A            N/A

SQUARE FEET:
  Acquired during period ....................         524            7,646             N/A            N/A
  Owned at end of period ....................      18,492           17,968             N/A            N/A

        The increase in revenue from rental operations and property operating expenses for the nine months ended September 30, 1999 as compared to the same period in 1998 is primarily from the 70 properties we acquired after December 31, 1997.

        Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the 70 properties we acquired after December 31, 1997 and for the 72 properties we owned for all of the nine month periods ended September 30, 1998 and 1999 (in thousands, except number of properties).

                                                                                  PROPERTIES OWNED
                                                                                   FOR ALL OF THE
                                                            PROPERTIES ACQUIRED   NINE MONTHS ENDED
                                                                  AFTER            SEPTEMBER 30,
                                         TOTAL VARIANCE      DECEMBER 31, 1997    1998 AND 1999(1)
                                         --------------     -------------------   -----------------
REVENUE FROM RENTAL OPERATIONS:
   Rental ..........................        $35,214               $28,344             $ 6,870
   Tenant reimbursements ...........          4,622                 3,759                 863
   Parking, net of operations ......          1,799                 1,161                 638
   Other rental operations .........          5,136                 1,932               3,204
                                            -------               -------             -------
                                            $46,771               $35,196             $11,575
                                            =======               =======             =======

PROPERTY OPERATING EXPENSES:
   Repairs and maintenance .........        $ 4,779               $ 3,295             $ 1,484
   Utilities .......................          2,226                 2,047                 179
   Real estate taxes ...............          3,129                 2,491                 638
   Insurance .......................            (16)                  224                (240)
   Ground rent .....................            159                    --                 159
   Marketing and other .............          2,068                 1,282                 786
                                            -------               -------             -------
                                            $12,345               $ 9,339             $ 3,006
                                            =======               =======             =======

OTHER DATA:
   Number of Properties ............            N/A                    70                  72
   Square feet .....................            N/A                 8,192              10,300

(1) See the Same Properties analysis below.

        Interest and other income decreased by approximately $700,000 during the nine months ended September 30, 1999 as compared to the same period in 1998, primarily due to higher interest income earned in 1998 on $20 million held in escrow pursuant to the purchase of a portfolio of 50 properties in March 1998.

        General and administrative expenses were approximately $5.0 million or 2.0% of total revenues during the nine months ended September 30, 1999 as compared to $4.6 million or 2.2% of total revenues during the same period in 1998. This decrease as a percentage of total revenues was primarily due to benefits achieved from economies of scale and concentration over a larger property portfolio.

        Interest expense increased approximately $12.5 million during the nine months ended September 30, 1999 as compared to the same period in 1998. This increase was due to higher outstanding debt balances in 1999, primarily used to fund property acquisitions, capital expenditures and tenant improvements.

        Depreciation and amortization expense increased by approximately $14.0 million during the nine months ended September 30, 1999, primarily from depreciation related to the addition of approximately $1.3 billion in commercial properties, capital expenditures and tenant improvements since January 1, 1998.

SAME PROPERTIES

        Following is a comparison of property operating data computed under generally accepted accounting principles ("GAAP Basis") and excluding the straight-line rent adjustment ("Cash Basis") for the 72 properties we owned for the entire nine month periods ended September 30, 1999 and 1998 (in thousands, except number of properties):

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                       --------------------------          DOLLAR         PERCENT
                                         1999              1998            CHANGE         CHANGE
                                       --------          --------          -------        -------
GAAP BASIS:
Revenue from rental operations ....    $154,901          $143,326          $11,575            8%
Property operating expenses .......      47,832            44,826            3,006            7%
                                       --------          --------          -------            --
       Net ........................    $107,069          $ 98,500          $ 8,569            9%
                                       ========          ========          =======            ==

CASH BASIS (1):
Revenue from rental operations ....    $152,562          $140,805          $11,757            8%
Property operating expenses .......      47,832            44,826            3,006            7%
                                       --------          --------          -------            --
       Net ........................    $104,730          $ 95,979          $ 8,751            9%
                                       ========          ========          =======            ==

Number of properties ..............          72                72              N/A           N/A
Average occupancy .................        88.2%             84.2%             N/A           N/A
Square feet .......................      10,300            10,300              N/A           N/A
Percentage of total portfolio .....        55.7%             57.3%             N/A           N/A

(1) Excludes straight-line rent adjustments.

        Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $11.6 million during the nine months ended September 30, 1999 compared to the same period in 1998, primarily due to a 4.0% increase in average occupancy and an approximate 2.0% increase in average rental rates.

        Excluding only the straight-line rent adjustments for these properties, revenue from rental operations for the nine months ended September 30, 1999, computed on a Cash Basis, increased by approximately $11.8 million or 8.3%.

        Property operating expenses for these properties increased by approximately $3.0 million during the nine months ended September 30, 1999 compared to the same period in 1998, primarily due to higher repair and maintenance, real estate tax, marketing and other expenses in 1999. Increases in certain repair and maintenance expense items (i.e. janitorial and building engineering costs) were primarily due to the approximate 4.0% increase in average occupancy for these properties in 1999. The remaining increase in repair and maintenance expenses was primarily related to the timing of certain maintenance items (i.e. window cleanings and tree trimming) and expenses associated with monitoring and testing equipment and systems in connection with our Year 2000 readiness program. The increase in real estate tax expense in 1999 was primarily related to lower than normal expense in the third quarter of 1998 due to favorable tax assessment appeals received for certain properties. Due to an increased focus on raising our portfolio-wide occupancy, certain marketing and tenant retention related expenses were also higher in 1999.

        Comparison of the three months ended September 30, 1999 to the three months ended September 30, 1998 (in thousands, except number of properties).

                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                          -----------------------         DOLLAR            PERCENT
                                            1999            1998          CHANGE            CHANGE
                                          -------         -------         -------           -------
REVENUE
  Revenue from rental operations:
    Rental ...........................    $74,193         $68,609         $ 5,584              8%
    Tenant reimbursements ............      4,554           2,211           2,343            106%
    Parking, net of expenses .........      3,826           3,252             574             18%
    Other rental operations ..........      4,150           2,666           1,484             56%
                                          -------         -------         -------            ---
                                           86,723          76,738           9,985             13%
  Interest and other income ..........        751             680              71            (10%)
                                          -------         -------         -------            ---
    Total revenue ....................    $87,474         $77,418         $10,056             13%
                                          =======         =======         =======            ===

EXPENSES
  Property operating expenses:
    Repairs and maintenance ..........    $ 8,255         $ 7,251         $ 1,004             14%
    Utilities ........................      8,608           8,663             (55)             0%
    Real estate taxes ................      5,765           4,580           1,185             26%
    Insurance ........................        992           1,096            (104)            (9%)
    Ground rent ......................        199             178              21             12%
    Marketing and other ..............      2,925           2,304             621             27%
                                          -------         -------         -------            ---
       Total property expenses .......     26,744          24,072           2,672             11%
  General and administrative .........      1,832           1,564             268             17%
  Interest ...........................     16,047          11,988           4,059             34%
  Depreciation and amortization ......     17,810          12,954           4,856             37%
                                          -------         -------         -------            ---
    Total expenses ...................    $62,433         $50,578         $11,855             23%
                                          =======         =======         =======            ===

OTHER DATA:
NUMBER OF PROPERTIES
  Acquired during period .............          1               4             N/A            N/A
  Owned at end of period .............        142             138             N/A            N/A

SQUARE FEET:
  Acquired during period .............        101             511             N/A            N/A
  Owned at end of period .............     18,492          17,968             N/A            N/A

        The increase in revenue from rental operations and property operating expenses for the three months ended September 30, 1999 as compared to the same period in 1998 is partially from the 8 properties we acquired after June 30, 1998 and partially from operations for the 134 properties we owned for all of the entire three month periods ended September 30, 1998 and 1999.

        Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the 8 properties we acquired after June 30, 1998 and for the 134 properties we owned for all of the three months ended September 30, 1998 and 1999 (in thousands, except number of properties).

                                                                                        PROPERTIES OWNED
                                                                                         FOR ALL OF THE
                                                                PROPERTIES ACQUIRED    THREE MONTHS ENDED
                                                                       AFTER             SEPTEMBER 30,
                                              TOTAL VARIANCE       JUNE 30, 1998        1998 AND 1999(1)
                                              --------------    -------------------    ------------------
REVENUE FROM RENTAL OPERATIONS:
   Rental ..........................              $5,584               $2,531               $ 3,053
   Tenant reimbursements ...........               2,343                  386                 1,957
   Parking, net of operations ......                 574                  194                   380
   Other rental operations .........               1,484                  (85)                1,569
                                                  ------               ------               -------
                                                  $9,985               $3,026               $ 6,959
                                                  ======               ======               =======

PROPERTY OPERATING EXPENSES:
   Repairs and maintenance .........              $1,004               $  289               $   715
   Utilities .......................                 (55)                 251                  (306)
   Real estate taxes ...............               1,185                  172                 1,013
   Insurance .......................                (104)                  25                  (129)
   Ground rent .....................                  21                    1                    20
   Marketing and other .............                 621                  135                   486
                                                  ------               ------               -------
                                                  $2,672               $  873               $ 1,799
                                                  ======               ======               =======

OTHER DATA:
   Number of Properties ............                 N/A                    8                   134
   Square feet .....................                 N/A                1,038                17,454

(1) See the Same Properties analysis below.

        General and administrative expenses were approximately $1.8 million or 2.1% of total revenues during the three months ended September 30, 1999 as compared to $1.6 million or 2.0% of total revenues during the same period in 1998.

        Interest expense increased approximately $4.0 million during the three months ended September 30, 1999 as compared to the same period in 1998. This increase was due to higher outstanding debt balances in 1999, primarily used to fund property acquisitions, capital expenditures and tenant improvements.

        Depreciation and amortization expense increased by approximately $4.9 million during the three months ended September 30, 1999, primarily from depreciation related to the addition of approximately $314 million in commercial properties, capital expenditures and tenant improvements since June 30, 1998.

SAME PROPERTIES

        Following is a comparison of property operating data computed on a GAAP and Cash Basis for the 134 properties we owned for the entire three month periods ended September 30, 1999 and 1998 (in thousands, except number of properties and occupancy):

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                       ------------------------          DOLLAR        PERCENT
                                         1999             1998           CHANGE        CHANGE
                                       -------          -------          ------        ------
GAAP BASIS:
Revenue from rental operations ....    $82,804          $75,845          $6,959          9%
Property operating expenses .......     25,498           23,699           1,799          8%
                                       -------          -------          ------         ---
       Net ........................    $57,306          $52,146          $5,160         10%
                                       =======          =======          ======         ===

CASH BASIS (1):
Revenue from rental operations ....    $80,895          $73,290          $7,605         10%
Property operating expenses .......     25,498           23,699           1,799          8%
                                       -------          -------          ------         ---
       Net ........................    $55,397          $49,591          $5,806         12%
                                       =======          =======          ======         ===

Number of properties ..............        134              134             N/A         N/A
Average occupancy .................       88.4%            86.4%            N/A         N/A
Square feet .......................     17,454           17,454             N/A         N/A
Percentage of total portfolio .....       94.4%            97.1%            N/A         N/A

(1) Excludes straight-line rent adjustments.

        Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $7.0 million during the three months ended September 30, 1999, compared to the same period in 1998, primarily due to a 2.0% increase in average occupancy and an approximate 4.2% increase in average rental rates.

        Excluding the straight-line rent adjustments for these properties, revenue from rental operations for the three months ended September 30, 1999, computed on a Cash Basis, increased by approximately $7.6 million or 10.4%.

        Property operating expenses for these properties increased by approximately $1.8 million during the three months ended September 30, 1999 compared to the same period in 1998, primarily due to higher repair and maintenance, real estate tax, marketing and other expenses in 1999. Increases in certain repair and maintenance expense items (i.e. janitorial and building engineering costs) were primarily due to the approximate 2.0% increase in average occupancy for these properties in 1999. The remaining increase in repair and maintenance expenses was primarily related to the timing of certain maintenance items (i.e. window cleanings and tree trimming) and expenses associated with monitoring and testing equipment and systems in connection with our Year 2000 readiness program. The increase in real estate tax expense in 1999 was primarily related to lower than normal expense in the third quarter of 1998 due to favorable tax assessment appeals received for certain properties. Due to an increased focus on raising our portfolio-wide occupancy, certain marketing and tenant retention related expenses were also higher in 1999.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

        Cash provided by operating activities increased by approximately $2.1 million to $104.5 million for the nine months ended September 30, 1999, as compared to $102.4 million for the same period in 1998, primarily due to operating results from the 70 properties acquired in 1998 and 1999. Cash used in investing activities decreased by approximately $856.7 million, to approximately $197.1 million for the nine months ended September 30, 1999 compared to approximately $1.1 billion for the same period in 1998, primarily due to the acquisition of 66 properties during the nine months ended September 30, 1998. Cash provided by financing activities decreased by approximately $861.2 million to $91.7 million for the nine months ended September 30, 1999 as compared to $952.9 for the same period in 1998. Cash provided by financing activities for the nine months ended September 30, 1998 consisted primarily of net proceeds from mortgage loans and the issuance of 26,296,047 shares of common stock. Cash provided by financing activities for the nine months ended September 30, 1999 consisted primarily of net proceeds from mortgage loans and unsecured lines of credit and approximately $49.0 million from the issuance of 2,000,000 Preferred Operating Partnership Units, partially offset by dividend payments.

AVAILABLE BORROWINGS, CASH BALANCE AND CAPITAL RESOURCES

        We have a $300 million unsecured line of credit (the "Amended Credit Facility") from a group of banks led by Wells Fargo. The Amended Credit Facility bears interest at a rate ranging between LIBOR plus 1.2% and LIBOR plus 1.45% (effective rate of 6.72% at September 30, 1999) depending on our leverage ratio, as defined by the Amended Credit Facility. If we achieve an investment grade unsecured debt rating, the interest rate may be lowered to between LIBOR plus 0.9% and LIBOR plus 1.15% depending on the debt rating. Under certain circumstances, we have the option to convert the interest rate from LIBOR to the prime rate plus 0.5%. In addition, the Amended Credit Facility has a commitment fee ranging from 0.125% to 0.25% on the unused balance. The Amended Credit Facility matures on June 1, 2000. As of September 30, 1999, the aggregate outstanding balance on the Amended Credit Facility was $241.9 million, and $58.1 million was available for additional borrowing.

        We also have an unsecured line of credit with a total commitment of $10 million from City National Bank (the "City National Bank Credit Facility"). The City National Bank Credit Facility accrues interest at the City National Bank Prime Rate less 0.875% (effective rate of 7.37% at September 30, 1999) and is scheduled to mature on August 1, 2000. Proceeds from the City National Bank Credit Facility will be used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of September 30, 1999, the outstanding balance on the City National Bank Credit Facility was $2.0 million, and $8.0 million was available for additional borrowing.

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

        On May 5, 1999, we refinanced the remaining $35 million outstanding under the Lehman Bridge Loan I with one secured note payable totaling $62.5 million to Lehman Brothers, Inc. (the "Lehman Bridge Loan III"). The Lehman Bridge Loan III is secured by 3 properties, bears interest at LIBOR plus 2.25% per annum (effective rate of 7.62% at September 30, 1999), requires monthly payments of interest only and matures on November 1, 2000. The remaining proceeds from this loan were used to repay a portion of our lines of credit.

        On July 23, 1999, we entered into a construction loan with a total commitment of $50 million (the "Construction Loan") related to our development of the 240,724 square foot 6060 Center Drive office building in the Howard Hughes Center. The Construction Loan is secured by certain property and construction improvements, bears interest at LIBOR plus 2.0% per annum (effective rate of 7.43% at September 30, 1999), requires monthly payments of interest, and matures December 30, 2000, with two one year extension options. Subject to meeting certain construction completion and leasing benchmarks, as defined, the interest rate on the Construction Loan may be reduced to LIBOR plus 1.75%, then to LIBOR plus 1.5%. As of September 30, 1999, there was $13.8 million outstanding on the Construction Loan and $36.2 million was available for additional borrowing.

        On July 27, 1999, we closed a $58 million loan with Lehman Brothers, Inc. (the "Lehman Bridge Loan IV"). The Lehman Bridge Loan IV is secured by 6 properties, bears interest at LIBOR plus 2.25% per annum (effective rate of 7.62% at September 30, 1999), requires monthly payments of interest only and matures on November 1, 2000. Proceeds from this loan were used to repay a portion of our floating rate debt and to fund certain capital expenditures.

        Following is a summary of scheduled principal payments for our mortgage loans as of September 30, 1999 (in thousands):

                           YEAR                         AMOUNT
                       -------------                   --------
                       1999........................    $  1,029
                       2000........................     137,018
                       2001........................       3,023
                       2002........................       8,255
                       2003........................      16,696
                       Thereafter..................     567,217
                                                       --------
                         Total.....................    $733,238
                                                       ========

        Following is certain other information related to our indebtedness as of September 30, 1999 (in thousands, except percentage data):

        UNSECURED AND SECURED DEBT ANALYSIS:

                                                               WEIGHTED
                                                               AVERAGE
                                    BALANCE       PERCENT   INTEREST RATE(1)
                                   --------       -------   ----------------
        Unsecured Debt ........    $243,850          25%         7.02%
        Secured Debt ..........     733,238          75%         7.51%
                                   --------         ---          ----
        Total Debt ............    $977,088         100%         7.39%
                                   ========         ===          ====

         FLOATING AND FIXED RATE DEBT ANALYSIS:

                                                               WEIGHTED
                                                               AVERAGE
                                    BALANCE       PERCENT   INTEREST RATE(1)
                                   --------       -------   ----------------
        Floating Rate Debt ....    $378,127          39%         7.40%
        Fixed Rate Debt .......     598,961          61%         7.38%
                                   --------         ---          ----
        Total Debt ............    $977,088         100%         7.39%
                                   ========         ===          ====

        (1) Includes amortization of prepaid financing costs.

        Total interest incurred and the amount capitalized was as follows (in thousands):

                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                        ----------------------------------------   ---------------------------------------
                                                1999                1998                    1999               1998
                                              --------            --------                --------          ---------
Total interest incurred...............        $18,372             $14,628                 $50,718           $ 37,373
Amount capitalized....................         (2,325)             (2,640)                 (7,033)            (6,234)
                                              -------             -------                 -------           --------
Amount expensed.......................        $16,047             $11,988                 $43,685           $ 31,139
                                              =======             =======                 =======           ========

        As of September 30, 1999, we had $24.1 million in cash and cash equivalents, including $20.5 million in restricted cash representing interest bearing cash deposits required by five of our mortgage loans payable. Also included in cash and cash equivalents were $6.8 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

        As of September 30, 1999, we had $66.1 million available under our lines of credit and the capacity to issue up to $255.3 million of our common stock pursuant to a Registration Statement filed with the Securities and Exchange Commission in January 1998.

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

        We expect to meet our long-term liquidity and capital requirements such as scheduled principal repayments, renovation costs, property acquisitions and other non-recurring capital expenditures through the refinancing of existing indebtedness and/or the issuance of long-term debt and equity securities.

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

        The following table reflects the calculation of our Funds from Operations for the three and nine month periods ended September 30, 1999 and 1998 (in thousands):

                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                                     -------------------------         --------------------------
                                                                      1999              1998             1999             1998
                                                                     -------           -------         --------          --------
FUNDS FROM OPERATIONS:
  Net income ................................................        $23,921           $25,587           72,965          $ 65,386
  Depreciation and amortization of real estate assets .......         17,810            12,954           51,198            37,180
  Minority interest .........................................          1,120             1,253            3,302             3,613(a)
  Distributions on Preferred Operating Partnership Units ....           (276)               --             (276)               --
                                                                     -------           -------         --------          --------
     Funds From Operations ..................................        $42,575           $39,794         $127,189          $106,179
                                                                     =======           =======         ========          ========


        (a) Excludes $575,000 in distributions made to the former minority partner in the World Savings Center office property.

        The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in October 1999 (the "White Paper") defines Funds from Operations as net income (loss) computed in accordance with GAAP, excluding gains (or losses) from extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute Funds from Operations in accordance with standards established by the White Paper which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, accordingly, may not be comparable to such other REITs.

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

        We have recently installed a Year 2000 ready version of our accounting software. The hardware used to run our accounting software is Year 2000 ready.

        We have completed an inventory of the computer hardware and software (collectively, the "System Components") used to run the operating systems (i.e. security, energy, elevator and safety) at our Properties. This process included determining which System Components are date-sensitive. Our inventory identified approximately 900 System Components in operation at our Properties that are date-sensitive. After completing this inventory, we contacted the manufacturers of the date-sensitive System Components to determine if they were Year 2000 ready. System Components not identified as Year 2000 ready were either reprogrammed, upgraded or replaced. We have also completed testing all 900 date-sensitive System Components in operation at our Properties and found approximately 92% to be Year 2000 ready. The remaining System Components that were found not to be Year 2000 ready have been reprogrammed, upgraded or replaced and retested. We estimate the total costs associated with this phase of our Year 2000 readiness program to be between $400,000 and $500,000.

        We believe our principal risks associated with the Year 2000 issue include the risk of interruption of our operations due to operational failures of third parties, including our tenants and vendors (i.e. utility and service providers and financial institutions). Such interruption could result in an inability to provide our tenants with access to their leased spaces, thereby affecting our ability to collect rent and pay our obligations which could result in a material adverse affect on our results of operation. We have surveyed all of our tenants and material vendors regarding their Year 2000 readiness. Based on the responses from these surveys, we do not believe there is a significant risk that our operations will be materially disrupted due to operational failures of our tenants and vendors. However, there can be no assurance that all suppliers of critical goods and services will be Year 2000 ready. There is also no assurance that if such suppliers are not Year 2000 ready, that alternative suppliers who are Year 2000 ready will be able to provide such goods and services without significant interruption of our operations.

        We have developed a Year 2000 contingency plan to mitigate any unforeseen adverse affects associated with the Year 2000 issue. Our contingency plan outlines our Year 2000 readiness communication and response procedures, plans to deploy teams of facility managers and engineers to all our Properties to monitor and manually override systems, if necessary, to secure back-up vendor services and supplies and to maintain the integrity of our systems in the event of utility failures.

        We cannot assure you that governmental agencies, companies, utilities, third-party service providers and others outside our control will be Year 2000 ready. The failure of these or other entities to be Year 2000 ready could result in operations failures beyond our control. A temporary inability to operate our business in the ordinary course for a period of time after January 1, 2000 could materially and adversely affect our business and results of operations. We believe, however, that our Year 2000 readiness efforts and our contingency planning should reduce the extent of any significant disruptions.

BUILDING AND LEASE INFORMATION

        The following tables set forth certain information regarding our Properties as of September 30, 1999.

                                PORTFOLIO SUMMARY

                                                                    APPROXIMATE NET RENTABLE SQUARE FEET
          LOCATION                     NUMBER OF PROPERTIES                   (IN THOUSANDS)
          --------               -------------------------------    ------------------------------------
                                            Industrial                                      Industrial
                                 Office     and Retail     Total     Office     and Retail     Total
                                 ------     ----------     -----     ------     ----------  ----------
Los Angeles County

  West......................       28           1            29       4,684         37         4,721
  North.....................       31          --            31       2,767         --         2,767
  South.....................       16          --            16       2,202         --         2,202
  Central...................        3          --             3         609         --           609
Orange County...............       20          --            20       3,202         --         3,202
San Diego County............       21          --            21       2,487         --         2,487
Ventura County..............        4          --             4         562         --           562
Riverside/San
  Bernardino Counties.......        8           4            12         554        415           969
Kern County.................        2          --             2         216         --           216
                                  ---          ---          ---      ------        ---        ------
  Subtotal..................      133           5           138      17,283        452        17,735
Renovation Properties.......        4           -             4         757         --           757
                                  ---          ---          ---      ------        ---        ------
  Total.....................      137           5           142      18,040        452        18,492
                                  ===          ===          ===      ======        ===        ======

                           PORTFOLIO OCCUPANCY SUMMARY

                                     PERCENT OCCUPIED               PERCENT LEASED                  ANNUALIZED BASE RENT
          LOCATION                AT SEPTEMBER 30, 1999         AT SEPTEMBER 30, 1999            PER LEASED SQUARE FOOT (1)
          --------             ---------------------------   ---------------------------   ---------------------------------------
                                                                                                                           Full
                                        Industrial                    Industrial                    Industrial            Service
                                           and                           and                           and                 Gross
                               Office    Retail      Total   Office     Retail     Total   Office     Retail     Total   Leases(1)
                               ------   ----------   -----   ------   ----------   -----   ------   ----------   -----   ---------
Los Angeles County:
  West......................    90.3%    100.0%      90.4%    92.9%     100.0%     93.0%   $22.47    $24.60     $22.49    $22.47
  North.....................    92.3%       --       92.3%    94.0%        --      94.0%   $19.34        --     $19.34    $20.88
  South.....................    88.4%       --       88.4%    89.4%        --      89.4%   $17.43        --     $17.43    $19.09
  Central...................    89.0%       --       89.0%    90.7%        --      90.7%   $19.62        --     $19.62    $19.62
Orange County...............    94.9%       --       94.9%    95.8%        --      95.8%   $15.96        --     $15.96    $18.33
San Diego County............    94.3%       --       94.3%    95.6%        --      95.6%   $15.59        --     $15.59    $18.46
Ventura County..............    96.3%       --       96.3%    97.6%        --      97.6%   $16.67        --     $16.67    $16.67
Riverside/San
  Bernardino Counties.......    82.8%                87.5%    85.3%      94.1%     89.1%   $14.22    $ 8.36     $11.57    $16.98
                                          93.8%
Kern County.................    97.7%       --       97.7%    97.7%        --      97.7%   $21.87        --     $21.87        --
                                -----     ----       ----     ----      -----      ----    ------    ------     ------    -------
   SUBTOTAL/ WEIGHTED AVG...    91.9%     94.3%      92.0%    93.4%      94.6%     93.5%   $18.56    $ 9.77     $18.33    $20.27
Renovation Properties.......    22.9%       --       22.9%    30.4%        --      30.4%   $15.74        --     $15.74    $18.40
                                -----     ----       ----     ----      -----      ----    ------    ------     ------    -------
   TOTAL/ WEIGHTED AVG......    88.9%     94.3%      89.0%    90.8%      94.6%     90.9%   $18.52    $ 9.77     $18.30    $20.26
                                =====     ====       ====     ====      =====      ====    ======    ======     ======    ======

(1) Excludes 48 properties and 4,722,281 square feet under triple net and modified gross leases.

                                LEASE EXPIRATIONS

                            As of September 30, 1999

                                         SQUARE FOOTAGE         PERCENTAGE OF                                   ESTIMATED MARKET
                          NUMBER OF        OF EXPIRING            AGGREGATE          ANNUALIZED BASE RENT           RENT OF
  YEAR OF LEASE            LEASES            LEASES           PORTFOLIO LEASED        OF EXPIRING LEASES        EXPIRING LEASES
   EXPIRATION             EXPIRING       (IN THOUSANDS)          SQUARE FEET          (PER SQUARE FOOT)        (PER SQUARE FOOT)(1)
  -------------           ---------      --------------       ----------------       --------------------      --------------------
Month-to-Month              191                430                   2.56%                  $18.44                   $20.77
      1999(2).......        127                505                   3.00%                  $18.26                   $20.49
      2000..........        647              2,486                  14.79%                  $18.70                   $22.38
      2001..........        577              2,268                  13.49%                  $18.25                   $22.22
      2002..........        535              2,556                  15.21%                  $18.64                   $23.37
      2003..........        389              2,785                  16.57%                  $20.77                   $25.02

(1) Calculation based on our estimate of current market rental rates and annual increases in such rates of 8%, 6%, 3%, 3% and 3%, in 1999, 2000, 2001, 2002 and 2003, respectively. Our estimates are based on current trends which could change or reverse at any time as a result of future events. Our ability to rent vacant space at estimated levels is highly dependent upon many factors over which we have no control. We undertake no obligation to update or correct these estimates if future events prove them to be inaccurate.

(2) Represents leases expiring between October 1, 1999 and December 31, 1999.

                                LEASING ACTIVITY

                               Third Quarter 1999

                                                                                     LEASES SIGNED DURING NINE MONTHS
                                                                                         ENDED SEPTEMBER 30, 1999
                                                                                  --------------------------------------
                              NET ABSORPTION                                      WEIGHTED AVERAGE   TENANT IMPROVEMENTS
                              (SQUARE FEET)                                          LEASE TERM         AND COMMISSIONS
   PROPERTY TYPE             (IN THOUSANDS)               RETENTION RATE(2)          (IN MONTHS)     (PER SQUARE FOOT)(1)
   -------------        --------------------------   --------------------------   ----------------   --------------------
                        Three Months   Nine Months   Three Months   Nine Months
                           Ended         Ended          Ended         Ended
                          9/30/99       9/30/99        9/30/99       9/30/99            New             New      Renewal
                        ------------   -----------   ------------   -----------        ----           ------     -------
Office...............       188           379           73.7%         63.3%            56.6           $16.60      $7.84
Industrial/Retail....        (1)           (4)         100.0%         88.1%            40.3           $ 3.17      $2.78
                            ---           ---          -----          ----
   Total/Wtd.Avg.....       187           375           73.9%         64.4%
                            ===           ===          =====          ====

(1) Excludes four renovation properties.

(2) Percentage of leases in which tenants were retained at lease expiration.

                         RENOVATION/DEVELOPMENT SUMMARY

                                                                            ANTICIPATED
                                              COSTS                          WEIGHTED        PERCENT     ESTIMATED
                                             INCURRED        ESTIMATED       AVERAGE        LEASED AT   CONSTRUCTION     ESTIMATED
                           SQUARE FEET       TO DATE       TOTAL COST(1)      ANNUAL        SEPTEMBER    COMPLETION    STABILIZATION
PROPERTY                  (IN THOUSANDS)  (IN THOUSANDS)  (IN THOUSANDS)   RENTAL RATE(2)   30, 1999        DATE           DATE
------------------------- --------------  --------------  --------------   --------------   --------    ------------   -------------
Renovation:
1821 Dyer Boulevard......     115            $  9,557       $ 10,100          $18.33           89%        Complete     3rd Qtr 1999
535 Brand Boulevard......     109              19,824         20,750          $23.47           65%        Complete     4th Qtr 1999
Tourney Pointe...........     220              29,888         33,500          $21.03           26%        Complete     4th Qtr 1999
Westwood Center..........     313              62,412         83,000          $34.80            0       4th Qtr 1999   2nd Qtr 2001
                              ---             -------       --------
  Total Properties
    under Renovation.....     757             121,681        147,350

Development:
Howard Hughes Center
  Acquisition Costs......       --             16,663(3)      16,663            N/A           N/A           N/A            N/A
  6060 Center Drive......      241             21,457         56,000           33.00           0        2nd Qtr 2000   4th Qtr 2001
  Master Plan Costs(4)...       --             10,612         15,000            N/A           N/A           N/A            N/A
                               ---            -------        -------
    Total Development
         Costs...........      241             48,732         87,663
                               ---            -------         ------
  Total Properties
    under Renovation
       and Development...      998           $170,413       $235,013
                               ===           ========       ========


(1) Estimated total cost includes purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during renovation or development.

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

(3) We acquired the undeveloped commercial property portions of the Howard Hughes Center for $28.5 million. In August 1999, subject to a sales agreement entered upon our initial acquisition, we sold for $7.5 million approximately 5.4 acres on which a third party will develop a 250,000 square foot retail and entertainment complex. Amount also excludes approximately $4.3 million allocated to the 6060 Center Drive building, currently under construction (Note 4).

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

        Certain of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances at September 30, 1999, a one percentage point increase in interest rates on our $378.1 million of floating rate debt would decrease annual future earnings and cash flows by approximately $3.8 million and would not have an impact on the floating rate debt fair value. A one percentage point decrease in interest rates on our $378.1 million of floating rate debt would increase annual future earnings and cash flows by approximately $3.8 million and would not have an impact on the floating rate debt fair value. A one percentage point increase or decrease in interest rates on our secured note receivable would not have a material impact on annual future earnings, cash flows and its fair value.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NONE

ITEM 2. CHANGES IN SECURITIES

        On September 7, 1999, the Operating Partnership completed a $50 million private placement of 8-5/8% Series B Cumulative Redeemable Perpetual Preferred Operating Partnership Units (the "Preferred OP Units") to an institutional investor. The Preferred OP Units are callable by the Operating Partnership after five years and are exchangeable after 10 years by the holder into 8-5/8% Series B Cumulative Redeemable Preferred Stock of Arden Realty Inc., on a one-for-one basis. The Preferred OP Units have no stated maturity or mandatory redemption and are subordinate to all debt.

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

10.1       Second Amended and Restated Agreement of Limited Partnership of the
           Arden Realty Limited Partnership dated as of September 7, 1999.

27         Financial Data Schedule, as filed herein.

(b) Reports on Form 8-K

         None

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ARDEN REALTY, INC.

Date: November 15, 1999                 By: /s/ Diana M. Laing
                                           --------------------------------
                                           Diana M. Laing
                                           Executive Vice President,
                                           Chief Financial Officer and Secretary


Date: November 15, 1999                 By: /s/ Richard S. Davis
                                           --------------------------------
                                           Richard S. Davis
                                           Senior Vice President and
                                           Chief Accounting Officer