Form 10-K
period 1999-12-31
ARDEN REALTY INC
filed 2000-03-27
CIK 1013794

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 1-12193

                               ARDEN REALTY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MARYLAND                                      95-4578533
       (STATE OR OTHER JURISDICTION OF                   (IRS EMPLOYER I.D. NUMBER)
        INCORPORATION OR ORGANIZATION)

                     11601 WILSHIRE BOULEVARD FOURTH FLOOR
                       LOS ANGELES, CALIFORNIA 90025-1740
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 966-2600
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
         COMMON STOCK, $.01 PAR VALUE                     NEW YORK STOCK EXCHANGE
       PREFERRED STOCK PURCHASE RIGHTS                    NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. Yes [ ]

     The aggregate market value of the shares of common stock held by non-affiliates was approximately $1.3 billion based on the closing price on the New York Stock Exchange for such shares on March 17, 2000.

     The number of the Registrant's shares of common stock outstanding was 63,316,424 as of March 17, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

===============================================================================

                               ARDEN REALTY, INC.

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
NO.                                                                  NO.
----                                                                 ----
                                 PART I
 1.    Business....................................................    3
 2.    Properties..................................................    7
 3.    Legal Proceedings...........................................   18
 4.    Submission of Matters to a Vote of Security Holders.........   19

                                 PART II
 5.    Market for Registrant's Common Equity and Related
       Stockholder Matters.........................................   20
 6.    Selected Financial Data.....................................   21
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................   23
 7A.   Quantitative and Qualitative Disclosure about Market Risk...   33
 8.    Financial Statements and Supplementary Data.................   41
 9.    Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................   41

                                PART III
10.    Directors and Executive Officers of the Registrant..........   41
11.    Executive Compensation......................................   41
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................   41
13.    Certain Relationships and Related Transactions..............   41

                                 PART IV
14.    Exhibits, Financial Statements and Reports on Form 8-K......   42

                                     PART I

ITEM 1. BUSINESS

(A) GENERAL

     The terms "Arden Realty", "us", "we" and "our" as used in this report refer to Arden Realty, Inc. We were incorporated in Maryland in May 1996 and formed to continue and expand the real estate business of Arden Realty Group, Inc. and a group of affiliated entities, collectively referred to as the Arden Predecessors. We completed our initial public offering in October 1996. Commencing with our taxable year ended December 31, 1996, we have operated and qualified as a real estate investment trust, or REIT, for federal income tax purposes.

     We are a self-administered and self-managed REIT, that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are the sole general partner of Arden Realty Limited Partnership, or the Operating Partnership and, as of December 31, 1999, owned 96.7% of the Operating Partnership's common partnership units. We conduct substantially all of our operations through the Operating Partnership and its subsidiaries.

(B) INDUSTRY SEGMENTS

     We are currently involved in only one industry segment, namely real estate. All of the financial information contained in this report relates to this industry segment.

(C) DESCRIPTION OF BUSINESS

     We are a full-service real estate organization managed by 11 senior executive officers who have an average of 16 years of experience in the real estate industry. We perform all property management, accounting, finance and acquisition activities and a majority of our leasing transactions with our own staff of approximately 280 employees.

     We are Southern California's largest publicly traded office landlord as measured by total net rentable square feet owned, as of December 31, 1999. Since our formation in 1996, we have acquired 118 properties containing approximately
14.5 million net rentable square feet for a total purchase price of approximately $1.9 billion. As of December 31, 1999, our portfolio consisted of 142 primarily office properties containing approximately 18.5 million net rentable square feet and three properties with approximately 700,000 net rentable square feet under development. As of December 31, 1999, our properties were approximately 95.1% leased, excluding three existing properties under renovation.

  Portfolio Management

     We perform all portfolio management activities, including management of all lease negotiations, tenant build-outs, property renovations, capital expenditures and on-site property management for our portfolio. We directly manage these activities from approximately 45 management offices located throughout our portfolio. The activities of these management offices are supervised by five regional offices with oversight by our corporate office to ensure consistency of the application of our operating policies and procedures. Each regional office is strategically located within the Southern California submarkets where our properties are located and is co-managed by a regional property manager and a regional leasing manager who are responsible for supervising the day-to-day activities of our management offices. Each regional office is staffed with leasing, property management, building engineering, construction, accounting and information systems specialists. By maintaining a regionally focused organizational structure headed by seasoned managers, we are able to quickly respond to our tenants' needs and market opportunities.

     We currently lease approximately 70% of our properties using our in-house staff. We employ outside brokers who are monitored by our leasing managers for the remainder of our properties. We believe that our in-house leasing program will continue to generate cost savings and revenue increases by reducing third-party leasing commissions and allowing us to closely monitor our asking rents and leasing terms.

     All of our management and regional offices are networked with our corporate office and have access to the Internet and our e-mail, accounting and lease management systems. Our accounting and lease management systems employ the latest technology and allow both corporate and field personnel access to tenant and prospective tenant-related information to enhance responsiveness and communication of marketing and leasing activity for each property.

  Business Strategies

     Our primary business strategy is to actively manage our portfolio to achieve gains in occupancy and rental rates, to maximize income from ancillary operations and services and to reduce operating expenses. When market conditions permit, we may also develop or acquire properties in submarkets where we can use our local market expertise and extensive real estate experience.

     Through our corporate office and regional offices, we implement our business strategies by:

     - using integrated decision making to provide pro-active solutions to the space needs of users in the markets where we have extensive real estate and technical expertise;

     - emphasizing quality service, tenant satisfaction and retention;

     - employing intensive property marketing and leasing programs; and

     - implementing cost control management techniques and systems that capitalize on economies of scale and concentration arising from the size and geographic focus of our portfolio.

     We believe the implementation of these operating practices has been instrumental in the increased occupancy and improved operating results of our existing portfolio.

  Integrated Decision Making

     Our management, leasing, development, renovation, acquisition and finance teams coordinate their activities to enhance responsiveness to market opportunities and to provide pro-active solutions to the space needs of users in the submarkets where we have extensive real estate and technical expertise. This integrated approach permits us to analyze the specific requirements of existing and prospective tenants and the economic terms and costs for each transaction on a timely and efficient basis. We are therefore able to commit to leasing, development or acquisition terms quickly, which facilitates an efficient completion of tenant space build-out, minimal downtime after lease expirations and the timely completion of development and acquisition transactions.

  Quality Service and Tenant Satisfaction

     We strive to provide quality service through our multidisciplinary operating approach resulting in timely responses to our tenants' needs. Our seasoned on-site teams interact and resolve most issues relating to tenant satisfaction and day-to-day operations. For portfolio-wide operational and administrative functions, our corporate office provides support to all regional offices and provides immediate response for critical operational issues. This customer service approach has contributed to an average tenant retention rate of approximately 75% since our formation.

  Aggressive Leasing

     The concentration of many of our properties within particular office submarkets and our relationships with a broad array of tenants and brokers enable us to pursue aggressive leasing strategies, to effectively monitor the office space requirements of existing and prospective tenants and to offer tenants a variety of space alternatives across our portfolio. In 1999, we signed approximately 990 leases for approximately 4 million net rentable square feet, including approximately 716,000 square feet of net absorption.

  Cost Control and Operating Efficiencies

     The size and geographic focus of our portfolio permits us to enhance portfolio value by lowering operating costs. We seek to capitalize on the economies of scale and concentration which result from the geographic focus of our portfolio, the ownership and management of multiple properties within particular submarkets and the maintenance of a centralized purchasing and accounting system for cost control at each of our properties.

  Growth Strategies

     Based on our geographic focus in Southern California and our evaluation of local market conditions, we believe the following key factors provide us with opportunities to maximize returns:

     - the continued strength of the Southern California economy, particularly in the submarkets where our properties are located; and

     - the limited construction of new office properties in the Southern California region due to substantial building construction limitations and a minimum of developable land in many key submarkets.

  Internal Growth

     We believe that opportunities exist to increase cash flow from our existing portfolio and that these opportunities will be enhanced as the Southern California commercial real estate market continues to improve. We achieve internal growth by:

     - maintaining or improving current occupancy throughout our portfolio by active management and aggressive leasing;

     - leasing space and renewing leases as they expire at increasing rents due to the increased demand for commercial office space in Southern California;

     - controlling operating expenses through active cost control management and systems;

     - realizing economies of scale and concentration due to the size and geographic focus of our portfolio; and

     - sourcing new and innovative revenue streams while providing high quality services to our tenants.

  Maintaining or Improving Current Occupancy

     We believe that we have been successful in attracting, expanding and retaining a diverse tenant base by actively managing our properties with an emphasis on tenant satisfaction and retention. Our in-house leasing teams, working with outside leasing brokers, continuously monitor each market to identify strong prospective tenants who are in need of new or additional space. We also strive to be responsive to the needs of existing tenants through our on-site professional management staff and by providing them with alternative space within our portfolio to accommodate their changing space requirements. Our success in maintaining and improving occupancy rates is demonstrated, in part, by the number of existing tenants that have renewed or re-leased their space, leased additional space to support their expansion need, or moved to other space within our portfolio.

  Leasing Space and Renewing Leases as they Expire at Increasing Rents

     We believe that as the commercial real estate market in Southern California continues to gain strength, there will be a continued increase in demand for office space and a decline in vacancy rates, which are expected to result over time in increasing market rents. We believe we will have significant opportunities to increase cash flow during periods of increasing market rents by renewing or re-leasing space as leases expire at higher rents.

  Cost Control Management and Systems

     We plan to continue lowering our operating expenses through active cost control management at all of our properties. We focus on cost control in various areas of our operations. We continuously monitor the operating performance of our properties and employ energy-enhancing and expense recovery technologies when appropriate. These system enhancements include:

     - lighting retrofits;

     - replacement of inefficient heating, ventilation and air conditioning systems;

     - computer-driven energy management systems that monitor and react to the climatic requirements of individual properties;

     - automated security systems that allow us to provide security services to our tenants at a lower cost;

     - enhancement of billing systems, which enable us to more efficiently recover operating expenses from our tenants; and

     - on-going preventive maintenance programs to operate our building systems efficiently, thereby reducing operating costs.

  Capitalizing on Economies of Scale and Concentration

     In order to capitalize on economies of scale and concentration arising from the size and geographic focus of our portfolio, our property managers and building engineers are often responsible for several properties, which spreads administrative and maintenance costs over those properties and reduces per square foot expenses. In addition, we believe that parking operations building services and supplies contracted or purchased in bulk on a portfolio-wide basis will facilitate further benefits from these economies of scale and concentration.

  Sourcing Additional Revenue while Providing High Quality Services to Tenants

     By implementing the next generation of technology in our properties, we believe we will be able to further increase occupancy, tenant retention and rents in the future. In 1998, we entered into an agreement with a national technology/access management firm that has successfully marketed our rooftop space to telecommunications providers as antennae sites resulting in additional revenue and providing additional voice and data technology options to our tenants. During 1999, we completed an agreement with a premium broadband internet access and applications services provider to deploy its building-centric, fiber optic network in a majority of our portfolio. In addition to high speed Internet services, this network will provide our tenants with a wide range of next generation business applications and e-commerce tools, including video and audio conferencing, e-mail and unified messaging.

  External Growth

     We believe in the strength and potential of the Southern California commercial real estate market, and we intend to continue to focus our resources in this region. We have assembled a management team that has extensive experience and knowledge in this market that we believe provides us with a competitive advantage in identifying and capitalizing on development, renovation and acquisition opportunities.

     Subject to capital availability and market conditions, our approach is to seek development, renovation and acquisition opportunities in Southern California submarkets where we have an existing presence and where the following conditions exist:

     - low vacancy rates;

     - opportunities for rising rents due to employment growth and population movements;

     - a minimal amount of developable land; and

     - significant barriers to entry because of constraints on new development, including challenging entitlement processes, strictly enforced height and density restrictions and governmental requirements resulting in significant additional construction costs.

  Employees

     As of December 31, 1999, we had approximately 280 full-time employees that perform all of our property management, accounting, finance and acquisition activities and a majority of our leasing transactions.

(D) FOREIGN OPERATIONS

     We do not engage in any foreign operations or derive any revenue from foreign sources.

ITEM 2. PROPERTIES

  Existing Portfolio

     As of December 31, 1999, our portfolio consisted of 142 primarily office properties, containing approximately 18.5 million net rentable square feet, that individually range from approximately 12,000 - 600,000 net rentable square feet. Our portfolio consists of primarily suburban office properties located in Los Angeles, Orange, San Diego, Ventura, Riverside, San Bernardino and Kern Counties. We believe that our properties are located within desirable and established business communities and are well maintained. Our properties offer an array of amenities including security, parking, conference facilities, on-site management, food services and health clubs.

     Following is a summary of our property portfolio as of December 31, 1999:

                                                  NUMBER OF PROPERTIES                           APPROXIMATE NET
                                        ----------------------------------------               RENTABLE SQUARE FEET
                                                 INDUSTRIAL                        --------------------------------------------
                                                    AND                                         INDUSTRIAL                % OF
               LOCATION                 OFFICE     RETAIL     TOTAL   % OF TOTAL     OFFICE     AND RETAIL     TOTAL      TOTAL
               --------                 ------   ----------   -----   ----------   ----------   ----------   ----------   -----
Los Angeles County:
  West................................    28          1         29       20.4%      4,683,615     36,959      4,720,574    25.5%
  North...............................    31         --         31       21.8       2,767,592         --      2,767,592    15.0
  South...............................    16         --         16       11.3       2,201,823         --      2,201,823    11.9
  Central.............................     3         --          3        2.1         608,789         --        608,789     3.3
Orange County.........................    21         --         21       14.8       3,317,302         --      3,317,302    17.9
San Diego County......................    21         --         21       14.8       2,486,777         --      2,486,777    13.5
Ventura County........................     4         --          4        2.8         561,841         --        561,841     3.0
Riverside/San Bernardino Counties.....     8          4         12        8.5         553,896    414,674        968,570     5.2
Kern County...........................     2         --          2        1.4         216,522         --        216,522     1.2
                                         ---         --        ---      -----      ----------    -------     ----------   -----
        Subtotal......................   134          5        139       97.9%     17,398,157    451,633     17,849,790    96.5%
Renovation properties.................     3         --          3        2.1%        642,178         --        642,178     3.5%
                                         ---         --        ---      -----      ----------    -------     ----------   -----
        Total.........................   137          5        142      100.0%     18,040,335    451,633     18,491,968   100.0%
                                         ===         ==        ===      =====      ==========    =======     ==========   =====


                                        PERCENT OCCUPIED                PERCENT LEASED
                                      AT DECEMBER 31, 1999           AT DECEMBER 31, 1999
                                   ---------------------------    ---------------------------
                                            INDUSTRIAL                     INDUSTRIAL
                                               AND                            AND
            LOCATION               OFFICE     RETAIL     TOTAL    OFFICE     RETAIL     TOTAL
            --------               ------   ----------   -----    ------   ----------   -----
Los Angeles County:
  West...........................   93.6%     100.0%     93.7%     94.7%     100.0%     94.8%
  North..........................   93.6         --      93.6      94.0         --      94.0
  South..........................   91.1         --      91.1      94.6         --      94.6
  Central........................   91.8         --      91.8      96.1         --      96.1
Orange County....................   96.2         --      96.2      96.4         --      96.4
San Diego County.................   95.8         --      95.8      97.6         --      97.6
Ventura County...................   97.6         --      97.6      97.6         --      97.6
Riverside/San Bernardino
  Counties.......................   80.2       94.1      86.1      80.2       94.1      86.1
Kern County......................   99.1         --      99.1      99.1         --      99.1
                                    ----      -----      ----      ----      -----      ----
        Subtotal/Weighted
          Average................   93.8%      94.6%     93.8%     95.1%      94.6%     95.1%
Renovation Properties............   22.0%        --      22.0%     28.4%        --      28.4%
                                    ----      -----      ----      ----      -----      ----
        Total/Weighted Average...   91.3%      94.6%     91.3%     92.7%      94.6%     92.7%
                                    ====      =====      ====      ====      =====      ====

                                             ANNUALIZED BASE RENT
                                          PER LEASED SQUARE FOOT(1)
                                   ----------------------------------------
                                                                    FULL
                                            INDUSTRIAL             SERVICE
                                               AND                  GROSS
            LOCATION               OFFICE     RETAIL     TOTAL    LEASES(2)
            --------               ------   ----------   ------   ---------
Los Angeles County:
  West...........................  $22.67     $24.60     $22.69    $22.67
  North..........................   19.50         --      19.50     21.04
  South..........................   17.34         --      17.34     18.90
  Central........................   19.74         --      19.74     19.74
Orange County....................   16.01         --      16.01     18.54
San Diego County.................   15.74         --      15.74     18.51
Ventura County...................   17.16         --      17.16     17.16
Riverside/San Bernardino
  Counties.......................   14.19       8.42      11.49     17.23
Kern County......................   21.82         --      21.82        --
                                   ------     ------     ------    ------
        Subtotal/Weighted
          Average................  $18.67     $ 9.82     $18.45    $20.40
Renovation Properties............  $21.69         --     $21.69    $21.69
                                   ------     ------     ------    ------
        Total/Weighted Average...  $18.70     $ 9.82     $18.48    $20.42
                                   ======     ======     ======    ======

---------------
(1) Based on monthly contractual base rent under existing leases as of December 31, 1999, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2) Excludes 48 properties and 4,722,281 net rentable square feet under triple net and modified gross leases.

  Development Properties

     In addition to the properties listed above, we currently have three properties under development containing approximately 700,000 net rentable square feet. We estimate the total costs of developing these three properties will be approximately $177.7 million of which $34.3 million had been incurred as of December 31, 1999. Total estimated costs include purchase and closing costs and anticipated construction costs, tenant improvements, leasing commissions and carrying costs during development. One of the properties, 6060 Center Drive, is an approximately 241,000 net rentable square foot multi-tenant office building. The second property is an approximately 159,000 square foot build-to-suit office building being developed for Univision Communications, Inc. The third property, 6080 Center Drive, is an approximately 300,000 net rentable square foot multi-tenant building.

     These properties are located in the Howard Hughes Center, a 70-acre commercial development located two miles north of Los Angeles International Airport, immediately adjacent to the San Diego Freeway (I-405), with on- and off-ramps that directly serve the site. We have entitlements to construct approximately 600,000 net rentable square feet of additional office space at the Howard Hughes Center.

     The following table summarizes information about our properties under development. It does not include information about 6080 Center Drive because we have not formally begun construction.

                                 NET
                               RENTABLE                                      PERCENT       ESTIMATED        ESTIMATED
                                SQUARE    COSTS INCURRED     ESTIMATED      LEASED AT    CONSTRUCTION     STABILIZATION
          PROPERTY               FEET        TO DATE       TOTAL COST(1)    12/31/99    COMPLETION DATE      DATE(2)
          --------             --------   --------------   --------------   ---------   ---------------   -------------
                                          (IN THOUSANDS)   (IN THOUSANDS)
Howard Hughes Center
  Acquisition Cost...........       --       $15,133(3)       $ 15,133
  Master Plan(4).............       --        13,458            15,000
  6060 Center Drive..........  240,724        30,895            56,000          20%      2nd Qtr 2000     4th Qtr 2001
  Univision building(5)......  158,473         3,438            51,700         100%      3rd Qtr 2001     3rd Qtr 2001
                               -------       -------          --------
    Total development
      properties.............  399,197       $62,924          $137,833
                               =======       =======          ========

---------------
(1) Estimated total cost includes purchase and closing costs and anticipated construction costs, tenant improvements, leasing commissions and carrying costs during development.

(2) Estimated calendar quarter when property is anticipated to be at least 85% leased.

(3) We acquired the undeveloped commercial property portions of the Howard Hughes Center for $28.5 million. In August 1999, subject to a sales agreement entered into upon our initial acquisition, we sold approximately
    5.4 acres for $7.5 million to a third party who is expected to develop a 250,000 square foot retail and entertainment complex. This amount also excludes acquisition costs of approximately $4.3 million allocated to 6060 Center Drive, currently under construction and approximately $1.6 million allocated to the Univision building (see note 5 below).

(4) Master Plan costs include the costs of road and bridge construction and other Howard Hughes Center infrastructure and master planning costs. We have entitlements to construct an additional 900,000 net rentable square feet of office space at the Howard Hughes Center, including the 6080 Center Drive property described above.

(5) In December 1999, we signed an agreement with Univision Communications, Inc. for development of an approximately 159,000 net rentable square foot build-to-suit office building at the Howard Hughes Center scheduled to be completed in the third quarter of 2001.

  Acquisitions

     We acquired four properties totaling approximately 524,000 net rentable square feet during 1999 for a total cost of approximately $89.8 million.

                                               APPROXIMATE                            TOTAL
                                                   NET                             ACQUISITION
                                                RENTABLE         MONTH OF             COST
        PROPERTY NAME            LOCATION      SQUARE FEET     ACQUISITION      (IN THOUSANDS)(1)
        -------------            --------      -----------     -----------      -----------------
Hillside Corporate Center....  Westlake           59,876      February 1999          $ 9,600
Westlake Gardens II..........  Westlake           48,874      April 1999               7,300
Howard Hughes Tower..........  Los Angeles       313,833      May 1999                53,000
2001 Wilshire Boulevard......  Santa Monica      101,125      September 1999          19,900
                                                 -------                             -------
                                                 523,708                             $89,800
                                                 =======                             =======

---------------
(1) Total acquisition cost includes purchase and closing costs.

     The following table presents specific information regarding our 142 properties as of December 31, 1999:

                                                                                               YEAR(S)    APPROXIMATE
                                                                                                BUILT/    NET RENTABLE
            PROPERTY NAME                           SUBMARKET                   LOCATION      RENOVATED   SQUARE FEET
            -------------                           ---------                   --------      ----------  ------------
OFFICE
LOS ANGELES COUNTY
Los Angeles West
9665 Wilshire........................  Beverly Hills/Century City           Beverly Hills     1972/92-93      158,684
Beverly Atrium.......................  Beverly Hills/Century City           Beverly Hills     1989             59,650
8383 Wilshire........................  Beverly Hills/Century City           Beverly Hills     1971/93         417,463
120 South Spalding...................  Beverly Hills/Century City           Beverly Hills     1984             60,656
9100 Wilshire Blvd...................  Beverly Hills/Century City           Beverly Hills     1971/90         326,227
Century Park Center..................  Beverly Hills/Century City           Los Angeles       1972/94         243,404
10350 Santa Monica...................  Beverly Hills/Century City           Los Angeles       1979             42,292
10351 Santa Monica...................  Beverly Hills/Century City           Los Angeles       1984             96,251
Westwood Terrace.....................  Westwood/West Los Angeles            Los Angeles       1988            135,943
1950 Sawtelle........................  Westwood/West Los Angeles            Los Angeles       1988/95         103,106
10780 Santa Monica...................  Westwood/West Los Angeles            Los Angeles       1984             92,486
Wilshire Pacific Plaza...............  Westwood/West Los Angeles            Los Angeles       1976/87         100,122
World Savings Center(2)..............  Westwood/West Los Angeles            Los Angeles       1983            469,115
11075 Santa Monica...................  Westwood/West Los Angeles            Los Angeles       1983             35,696
2730 Wilshire(3).....................  Westwood/West Los Angeles            Santa Monica      1985             55,080
2800 28th Street.....................  Westwood/West Los Angeles            Santa Monica      1979            103,506
1919 Santa Monica....................  Westwood/West Los Angeles            Santa Monica      1991             43,796
2001 Wilshire........................  Westwood/West Los Angeles            Santa Monica      1980            101,125
400 Corporate Pointe.................  Marina Area/Culver City/LAX          Culver City       1987            164,598
600 Corporate Pointe.................  Marina Area/Culver City/LAX          Culver City       1989            273,339
Bristol Plaza........................  Marina Area/Culver City/LAX          Culver City       1982             84,014
5200 West Century....................  Marina Area/Culver City/LAX          Culver City       1982/98-99      310,910
Skyview Center.......................  Marina Area/Culver City/LAX          Los Angeles       1981/87/95      391,675
Northpoint...........................  Marina Area/Culver City/LAX          Los Angeles       1991            104,235
Howard Hughes Tower..................  Marina Area/Culver City/LAX          Los Angeles       1987            313,833
6100 Wilshire........................  Park Mile/West Hollywood             Los Angeles       1986            202,704
145 South Fairfax....................  Park Mile/West Hollywood             Los Angeles       1984             53,994
Beverly Sunset Medical Plaza.........  Park Mile/West Hollywood             Los Angeles       1963/92-95      139,711
                                                                                                           ----------
       Subtotal/Weighted Average --
         Los Angeles West............                                                                       4,683,615

                                                                                           ANNUALIZED
                                       PERCENTAGE OF                                       BASE RENT
                                           TOTAL                                           PER LEASED
                                       PORTFOLIO NET             ANNUALIZED               NET RENTABLE
                                         RENTABLE      PERCENT   BASE RENT    NUMBER OF      SQUARE
            PROPERTY NAME               SQUARE FEET    LEASED     ($000S)      LEASES       FEET(1)
            -------------              -------------   -------   ----------   ---------   ------------
OFFICE
LOS ANGELES COUNTY
Los Angeles West
9665 Wilshire........................        0.9%        98.6%    $  4,708         22        $30.09
Beverly Atrium.......................        0.3         90.0        1,359         11         25.32
8383 Wilshire........................        2.3         92.7        8,216        131         21.23
120 South Spalding...................        0.3        100.0        2,105         17         34.70
9100 Wilshire Blvd...................        1.8         91.4        6,816         76         22.86
Century Park Center..................        1.3         97.0        5,221        114         22.25
10350 Santa Monica...................        0.2         96.7          812         17         19.86
10351 Santa Monica...................        0.5         95.1        1,829         17         19.98
Westwood Terrace.....................        0.7        100.0        3,276         29         24.10
1950 Sawtelle........................        0.6        100.0        2,098         36         20.35
10780 Santa Monica...................        0.5         97.7        1,865         33         20.64
Wilshire Pacific Plaza...............        0.5         95.5        2,272         38         23.76
World Savings Center(2)..............        2.5         98.4       13,922         57         30.16
11075 Santa Monica...................        0.2        100.0          718          7         20.11
2730 Wilshire(3).....................        0.3         98.2        1,221         31         22.58
2800 28th Street.....................        0.6        100.0        2,331         44         22.52
1919 Santa Monica....................        0.2         92.3        1,012          4         25.03
2001 Wilshire........................        0.5         98.9        2,372         21         23.72
400 Corporate Pointe.................        0.9         99.7        3,384         20         20.62
600 Corporate Pointe.................        1.5         97.6        5,720         24         21.44
Bristol Plaza........................        0.5        100.0        1,527         29         18.18
5200 West Century....................        1.7         98.3        4,936         41         16.15
Skyview Center.......................        2.1         83.1        5,156         52         15.84
Northpoint...........................        0.6         96.9        2,359          9         23.36
Howard Hughes Tower..................        1.7         90.4        6,440         32         22.70
6100 Wilshire........................        1.1         97.8        4,387         54         22.13
145 South Fairfax....................        0.3         98.5        1,062         12         19.96
Beverly Sunset Medical Plaza.........        0.7         76.0        3,330         59         31.36
                                           -----        -----     --------      -----        ------
       Subtotal/Weighted Average --
         Los Angeles West............       25.3%        94.8%    $100,454      1,037        $22.67


                                                                                               YEAR(S)    APPROXIMATE
                                                                                                BUILT/    NET RENTABLE
            PROPERTY NAME                           SUBMARKET                   LOCATION      RENOVATED   SQUARE FEET
            -------------                           ---------                   --------      ----------  ------------
Los Angeles North
Calabasas Commerce Center............  Simi/Conejo Valley                   Calabasas         1990            126,771
Calabasas Tech Center................  Simi/Conejo Valley                   Calabasas         1990            273,526
Thousand Oaks Plaza..................  Simi/Conejo Valley                   Thousand Oaks     1988             13,434
Rancho Plaza.........................  Simi/Conejo Valley                   Thousand Oaks     1987             24,057
Pennsfield Plaza.....................  Simi/Conejo Valley                   Thousand Oaks     1989             21,202
Conejo Business Center...............  Simi/Conejo Valley                   Thousand Oaks     1991             69,017
Marin Corporate Center...............  Simi/Conejo Valley                   Thousand Oaks     1986             51,360
Evergreen Plaza......................  Simi/Conejo Valley                   Thousand Oaks     1979/96          75,722
Hillside Corporate Center............  Simi/Conejo Valley                   Westlake          1998             59,876
5601 Lindero Canyon..................  Simi/Conejo Valley                   Westlake          1989            105,830
Renaissance Court....................  Simi/Conejo Valley                   Westlake          1981/92          61,245
Westlake Gardens I...................  Simi/Conejo Valley                   Westlake          1998             49,639
Westlake Gardens II..................  Simi/Conejo Valley                   Westlake          1999             48,874
6800 Owensmouth(2)...................  West San Fernando Valley             Canoga Park       1986             80,014
Woodland Hills Financial Center......  West San Fernando Valley             Woodland Hills    1972/95         224,955
Clarendon Crest......................  West San Fernando Valley             Woodland Hills    1990             43,063
Lyons Plaza..........................  Santa Clarita Valley                 Santa Clarita     1990             61,203
16000 Ventura........................  Central San Fernando Valley          Encino            1980/96         174,841
15250 Ventura........................  Central San Fernando Valley          Sherman Oaks      1970/90-91      110,641
Noble Professional Center............  Central San Fernando Valley          Sherman Oaks      1985/93          51,828
Sunset Pointe Plaza..................  Valencia                             Newhall           1988             58,105
303 Glenoaks Blvd....................  East San Fernando Valley/Tri-Cities  Burbank           1983/96         175,289
601 South Glenoaks...................  East San Fernando Valley/Tri-Cities  Burbank           1990             72,524
Burbank Executive Plaza..............  East San Fernando Valley/Tri-Cities  Burbank           1983             60,395
California Federal Building..........  East San Fernando Valley/Tri-Cities  Burbank           1978             81,243
425 West Broadway....................  East San Fernando Valley/Tri-Cities  Glendale          1984             71,589
Glendale Corporate Center............  East San Fernando Valley/Tri-Cities  Glendale          1985            108,209
70 South Lake........................  East San Fernando Valley/Tri-Cities  Pasadena          1982/94         100,133
150 East Colorado....................  East San Fernando Valley/Tri-Cities  Pasadena          1979/97          61,168
299 North Euclid.....................  East San Fernando Valley/Tri-Cities  Pasadena          1983             73,522
5161 Lankershim......................  East San Fernando Valley/Tri-Cities  North Hollywood   1985/97         178,317
                                                                                                           ----------
       Subtotal/Weighted Average --
         Los Angeles North...........                                                                       2,767,592

                                                                                           ANNUALIZED
                                       PERCENTAGE OF                                       BASE RENT
                                           TOTAL                                           PER LEASED
                                       PORTFOLIO NET             ANNUALIZED               NET RENTABLE
                                         RENTABLE      PERCENT   BASE RENT    NUMBER OF      SQUARE
            PROPERTY NAME               SQUARE FEET    LEASED     ($000S)      LEASES       FEET(1)
            -------------              -------------   -------   ----------   ---------   ------------
Los Angeles North
Calabasas Commerce Center............        0.7%       100.0%    $  2,093         13        $16.51
Calabasas Tech Center................        1.5         99.9        3,763         12         13.77
Thousand Oaks Plaza..................        0.1        100.0          218          6         16.21
Rancho Plaza.........................        0.1         89.9          349         18         16.13
Pennsfield Plaza.....................        0.1         91.9          336         11         17.22
Conejo Business Center...............        0.4         96.5        1,245         29         18.69
Marin Corporate Center...............        0.3         98.2        1,017         31         20.17
Evergreen Plaza......................        0.4         98.2        1,353         39         18.20
Hillside Corporate Center............        0.3        100.0        1,369          9         22.86
5601 Lindero Canyon..................        0.6        100.0        1,270          2         12.00
Renaissance Court....................        0.3         97.8        1,184         17         19.76
Westlake Gardens I...................        0.3         89.8        1,111         16         24.93
Westlake Gardens II..................        0.3        100.0        1,026          4         21.00
6800 Owensmouth(2)...................        0.4         75.6        1,135         14         18.76
Woodland Hills Financial Center......        1.2         93.2        4,621         69         22.04
Clarendon Crest......................        0.2         93.4          749         11         18.62
Lyons Plaza..........................        0.3         89.0        1,259         23         23.11
16000 Ventura........................        1.0         95.9        3,390         46         20.22
15250 Ventura........................        0.6         96.9        2,102         47         19.61
Noble Professional Center............        0.3         99.9        1,074         20         20.74
Sunset Pointe Plaza..................        0.3         99.9        1,301         30         22.41
303 Glenoaks Blvd....................        1.0         81.6        3,037         23         21.23
601 South Glenoaks...................        0.4        100.0        1,435         16         19.79
Burbank Executive Plaza..............        0.3         73.2          991         13         22.41
California Federal Building..........        0.4        100.0        1,780         11         21.86
425 West Broadway....................        0.4         76.2        1,136          8         20.82
Glendale Corporate Center............        0.5         94.9        2,043         24         19.89
70 South Lake........................        0.6        100.0        2,250         19         22.47
150 East Colorado....................        0.3        100.0        1,184         21         19.35
299 North Euclid.....................        0.4        100.0        1,473          4         20.03
5161 Lankershim......................        1.0         86.6        3,441          8         22.28
                                           -----        -----     --------      -----        ------
       Subtotal/Weighted Average --
         Los Angeles North...........       15.0%        94.0%    $ 50,735        614        $19.50


                                                                                               YEAR(S)    APPROXIMATE
                                                                                                BUILT/    NET RENTABLE
            PROPERTY NAME                           SUBMARKET                   LOCATION      RENOVATED   SQUARE FEET
            -------------                           ---------                   --------      ----------  ------------
Los Angeles South
4811 Airport Plaza(2)................  Long Beach                           Long Beach        1987/95         121,610
4900/10 Airport Plaza(2).............  Long Beach                           Long Beach        1987/95         150,403
5000 East Spring(2)..................  Long Beach                           Long Beach        1989/95         163,358
100 West Broadway....................  Long Beach                           Long Beach        1987/96         191,727
1501 Hughes Way......................  Long Beach                           Long Beach        1983/97          77,060
3901 Via Oro.........................  Long Beach                           Long Beach        1986/97          53,195
Oceangate Tower......................  Long Beach                           Long Beach        1971/93-94      210,907
Norwalk..............................  Long Beach                           Norwalk           1978/94         122,175
91 Freeway Business Center...........  Mid-Cities                           Artesia           1986/97          93,277
Continental Grand....................  El Segundo                           El Segundo        1986            235,926
Grand Avenue Plaza...................  El Segundo                           El Segundo        1979,80          81,448
South Bay Centre.....................  Torrance                             Gardena           1984            202,830
Harbor Corporate Center..............  Torrance                             Gardena           1985             63,925
Pacific Gateway II...................  Torrance                             Torrance          1982/90         223,731
Mariner Court........................  Torrance                             Torrance          1989            105,436
South Bay Technology Center..........  Torrance                             Torrance          1984            104,815
                                                                                                           ----------
       Subtotal/Weighted Average --
         Los Angeles South...........                                                                       2,201,823
Los Angeles Central
Los Angeles Corporate Center.........  San Gabriel Valley                   Monterey Park     1984/86         389,293
Whittier Financial Center............  San Gabriel Valley                   Whittier          1967/82         135,415
Gateway Center.......................  San Gabriel Valley                   Diamond Bar       1988             84,081
                                                                                                           ----------
       Subtotal/Weighted Average --
         Los Angeles Central.........                                                                         608,789

                                                                                           ANNUALIZED
                                       PERCENTAGE OF                                       BASE RENT
                                           TOTAL                                           PER LEASED
                                       PORTFOLIO NET             ANNUALIZED               NET RENTABLE
                                         RENTABLE      PERCENT   BASE RENT    NUMBER OF      SQUARE
            PROPERTY NAME               SQUARE FEET    LEASED     ($000S)      LEASES       FEET(1)
            -------------              -------------   -------   ----------   ---------   ------------
Los Angeles South
4811 Airport Plaza(2)................        0.7%       100.0%    $  1,051          1        $ 8.64
4900/10 Airport Plaza(2).............        0.8        100.0        1,173          1          7.80
5000 East Spring(2)..................        0.9         95.4        3,215         30         20.63
100 West Broadway....................        1.0         96.9        4,013         31         21.60
1501 Hughes Way......................        0.4         99.1        1,250          5         16.37
3901 Via Oro.........................        0.3         96.8          841          4         16.34
Oceangate Tower......................        1.1         91.0        3,190         44         16.62
Norwalk..............................        0.7         95.9        1,950          7         16.64
91 Freeway Business Center...........        0.5         86.8        1,484         23         18.33
Continental Grand....................        1.3         89.7        5,115         36         24.17
Grand Avenue Plaza...................        0.4        100.0        1,303          6         16.00
South Bay Centre.....................        1.1         96.0        3,427         42         17.60
Harbor Corporate Center..............        0.3         80.4          747         17         14.54
Pacific Gateway II...................        1.2         97.5        4,221         41         19.35
Mariner Court........................        0.6         97.5        1,782         38         17.33
South Bay Technology Center..........        0.6         87.1        1,363         10         14.93
                                           -----        -----     --------      -----        ------
       Subtotal/Weighted Average --
         Los Angeles South...........       11.9%        94.6%    $ 36,125        336        $17.34
Los Angeles Central
Los Angeles Corporate Center.........        2.1         95.4        7,071         39         19.04
Whittier Financial Center............        0.7         95.7        2,788         38         21.51
Gateway Center.......................        0.5         99.7        1,685         17         20.10
                                           -----        -----     --------      -----        ------
       Subtotal/Weighted Average --
         Los Angeles Central.........        3.3%        96.1%    $ 11,544         94        $19.74


                                                                                               YEAR(S)    APPROXIMATE
                                                                                                BUILT/    NET RENTABLE
            PROPERTY NAME                           SUBMARKET                   LOCATION      RENOVATED   SQUARE FEET
            -------------                           ---------                   --------      ----------  ------------
ORANGE COUNTY
5832 Bolsa...........................  West County                          Huntington Beach  1985             49,355
Huntington Beach Plaza I & II........  West County                          Huntington Beach  1984/96          52,186
5702 Bolsa...........................  West County                          Huntington Beach  1987/97          27,731
5672 Bolsa...........................  West County                          Huntington Beach  1987             11,968
5632 Bolsa...........................  West County                          Huntington Beach  1987             21,568
Huntington Commerce Center...........  West County                          Huntington Beach  1987             67,551
City Centre..........................  West County                          Fountain Valley   1982            302,519
Fountain Valley Plaza................  West County                          Fountain Valley   1982            107,252
3300 Irvine Avenue...................  Greater Airport Area                 Newport Beach     1981/97          74,224
1821 East Dyer Boulevard.............  Greater Airport Area                 Irvine            1980/88         115,061
Von Karman Corporate Center..........  Greater Airport Area                 Irvine            1981/84         451,477
South Coast Executive Plaza..........  Greater Airport Area                 Costa Mesa        1979/97          60,605
Anaheim City Centre(2)...............  Tri-Freeway Area                     Anaheim           1986/91         175,391
Crown Cabot Financial................  South County                         Laguna Niguel     1989            172,900
625 The City.........................  Tri-Freeway Area                     Orange            1985/97         139,806
One Venture..........................  South County                         Irvine            1990/97          43,324
Orange Financial Center..............  Central County                       Orange            1985/95         305,439
Centerpointe La Palma................  North County                         La Palma          1986,88,90      597,550
Lambert Office Plaza.................  North County                         Brea              1986/97          32,807
Savi Tech Center.....................  North County                         Yorba Linda       1989            341,446
Yorba Linda Business Park............  North County                         Yorba Linda       1988            167,142
                                                                                                           ----------
       Subtotal/Weighted Average --
         Orange County...............                                                                       3,317,302

                                                                                           ANNUALIZED
                                       PERCENTAGE OF                                       BASE RENT
                                           TOTAL                                           PER LEASED
                                       PORTFOLIO NET             ANNUALIZED               NET RENTABLE
                                         RENTABLE      PERCENT   BASE RENT    NUMBER OF      SQUARE
            PROPERTY NAME               SQUARE FEET    LEASED     ($000S)      LEASES       FEET(1)
            -------------              -------------   -------   ----------   ---------   ------------
ORANGE COUNTY
5832 Bolsa...........................        0.3%       100.0%    $    720          1        $14.59
Huntington Beach Plaza I & II........        0.3         95.9          729         16         14.57
5702 Bolsa...........................        0.1        100.0          199          2          7.19
5672 Bolsa...........................        0.1        100.0           89          1          7.44
5632 Bolsa...........................        0.1        100.0          168          1          7.80
Huntington Commerce Center...........        0.4        100.0          496         21          7.35
City Centre..........................        1.6         99.7        4,726         29         15.67
Fountain Valley Plaza................        0.6         99.9        1,794          4         16.74
3300 Irvine Avenue...................        0.4         97.8        1,461         30         20.13
1821 East Dyer Boulevard.............        0.6         89.2        1,148          3         11.19
Von Karman Corporate Center..........        2.4         94.7        7,640         34         17.87
South Coast Executive Plaza..........        0.3        100.0          981         26         16.19
Anaheim City Centre(2)...............        0.9         88.1        2,916         15         18.87
Crown Cabot Financial................        0.9         99.9        4,123         38         23.87
625 The City.........................        0.8         92.4        2,414         29         18.69
One Venture..........................        0.2        100.0          916          9         21.14
Orange Financial Center..............        1.7         95.3        5,860         38         20.13
Centerpointe La Palma................        3.2         95.8       10,018         84         17.50
Lambert Office Plaza.................        0.2         91.3          557          9         18.58
Savi Tech Center.....................        1.9        100.0        2,950          4          8.64
Yorba Linda Business Park............        0.9         96.6        1,264         61          7.83
                                           -----        -----     --------      -----        ------
       Subtotal/Weighted Average --
         Orange County...............       17.9%        96.4%    $ 51,169        455        $16.01


                                                                                               YEAR(S)    APPROXIMATE
                                                                                                BUILT/    NET RENTABLE
            PROPERTY NAME                           SUBMARKET                   LOCATION      RENOVATED   SQUARE FEET
            -------------                           ---------                   --------      ----------  ------------
SAN DIEGO COUNTY
Imperial Bank Tower(2)...............  Downtown                             San Diego         1982/96         540,413
Foremost Professional Plaza..........  I-15 Corridor                        San Diego         1992             60,534
Activity Business Center.............  I-15 Corridor                        San Diego         1987            167,045
Bernardo Regency.....................  I-15 Corridor                        San Diego         1986             47,916
Carlsbad Corporate Center............  North Coast                          Carlsbad          1996            125,000
10180 Scripps Ranch..................  I-15 Corridor                        San Diego         1978/96          43,560
Cymer Technology Center..............  I-15 Corridor                        Rancho            1986            155,612
                                                                            Bernardino
10965-93 Via Frontera................  I-15 Corridor                        Rancho            1982/97          77,920
                                                                            Bernardino
Poway Industrial.....................  I-15 Corridor                        Poway             1991/96         112,000
Balboa Corporate Center..............  Mission Valley/Kearny Mesa           San Diego         1990             69,890
Panorama Corporate Center............  Mission Valley/Kearny Mesa           San Diego         1991            133,149
Ruffin Corporate Center..............  Mission Valley/Kearny Mesa           San Diego         1990             45,059
Skypark Office Plaza.................  Mission Valley/Kearny Mesa           San Diego         1986            202,164
Governor Park Plaza..................  North City                           San Diego         1986            104,065
Westridge............................  North City                           San Diego         1984/96          48,955
5120 Shoreham........................  North City                           San Diego         1984             37,759
Sorrento Valley Science Park.........  North City                           San Diego         1984            181,207
Torreyanna Science Park..............  North City                           La Jolla          1980/97          81,204
Waples Tech Center...................  North City                           San Diego         1990             28,119
Genesee Executive Plaza..............  North City                           San Diego         1984            155,820
10251 Vista Sorrento.................  North City                           San Diego         1981/95          69,386
                                                                                                           ----------
       Subtotal/Weighted Average --
         San Diego County............                                                                       2,486,777

                                                                                           ANNUALIZED
                                       PERCENTAGE OF                                       BASE RENT
                                           TOTAL                                           PER LEASED
                                       PORTFOLIO NET             ANNUALIZED               NET RENTABLE
                                         RENTABLE      PERCENT   BASE RENT    NUMBER OF      SQUARE
            PROPERTY NAME               SQUARE FEET    LEASED     ($000S)      LEASES       FEET(1)
            -------------              -------------   -------   ----------   ---------   ------------
SAN DIEGO COUNTY
Imperial Bank Tower(2)...............        2.9%        97.6%    $  9,858         94        $18.69
Foremost Professional Plaza..........        0.3         99.8        1,311         33         21.70
Activity Business Center.............        0.9         91.3        1,792         38         11.75
Bernardo Regency.....................        0.3         94.3          848         19         18.76
Carlsbad Corporate Center............        0.7        100.0        1,725          1         13.80
10180 Scripps Ranch..................        0.2        100.0          396          1          9.09
Cymer Technology Center..............        0.8        100.0        1,659          2         10.66

10965-93 Via Frontera................        0.4         93.4          660          4          9.07

Poway Industrial.....................        0.6        100.0          605          1          5.40
Balboa Corporate Center..............        0.4        100.0          765          1         10.94
Panorama Corporate Center............        0.7        100.0        2,317          1         17.40
Ruffin Corporate Center..............        0.2        100.0          427          1          9.48
Skypark Office Plaza.................        1.1         97.5        3,396         15         17.23
Governor Park Plaza..................        0.6        100.0        1,944         21         18.68
Westridge............................        0.3         82.8          508          3         12.54
5120 Shoreham........................        0.3        100.0          658          1         17.43
Sorrento Valley Science Park.........        1.0         94.9        2,652         11         15.42
Torreyanna Science Park..............        0.4        100.0        1,733          1         21.34
Waples Tech Center...................        0.2        100.0          294          3         10.46
Genesee Executive Plaza..............        0.8         99.4        3,572         18         23.06
10251 Vista Sorrento.................        0.4        100.0        1,091          1         15.73
                                           -----        -----     --------      -----        ------
       Subtotal/Weighted Average --
         San Diego County............       13.5%        97.6%    $ 38,211        270        $15.74


                                                                                               YEAR(S)    APPROXIMATE
                                                                                                BUILT/    NET RENTABLE
            PROPERTY NAME                           SUBMARKET                   LOCATION      RENOVATED   SQUARE FEET
            -------------                           ---------                   --------      ----------  ------------
VENTURA COUNTY
Center Promenade.....................  West County                          Ventura           1982            174,837
1000 Town Center.....................  West County                          Oxnard            1989            107,656
Solar Drive Business Park............  West County                          Oxnard            1982            125,132
Camarillo Business Center............  West County                          Camarillo         1984/1997       154,216
                                                                                                           ----------
       Subtotal/Weighted Average --
         Ventura County..............                                                                         561,841
RIVERSIDE AND SAN BERNARDINO COUNTIES
Centrelake Plaza.....................  Inland Empire West                   Ontario           1989            110,763
Tower Plaza I........................  Temecula                             Temecula          1988             72,350
Tower Plaza II.......................  Temecula                             Temecula          1983             19,301
Tower Plaza II.......................  Temecula                             Temecula          1983             12,483
Chicago Avenue Business Park.........  Inland Empire East                   Riverside         1986             47,482
Hunter Business Park.................  Inland Empire East                   Riverside         1990            106,782
Havengate Center.....................  Inland Empire East                   Rancho Cucamonga  1985             80,557
HDS Plaza............................  Inland Empire East                   San Bernardino    1987            104,178
                                                                                                           ----------
       Subtotal/Weighted Average --
         Riverside and San Bernardino
         Counties....................                                                                         553,896
KERN COUNTY
Parkway Center.......................  Bakersfield                          Bakersfield       1992/1995        61,333
California Twin Center...............  Bakersfield                          Bakersfield       1983            155,189
                                                                                                           ----------
       Subtotal/Weighted Average Kern
         County......................                                                                         216,522
                                                                                                           ----------
       Total/Weighted Average --
         Office (Excluding properties
         under renovation)...........                                                                      17,398,157

                                                                                           ANNUALIZED
                                       PERCENTAGE OF                                       BASE RENT
                                           TOTAL                                           PER LEASED
                                       PORTFOLIO NET             ANNUALIZED               NET RENTABLE
                                         RENTABLE      PERCENT   BASE RENT    NUMBER OF      SQUARE
            PROPERTY NAME               SQUARE FEET    LEASED     ($000S)      LEASES       FEET(1)
            -------------              -------------   -------   ----------   ---------   ------------
VENTURA COUNTY
Center Promenade.....................        0.9%        91.3%    $  2,551         57        $15.98
1000 Town Center.....................        0.6        100.0        2,236         11         20.77
Solar Drive Business Park............        0.7        100.0        2,025         39         16.18
Camarillo Business Center............        0.8         95.7        2,462         20         16.68
                                           -----        -----     --------      -----        ------
       Subtotal/Weighted Average --
         Ventura County..............        3.0%        97.6%    $  9,274        127        $17.16
RIVERSIDE AND SAN BERNARDINO COUNTIES
Centrelake Plaza.....................        0.6%        62.2%    $  1,364         15        $19.80
Tower Plaza I........................        0.4         94.2        1,102         19         16.17
Tower Plaza II.......................        0.1        100.0          243         23         12.60
Tower Plaza II.......................        0.1        100.0          160         22         12.82
Chicago Avenue Business Park.........        0.2         86.4          577          6         14.07
Hunter Business Park.................        0.6         90.7          592         15          6.11
Havengate Center.....................        0.4         62.0          776          9         15.54
HDS Plaza............................        0.6         83.9        1,487         11         17.01
                                           -----        -----     --------      -----        ------
       Subtotal/Weighted Average --
         Riverside and San Bernardino
         Counties....................        3.0%        80.2%    $  6,301        120        $14.19
KERN COUNTY
Parkway Center.......................        0.4         94.3     $  1,040         10        $17.99
California Twin Center...............        0.8        100.0        3,605         13         23.23
                                           -----        -----     --------      -----        ------
       Subtotal/Weighted Average Kern
         County......................        1.2%        99.1%    $  4,645         23        $21.82
                                           -----        -----     --------      -----        ------
       Total/Weighted Average --
         Office (Excluding properties
         under renovation)...........       94.1%        95.1%    $308,458      3,076        $18.67


                                                                                               YEAR(S)    APPROXIMATE
                                                                                                BUILT/    NET RENTABLE
            PROPERTY NAME                           SUBMARKET                   LOCATION      RENOVATED   SQUARE FEET
            -------------                           ---------                   --------      ----------  ------------
INDUSTRIAL
RIVERSIDE AND SAN BERNARDINO COUNTIES
Ontario Airport Commerce Center......  Inland Empire West                   Ontario           1987/97         213,127
Highlands I..........................  Temecula                             Temecula          1988             26,856
Highlands II.........................  Temecula                             Temecula          1990             41,210
                                                                                                           ----------
       Total/Weighted Average --
         Industrial..................                                                                         281,193
RETAIL
RIVERSIDE AND SAN BERNARDINO COUNTIES
Tower Plaza Retail...................  Temecula                             Temecula          1970/97         133,481
Los Angeles West
Howard Hughes -- Spectrum............  Marina Area/Culver City/LAX          Los Angeles       1993             36,959
                                                                                                           ----------
       Total/Weighted Average --
         Retail......................                                                                         170,440
                                                                                                           ----------
PORTFOLIO TOTAL/WEIGHTED AVERAGE
 (EXCLUDING RENOVATIONS).............                                                                      17,849,790
RENOVATIONS
Westwood Center(4)...................  Westwood/West Los Angeles            Los Angeles       1965            313,000
535 Brand Boulevard..................  East San Fernando Valley/Tri-Cities  Glendale          1973/92         109,187
Tourney Pointe.......................  Santa Clarita Valley                 Valencia          1985/98         219,991
                                                                                                           ----------
       Total/Weighted Average
         Renovations.................                                                                         642,178
                                                                                                           ----------
       PORTFOLIO TOTAL/WEIGHTED
         AVERAGE.....................                                                                      18,491,968
                                                                                                           ==========

                                                                                           ANNUALIZED
                                       PERCENTAGE OF                                       BASE RENT
                                           TOTAL                                           PER LEASED
                                       PORTFOLIO NET             ANNUALIZED               NET RENTABLE
                                         RENTABLE      PERCENT   BASE RENT    NUMBER OF      SQUARE
            PROPERTY NAME               SQUARE FEET    LEASED     ($000S)      LEASES       FEET(1)
            -------------              -------------   -------   ----------   ---------   ------------
INDUSTRIAL
RIVERSIDE AND SAN BERNARDINO COUNTIES
Ontario Airport Commerce Center......        1.2%        98.0%    $  1,374         42        $ 6.58
Highlands I..........................        0.1        100.0          279          9         10.38
Highlands II.........................        0.2         99.9          384         12          9.32
                                           -----        -----     --------      -----        ------
       Total/Weighted Average --
         Industrial..................        1.5%        98.4%    $  2,037         63        $ 7.35
RETAIL
RIVERSIDE AND SAN BERNARDINO COUNTIES
Tower Plaza Retail...................        0.7%        84.9%    $  1,250         19        $11.03
Los Angeles West
Howard Hughes -- Spectrum............        0.2        100.0          909          1         24.60
                                           -----        -----     --------      -----        ------
       Total/Weighted Average --
         Retail......................        0.9         88.2     $  2,159         20        $14.37
                                           -----        -----     --------      -----        ------
PORTFOLIO TOTAL/WEIGHTED AVERAGE
 (EXCLUDING RENOVATIONS).............       96.5%        95.1%    $312,654      3,159        $18.45
RENOVATIONS
Westwood Center(4)...................        1.7%        13.7%    $    N/A         11        $28.56
535 Brand Boulevard..................        0.6         65.5        1,438         22         20.11
Tourney Pointe.......................        1.2         30.9          266          8         19.03
                                           -----        -----     --------      -----        ------
       Total/Weighted Average
         Renovations.................        3.5%        28.4%    $  1,704         41        $21.69
                                           -----        -----     --------      -----        ------
       PORTFOLIO TOTAL/WEIGHTED
         AVERAGE.....................      100.0%        92.7%    $314,358      3,200        $18.48
                                           =====        =====     ========      =====        ======

---------------
(1) Calculated as monthly contractual base rent under existing leases as of December 31, 1999, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2) We lease the land underlying these properties or their parking structures pursuant to long term ground leases.

(3) Amounts for 2730 Wilshire exclude the 100%-occupied 12,740 square foot, 16-unit apartment complex we also own.

(4) We own a 97.5% interest in this property.

  Tenant Information

     As of December 31, 1999, we had over 3,000 tenants, with no one tenant representing more than 2.0% of the aggregate annualized base rent of our properties, and only three tenants individually representing more than 1.0% of our aggregate annualized base rent. Our properties are leased to local, national and foreign companies engaged in a variety of businesses including financial services, entertainment, health care services, accounting, law, computer technology, education and publishing.

     Our leases are typically structured for terms of three, five or ten years. Leases typically contain provisions permitting tenants to renew expiring leases at prevailing market rates. A majority of our leases are full service gross leases under which tenants typically pay for all real property taxes and operating expenses above those for an established base year or expense stop. Tenants generally pay directly, without regard to a base year or expense stop, for overtime use of heating and air conditioning and for on-site monthly employee and visitor parking. We are generally responsible for structural repairs.

     The following table presents information as of December 31, 1999 derived from the twenty largest tenants at our properties, based on the percentage of aggregate portfolio annualized base rent:

                                                           WEIGHTED     PERCENTAGE OF    PERCENTAGE OF
                                                           AVERAGE        AGGREGATE        AGGREGATE
                                                          REMAINING       PORTFOLIO        PORTFOLIO
                                             NUMBER OF    LEASE TERM       LEASED         ANNUALIZED
                  TENANT                      LEASES      IN MONTHS      SQUARE FEET     BASE RENT(1)
                  ------                     ---------    ----------    -------------    -------------
State of California........................      32           65             1.93%            1.94%
University of Phoenix......................      14           53             1.27             1.20
Walt Disney Pictures & Television..........       2           40             0.88             1.04
Sony (Consolidated Entities)...............       6           48             0.71             0.79
U.S. Government............................      16           45             0.60             0.77
Atlantic Richfield.........................       2           80             0.74             0.76
GTE (Consolidated Entities)................       5           36             0.87             0.74
Community Healthcare Alliance..............       1           44             0.78             0.73
McDonnell Douglas Aerospace................       1           70             1.59             0.70
State Compensation.........................       1           38             0.68             0.67
Salomon Smith Barney.......................       8           74             0.42             0.66
Omnicom Group..............................       1           46             0.30             0.64
Maritz Marketing...........................       4           21             0.57             0.61
Ceridian Tax Service.......................       3           33             0.61             0.57
Wells Fargo Bank...........................       4           81             0.62             0.58
Aurora Biosciences Corp. ..................       1          105             0.47             0.55
Pacific Southwest Bank.....................       1           96             0.73             0.54
Cymer, Inc.................................       1          120             0.91             0.52
Latham & Watkins...........................       1           50             0.40             0.52
Earth Technology...........................       5           44             0.34             0.49
                                                ---           --            -----            -----
          Total/Weighted Average(2)........     109           61            15.42%           15.02%
                                                ===           ==            =====            =====

---------------
(1) Annualized base rent is calculated as monthly contractual base rent under existing leases as of December 31, 1999, multiplied by 12; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2) The weighted average calculation is based on net rentable square footage leased by each tenant.

  Lease Distribution

     The following table presents information relating to the distribution of the leases for our 142 properties, based on leased net rentable square feet, as of December 31, 1999:

                                                                                                                        AVERAGE
                                                                        PERCENTAGE OF                   PERCENTAGE     BASE RENT
                                                             SQUARE       AGGREGATE      ANNUALIZED    OF AGGREGATE     PER NET
                                     NUMBER   PERCENTAGE    FOOTAGE       PORTFOLIO      BASE RENT      PORTFOLIO      RENTABLE
                                       OF       OF ALL         OF          LEASED       OF LEASES(1)    ANNUALIZED    SQUARE FOOT
      SQUARE FEET UNDER LEASE        LEASES     LEASES       LEASES      SQUARE FEET      ($000S)       BASE RENT      OF LEASES
      -----------------------        ------   ----------   ----------   -------------   ------------   ------------   -----------
 2,500 or less.....................  1,690       52.81%     2,295,416       13.39%        $ 47,448         14.04%       $20.67
 2,501 - 5,000.....................    696       21.75      2,420,624       14.12           51,023         15.09         21.08
 5,001 - 7,500.....................    259        8.09      1,585,533        9.24           32,083          9.49         20.23
 7,501 - 10,000....................    177        5.53      1,538,300        8.97           29,834          8.83         19.39
10,001 - 20,000....................    245        7.66      3,423,561       19.96           70,361         20.82         20.55
20,001 - 40,000....................     80        2.50      2,198,801       12.82           43,380         12.83         19.73
40,001 and over....................     53        1.66      3,686,709       21.50           63,896         18.90         17.33
                                     -----      ------     ----------      ------         --------        ------        ------
        Total/Weighted Average.....  3,200      100.00%    17,148,944      100.00%        $338,025        100.00%       $19.71
                                     =====      ======     ==========      ======         ========        ======        ======

---------------
(1) Base rent is determined as of the date of lease expiration, including all fixed contractual base rent increases; increases tied to indices such as the Consumer Price Index are not included.

  Lease Expirations

     The following table presents a summary schedule of the total lease expirations for our 142 properties for leases in place at December 31, 1999. This table assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations:

                                                                                                       AVERAGE
                                                      PERCENTAGE OF                   PERCENTAGE      BASE RENT
                                           SQUARE       AGGREGATE      ANNUALIZED    OF AGGREGATE      PER NET
                             NUMBER OF   FOOTAGE OF     PORTFOLIO     BASE RENT OF     PORTFOLIO      RENTABLE
                              LEASES      EXPIRING       LEASED        LEASES(1)      ANNUALIZED     SQUARE FOOT
 YEAR OF LEASE EXPIRATION    EXPIRING      LEASES      SQUARE FEET      ($000S)        BASE RENT      OF LEASES
 ------------------------    ---------   ----------   -------------   ------------   -------------   -----------
Month-to-Month.............      185        350,640        2.04%        $  6,386          1.89%        $18.21
2000.......................      649      2,319,508       13.53           43,079         12.74          18.57
2001.......................      598      2,313,471       13.49           42,609         12.61          18.42
2002.......................      602      2,770,686       16.16           52,459         15.52          18.93
2003.......................      415      2,841,267       16.57           59,021         17.46          20.77
2004.......................      388      2,675,837       15.60           54,739         16.19          20.46
2005.......................      133      1,463,759        8.54           26,815          7.93          18.32
2006.......................       56        658,358        3.84           13,276          3.93          20.17
2007.......................       44        520,525        3.03           10,776          3.19          20.70
2008.......................       27        333,866        1.95            9,489          2.81          28.42
2009.......................       35        485,597        2.83           11,114          3.29          22.89
2010.......................       16        233,048        1.36            4,532          1.34          19.45
2011.......................       52        182,382        1.06            3,730          1.10          20.45
                               -----     ----------      ------         --------        ------         ------
          Total/Weighted
            Average........    3,200     17,148,944      100.00%        $338,025        100.00%        $19.71
                               =====     ==========      ======         ========        ======         ======

---------------
(1) Base rent is determined as of the date of lease expiration, including all fixed contractual base rent increases; increases tied to indices such as the Consumer Price Index are not included.

ITEM 3. LEGAL PROCEEDINGS

     We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and all of which collectively is not expected to have a material adverse effect on our cash flows, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock began trading on the New York Stock Exchange, or NYSE, on October 4, 1996 under the symbol "ARI." On March 17, 2000, the last reported sales price per share of common stock on the NYSE was $20 15/16, and there were approximately 185 registered holders of record of our common stock. The table below sets forth the quarterly high and low closing sales price per share of common stock reported on the NYSE and the distributions per share we declared with respect to each period.

                                                                   DISTRIBUTIONS
                                              HIGH         LOW       DECLARED
                                              ----         ---     -------------
1998
First Quarter..............................   30 7/8      27 1/2       0.42
Second Quarter.............................   28 13/16    25 3/16      0.42
Third Quarter..............................   26 3/4      19 15/16     0.42
Fourth Quarter.............................   23 5/8      20 1/8       0.42

1999
First Quarter..............................   22 1/4      20 1/8       0.445
Second Quarter.............................   25 1/8      20 1/2       0.445
Third Quarter..............................   23 1/4      20 3/8       0.445
Fourth Quarter...........................     21 1/8      17 3/8       0.445

     We pay quarterly distributions to common stockholders at the discretion of our Board of Directors. Distribution amounts depend on our funds from operations, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant.

     Pursuant to the recommendations of our Board of Directors, a Merger Committee of the Board of Directors comprised of three non-employee directors and outside legal counsel, on April 28, 1999, we acquired Namiz, Inc. in a tax-free, stock-for-stock merger in which we issued 775,196 shares of our common stock to Namiz's stockholders. Prior to the acquisition, Namiz was wholly owned by Richard S. Ziman, our Chairman of the Board and Chief Executive Officer, and Victor J. Coleman, our President and Chief Operating Officer. At the time of the acquisition, Namiz's sole assets were common OP Units of the Operating Partnership. In the merger, each share of Namiz common stock then issued and outstanding was converted into approximately 775.2 shares of our common stock, with the exchange ratio calculated by dividing 775,196 (the number of common OP Units owned by Namiz) by 1,000 (the number of shares of Namiz common stock issued and outstanding immediately prior to the merger). As a result, Namiz's stockholders converted their proportionate interest in the common OP Units held by Namiz into an economically equivalent number of shares of our common stock. The shares of our common stock were issued to Namiz's stockholders in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act as a transaction by an issuer not involving a public offering.

     On September 7, 1999, the Operating Partnership completed a $50 million private placement of 8 5/8% Series B Cumulative Redeemable Preferred Operating Partnership Units to an institutional investor. These Preferred OP Units are callable by the Operating Partnership after five years and are exchangeable by the holder after ten years into our 8 5/8% Series B Cumulative Redeemable Preferred Stock, on a one-for-one basis. The Preferred OP Units have no stated maturity or mandatory redemption and are subordinate to all debt. We used the net proceeds from this private placement to repay a portion of our lines of credit. The Preferred OP Units were issued in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

     You should read the following consolidated financial and operating data for Arden Realty and the following combined financial and operating data for the Arden Predecessors together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included elsewhere in this Form 10-K. The properties held by the Arden Predecessors were directly or indirectly contributed to us in the formation transactions completed prior to our initial public offering of common stock in October 1996.

                                                 ARDEN REALTY, INC.                        ARDEN PREDECESSORS
                                  ------------------------------------------------   -------------------------------
                                       FOR THE YEARS ENDED         FOR THE PERIOD     FOR THE PERIOD    FOR THE YEAR
                                           DECEMBER 31,            OCTOBER 9, 1996   JANUARY 1, 1996       ENDED
                                  ------------------------------   TO DECEMBER 31,    TO OCTOBER 8,     DECEMBER 31,
                                    1999       1998       1997          1996               1996             1995
                                  --------   --------   --------   ---------------   ----------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Revenues........................  $340,675   $284,582   $135,447       $19,572           $40,465          $11,693
Property operating expenses.....   101,284     86,570     44,332         6,005            14,224            3,340
                                  --------   --------   --------       -------           -------          -------
General and administrative
  expense.......................     7,393      6,665      4,322           753             1,758            1,377
Depreciation and amortization...    69,837     51,822     20,260         3,108             5,264            1,898
                                  --------   --------   --------       -------           -------          -------
                                   162,161    139,525     66,533         9,706            19,219            5,078
Interest expense................    60,239     43,403     19,511         1,280            24,521            5,537
Loss on valuation of
  derivative....................        --         --      3,111            --                --               --
                                  --------   --------   --------       -------           -------          -------
Equity in net loss of
  noncombined entities..........        --         --         --            --               336              116
                                  --------   --------   --------       -------           -------          -------
Income (loss) before minority
  interests and extraordinary
  items.........................   101,922     96,122     43,911         8,426            (5,638)            (575)
Minority interests' share of
  loss (income) of Arden
  Predecessors..................        --         --         --            --               721               (1)
Minority interests..............    (5,296)    (5,447)    (4,281)         (993)               --               --
                                  --------   --------   --------       -------           -------          -------
Income (loss) before
  extraordinary items...........    96,626     90,675     39,630         7,433            (4,917)            (576)
Extraordinary (loss) gain on
  early extinguishment of debt,
  net of minority interests'
  share.........................        --         --         --       (13,105)            1,877               --
                                  --------   --------   --------       -------           -------          -------
Net income (loss)...............  $ 96,626   $ 90,675   $ 39,630       $(5,672)          $(3,040)         $  (576)
                                  ========   ========   ========       =======           =======          =======
Earnings per share:
Net income (loss) per common
  share:
Income before extraordinary
  item..........................  $   1.53   $   1.55   $   1.43       $   .34
Extraordinary item -- loss on
  early extinguishment of
  debt..........................        --         --         --          (.60)
                                  --------   --------   --------       -------
Net income (loss) per common
  share:
  Basic.........................  $   1.53   $   1.55   $   1.43       $  (.26)
                                  ========   ========   ========       =======
  Diluted.......................  $   1.53   $   1.54   $   1.41       $  (.26)
                                  ========   ========   ========       =======
Weighted average common shares
  outstanding:
  Basic.........................    63,016     58,660     27,794        21,680
                                  ========   ========   ========       =======
  Diluted.......................    63,072     58,814     28,039        21,680
                                  ========   ========   ========       =======
Cash dividends declared per
  common share..................  $   1.78   $   1.68   $   1.60       $   .36
                                  ========   ========   ========       =======

                                                     ARDEN REALTY, INC.                    ARDEN PREDECESSORS
                                     --------------------------------------------------    ------------------
                                                        DECEMBER 31,                          DECEMBER 31,
                                     --------------------------------------------------    ------------------
                                        1999          1998          1997         1996             1995
                                     ----------    ----------    ----------    --------    ------------------
BALANCE SHEET DATA:
Net investment in real estate......  $2,442,164    $2,239,598    $1,203,172    $529,568         $160,874
Total assets.......................   2,570,458     2,331,919     1,284,004     551,256          182,379
Total indebtedness.................   1,029,656       840,377       477,566     155,000          168,451
Other liabilities(1)...............      50,555        35,720        23,205       9,768            5,712
Minority interests.................      86,294        56,222        95,973      45,667              100
Total Stockholders' Equity/owners'
  equity...........................   1,375,758     1,373,390       672,983     331,977            8,116

---------------
(1) Excludes dividends payable.

                               ARDEN REALTY, INC.
                                      AND
                               ARDEN PREDECESSORS

                                            ARDEN REALTY, INC.                                ARDEN PREDECESSORS
                          -------------------------------------------------------   ---------------------------------------
                                                                 FOR THE PERIOD       FOR THE PERIOD
                                 FOR THE YEARS ENDED               OCTOBER 9,           JANUARY 1,
                                     DECEMBER 31,                   1996 TO              1996 TO         FOR THE YEAR ENDED
                          ----------------------------------      DECEMBER 31,          OCTOBER 8,          DECEMBER 31,
                            1999        1998         1997             1996                 1996                 1995
                          --------   -----------   ---------   ------------------   ------------------   ------------------
                                             (IN THOUSANDS, EXCEPT RATIO DATA AND NUMBER OF PROPERTIES)
OTHER DATA:
Funds from
  Operations(1).........  $170,405   $   147,369   $  64,171       $  11,534            $    (374)           $   1,323
Company's Share
  Percentage............      96.2%         95.3%       90.3%           88.2%                 N/A                  N/A
                          --------   -----------   ---------       ---------            ---------            ---------
Company's Share of Funds
  from Operations.......  $163,930   $   140,443   $  57,946       $  10,173            $    (374)           $   1,323
                          ========   ===========   =========       =========            =========            =========
EBITDA(2)...............  $231,998   $   191,347   $  86,793       $  12,814            $  24,483            $   6,976
Ratio of EBITDA to
  interest expense(2)...      3.85          4.41        4.45           10.01                 1.00                 1.26
Ratio of EBITDA to fixed
  charges(2)(3).........      3.26          3.66        4.20            9.58                 1.00                 1.26
Ratio of earnings to
  fixed charges(3)(4)...      2.20          2.56        2.86            6.52                 0.80                 0.89
Cash flows from
  operating
  activities............   155,076       131,957      39,156           8,665                7,387               (8,819)
Cash flows from
  investing
  activities............  (268,296)   (1,079,517)   (659,670)       (164,763)            (119,083)            (123,358)
Cash flows from
  financing
  activities............   115,698       946,838     618,182         163,730              119,908              132,356
Number of Properties
  owned at end of
  period................       142           138          72              33                   22                   17
Net rentable square feet
  of Properties owned at
  end of period.........    18,492        17,973      10,307           5,443                3,739                2,634

---------------
(1) We consider funds from operations, as defined by the National Association of Real Estate Investment Trusts, or NAREIT, to be a useful financial measure of our operating performance. We believe that funds from operations provides investors with an additional basis to evaluate our ability to service debt and to fund acquisitions and other capital expenditures. Funds from operations should not be considered an alternative to net income determined in accordance with generally accepted accounting principles, or GAAP, as an indicator of our financial performance or as a substitute for cash flow from operating activities determined in accordance with GAAP as a measure of our liquidity. Funds from operations also is not necessarily indicative of funds available to fund our cash needs, including our ability to make distributions or to service our debt.

    The White Paper on funds from operations approved by the Board of Governors of NAREIT in October 1999 defines funds from operations as net income or loss computed in accordance with GAAP, excluding gains or losses from extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute funds from operations in accordance with standards established by the White Paper which may differ from the standards used by other REITs and, accordingly, our funds from operations may not be comparable to other REITs.

(2) As used in this Form 10-K, earnings before interest, taxes, depreciation and amortization, or EBITDA, means revenue less property operating expenses and general and administrative expenses. EBITDA does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to operating income or net income as an indicator of performance or as a substitute for cash flow from operating activities determined in accordance with GAAP as a measure of our liquidity. We have included information with respect to EBITDA because we understand that this information may be used as one measure of operating performance.

(3) Fixed charges consist of interest costs, whether expensed or capitalized, amortization of deferred financing costs, amortization of discounts or premiums related to indebtedness and preferred unit distributions.

(4) The ratios of earnings to fixed charges were computed by dividing earnings by fixed charges. For this purpose, earnings have been calculated by adding fixed charges, excluding capitalized interest and preferred unit distributions, to income or loss before extraordinary items.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview

     The following discussion should be read in conjunction with Item 6, Selected Financial Data, and our historical consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

     We are a self-administered and self-managed real estate investment trust that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are a full-service real estate organization managed by 11 senior executive officers who have an average of 16 years of experience in the real estate industry. We perform all property management, accounting, finance and acquisition activities and a majority of our leasing transactions with our own staff of approximately 280 employees.

     We are Southern California's largest publicly traded office landlord as measured by total net rentable square feet owned, as of December 31, 1999. Since our formation in 1996, we have acquired 118 properties containing approximately
14.5 million net rentable square feet for a total purchase price of approximately $1.9 billion. As of December 31, 1999, our portfolio consisted of 142 primarily office properties containing approximately 18.5 million net rentable square feet and three properties with approximately 700,000 net rentable square feet under development. As of December 31, 1999, our properties were approximately 95.1% leased, excluding three existing properties under renovation.

     Our primary business strategy is to actively manage our portfolio to achieve gains in occupancy and rental rates, maximize income from ancillary operations and services and to reduce operating expenses. When market conditions permit, we may also develop or acquire new properties in submarkets where we can use our local market expertise and extensive real estate experience.

  Results Of Operations

     Our financial position and operating results are primarily comprised of our portfolio of commercial properties and income derived from those properties. Therefore, financial data from period to period is affected by the timing of significant property acquisitions.

 COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
                                      1998
          (IN THOUSANDS, EXCEPT NUMBER OF PROPERTIES AND PERCENTAGES)

                                                     YEAR ENDED DECEMBER 31,
                                                     ------------------------               PERCENT
                                                        1999          1998       CHANGE     CHANGE
                                                     ----------    ----------    -------    -------
REVENUE
  Revenue from rental operations:
     Rental........................................   $292,688      $250,467     $42,221       17%
     Tenant reimbursements.........................     13,863         9,505       4,358       46
     Parking, net of expense.......................     14,384        12,223       2,161       18
     Other rental operations.......................     16,918         8,872       8,046       91
                                                      --------      --------     -------      ---
          Total....................................    337,853       281,067      56,786       20
     Interest and other income.....................      2,822         3,515        (693)     (20)
                                                      --------      --------     -------      ---
          Total revenue............................   $340,675      $284,582     $56,093       20%
                                                      ========      ========     =======      ===
EXPENSES
  Property expenses:
     Repairs and maintenance.......................   $ 32,902      $ 27,141     $ 5,761       21%
     Utilities.....................................     28,305        26,559       1,746        7
     Real estate taxes.............................     23,167        19,433       3,734       19
     Insurance.....................................      3,993         4,110        (117)      (3)
     Ground rent...................................        891           714         177       25
     Marketing and other...........................     12,026         8,613       3,413       40
                                                      --------      --------     -------      ---
          Total property expenses..................    101,284        86,570      14,714       17
     General and administrative....................      7,393         6,665         728       11
     Interest......................................     60,239        43,403      16,836       39
     Depreciation and amortization.................     69,837        51,822      18,015       35
                                                      --------      --------     -------      ---
          Total expenses...........................   $238,753      $188,460     $50,293       27%
                                                      ========      ========     =======      ===
OTHER DATA:
  Number of properties:
     Acquired during period........................          4            66
     Owned at end of period........................        142           138
  Net rentable square feet:
     Acquired during period........................        524         7,664
     Owned at end of period........................     18,492        17,968

     The increase in revenue from rental operations and property expenses in 1999 is primarily from properties acquired during 1998 and 1999. The 1998 amounts do not include a full year of operations for the 66 properties we acquired during 1998 or for the four properties we acquired during 1999.

     Following is a summary of the 1999 increase in revenue from rental operations and property expenses that relates to the 70 properties that we acquired during 1998 and 1999 and for the 72 properties we owned for all of 1998 and 1999 (in thousands, except number of properties).

                                                                                  PROPERTIES
                                                              PROPERTIES       OWNED FOR ALL OF
                                                            ACQUIRED DURING        1998 AND
                                          TOTAL VARIANCE     1998 AND 1999         1999(1)
                                          --------------    ---------------    ----------------
REVENUE FROM RENTAL OPERATIONS:
  Rental................................     $42,221            $32,177            $10,044
  Tenant reimbursements.................       4,358              3,551                807
  Parking, net of expense...............       2,161              1,323                838
  Other rental operations...............       8,046              2,400              5,646
                                             -------            -------            -------
                                             $56,786            $39,451            $17,335
                                             =======            =======            =======
PROPERTY EXPENSES:
  Repairs and maintenance...............     $ 5,761            $ 3,708            $ 2,053
  Utilities.............................       1,746              1,904               (158)
  Real estate taxes.....................       3,734              2,033              1,701
  Insurance.............................        (117)               190               (307)
  Ground rent...........................         177                  1                176
  Marketing and other...................       3,413              1,938              1,475
                                             -------            -------            -------
                                             $14,714            $ 9,774            $ 4,940
                                             =======            =======            =======
OTHER DATA:
  Number of properties..................                             70                 72
  Net rentable square feet..............                          8,188             10,304

---------------
(1) See analysis of Properties Owned for all of 1998 and 1999.

     Interest and other income decreased by approximately $700,000 in 1999 as compared to 1998, primarily due to lower interest income earned on amortizing mortgage notes receivable acquired in September 1997.

     General and administrative expenses were approximately $7.4 million, or 2.2% of total revenue, in 1999 as compared to $6.7 million, or 2.3% of total revenue, in 1998. General and administrative expenses as a percentage of total revenue decreased in 1999 compared to 1998 primarily due to benefits achieved from economies of scale and concentration over a larger property portfolio.

     Interest expense increased approximately $16.8 million in 1999 as compared to 1998. This increase was due to higher outstanding debt balances in 1999 primarily to fund property acquisitions and tenant improvement build-outs, which was partially offset by slightly lower effective interest rates in 1999.

     Depreciation and amortization expense increased by approximately $18.0 million in 1999, primarily due to the 70 properties we acquired in 1998 and 1999.

                   PROPERTIES OWNED FOR ALL OF 1998 AND 1999
          (IN THOUSANDS, EXCEPT NUMBER OF PROPERTIES AND PERCENTAGES)

                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                     --------------------    DOLLAR     PERCENT
                                                       1999        1998      CHANGE     CHANGE
                                                     --------    --------    -------    -------
GAAP BASIS:
  Revenue from rental operations...................  $210,312    $192,977    $17,335       9%
  Property expenses................................    65,270      60,330      4,940       8
                                                     --------    --------    -------      --
                                                     $145,042    $132,647    $12,395       9%
                                                     ========    ========    =======      ==
CASH BASIS(1):
  Revenue from rental operations...................  $207,357    $189,181    $18,176      10%
  Property expenses................................    65,270      60,330      4,940       8
                                                     --------    --------    -------      --
                                                     $142,087    $128,851    $13,236      10%
                                                     ========    ========    =======      ==
Number of properties...............................        72          72
Average occupancy..................................      89.4%       85.4%
Net rentable square feet...........................    10,304      10,304
Percentage of total portfolio......................      55.7%       57.3%

---------------
(1) Excludes straight-line rent adjustments.

     Revenue from rental operations for the 72 properties we owned for all of 1999 and 1998 computed on a GAAP basis increased by approximately $17.3 million in 1999 compared to 1998. This increase was primarily due to increases in rental rates and a four percentage point increase in average occupancy in 1999 for this pool of properties representing approximately 10.3 million net rentable square feet. This increase in occupancy not only contributed to higher rental revenue but also resulted in higher tenant expense reimbursements, parking income and miscellaneous tenant charges. Miscellaneous tenant charges include revenue from after-hour utility billings, signage, satellite income and lease termination settlements. Lease termination settlements totaled approximately $9.7 million in 1999 compared to $4.1 million in 1998 for these properties.

     Excluding only the straight-line rent adjustments for these properties, revenue from rental operations, computed on a cash basis, increased by approximately $18.2 million for the reasons described above.

     Property operating expenses for these properties increased by approximately $4.9 million in 1999 compared to 1998, primarily due to higher repairs, maintenance and marketing and overhead expenses. These increases were primarily related to the four percentage point increase in average occupancy in 1999.

 COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
                                      1997
          (IN THOUSANDS, EXCEPT NUMBER OF PROPERTIES AND PERCENTAGES)

                                                    YEAR ENDED DECEMBER 31,
                                                    ------------------------     DOLLAR     PERCENT
                                                       1998          1997        CHANGE     CHANGE
                                                    ----------    ----------    --------    -------
REVENUE
  Revenue from rental operations:
     Rental.......................................   $250,467      $118,085     $132,382      112%
     Tenant reimbursements........................      9,505         5,945        3,560       60
     Parking, net of expense......................     12,223         7,397        4,826       65
     Other rental operations......................      8,872         2,390        6,482      271
                                                     --------      --------     --------     ----
          Total...................................    281,067       133,817      147,250      110
     Interest and other income....................      3,515         1,630        1,885      116
                                                     --------      --------     --------     ----
          Total revenue...........................   $284,582      $135,447     $149,135      110%
                                                     ========      ========     ========     ====
EXPENSES
  Property expenses:
     Repairs and maintenance......................   $ 27,141      $ 15,154     $ 11,987       79%
     Utilities....................................     26,559        14,321       12,238       85
     Real estate taxes............................     19,433         8,003       11,430      143
     Insurance....................................      4,110         2,125        1,985       93
     Ground rent..................................        714           314          400      127
     Marketing and other..........................      8,613         4,415        4,198       95
                                                     --------      --------     --------     ----
          Total property expenses.................     86,570        44,332       42,238       95
     General and administrative...................      6,665         4,322        2,343       54
     Interest.....................................     43,403        19,511       23,892      122
     Loss on valuation of derivative..............         --         3,111       (3,111)    (100)
     Depreciation and amortization................     51,822        20,260       31,562      156
                                                     --------      --------     --------     ----
          Total expenses..........................   $188,460      $ 91,536     $ 96,924      106%
                                                     ========      ========     ========     ====
OTHER DATA:
  Number of properties:
     Acquired during period.......................         66            38
     Owned at end of period.......................        138            72
  Net rentable square feet:
     Acquired during period.......................      7,664         4,864
     Owned at end of period.......................     17,968        10,304

     The increase in revenue from rental operations and property expenses in 1998 is primarily from properties acquired during 1997 and 1998. The 1997 amounts do not include a full year of operations for the 38 properties we acquired during 1997 or for the 66 properties we acquired during 1998.

     Following is a summary of the 1998 increase in revenue from rental operations and property expenses that relate to the 104 properties that we acquired during 1997 and 1998 and for the 34 properties we owned for all of 1997 and 1998 (in thousands, except number of properties).

                                                                                  PROPERTIES
                                                              PROPERTIES       OWNED FOR ALL OF
                                                            ACQUIRED DURING        1997 AND
                                          TOTAL VARIANCE     1997 AND 1998         1998(1)
                                          --------------    ---------------    ----------------
REVENUE FROM RENTAL OPERATIONS:
  Rental................................     $132,382          $131,760            $   622
  Tenant reimbursements.................        3,560             4,931             (1,371)
  Parking, net of expense...............        4,826             4,811                 15
  Other rental operations...............        6,482             4,683              1,799
                                             --------          --------            -------
                                             $147,250          $146,185            $ 1,065
                                             ========          ========            =======
PROPERTY EXPENSES:
  Repairs and maintenance...............     $ 11,987          $ 13,117            $(1,130)
  Utilities.............................       12,238            12,587               (349)
  Real estate taxes.....................       11,430            11,061                369
  Insurance.............................        1,985             2,126               (141)
  Ground rent...........................          400               374                 26
  Marketing and other...................        4,198             4,901               (703)
                                             --------          --------            -------
                                             $ 42,238          $ 44,166            $(1,928)
                                             ========          ========            =======
OTHER DATA:
  Number of properties..................                            104                 34
  Net rentable square feet..............                         12,528              5,440

---------------
(1) See analysis of Properties Owned for all of 1997 and 1998.

     Interest and other income increased by approximately $1.9 million in 1998 as compared to 1997, primarily due to higher interest income earned on mortgage notes receivable acquired in September 1997 and on cash deposits required by some of our mortgage loans.

     General and administrative expenses were approximately $6.7 million, or 2.3% of total revenue, in 1998 as compared to $4.3 million, or 3.2% of total revenue, in 1997. General and administrative expenses as a percentage of total revenue decreased in 1998 compared to 1997 primarily due to benefits achieved from economies of scale and concentration over a larger property portfolio.

     Interest expense increased approximately $23.9 million in 1998 as compared to 1997. This increase was due to higher outstanding debt balances in 1998 primarily to fund property acquisitions, which was partially offset by slightly lower effective interest rates in 1998.

     In September 1997, we recorded a loss of approximately $3.1 million related to the retirement of agreements to convert some floating rate debt liabilities to fixed rate liabilities. The underlying variable rate liabilities were repaid in full with proceeds from an equity offering in July 1997.

     Depreciation and amortization expense increased by approximately $31.6 million in 1998, primarily due to the 104 properties we acquired in 1997 and 1998.

                   PROPERTIES OWNED FOR ALL OF 1997 AND 1998
          (IN THOUSANDS, EXCEPT NUMBER OF PROPERTIES AND PERCENTAGES)

                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                     --------------------    DOLLAR     PERCENT
                                                       1998        1997      CHANGE     CHANGE
                                                     --------    --------    -------    -------
GAAP BASIS:
  Revenue from rental operations...................  $101,505    $100,440    $ 1,065       1%
  Property expenses................................    31,421      33,349     (1,928)     (6)
                                                     --------    --------    -------      --
                                                     $ 70,084    $ 67,091    $ 2,993       4%
                                                     ========    ========    =======      ==
CASH BASIS(1):
  Revenue from rental operations...................  $100,554    $ 98,701    $ 1,853       2%
  Property expenses................................    31,421      33,349     (1,928)     (6)
                                                     --------    --------    -------      --
                                                     $ 69,133    $ 65,352    $ 3,781       6%
                                                     ========    ========    =======      ==
Number of properties...............................        34          34
Average occupancy..................................      87.5%       85.7%
Net rentable square feet...........................     5,440       5,440
Percentage of total portfolio......................      30.3%       52.8%

---------------
(1) Excludes straight-line rent adjustments.

     Revenue from rental operations for the 34 properties we owned for all of 1998 and 1997 computed on a GAAP basis increased by approximately $1.1 million in 1998 compared to 1997. This increase was primarily due to increases in rental rates, a two percentage point increase in average occupancy in 1998 and higher miscellaneous tenant charges for this pool of properties representing approximately 5.4 million net rentable square feet. Miscellaneous tenant charges include revenue from after-hour utility billings, signage, satellite income and lease termination settlements. Lease termination settlements totaled approximately $2.0 million in 1998 compared to $316,000 in 1997 for these properties. These increases were partially offset by lower tenant expense reimbursements in 1998, primarily due to resetting base years for leases that were retenanted in 1998 and the reversing effect of straight-line rent adjustments on specific properties in 1998.

     Excluding only the straight-line rent adjustments for these properties, revenue from rental operations, computed on a cash basis, increased by approximately $1.9 million for the reasons described above.

     Property operating expenses for these properties decreased by approximately $1.9 million in 1998 compared to 1997, primarily due to lower repairs, maintenance and marketing and overhead expenses achieved primarily from economies of scale and concentration over a larger property portfolio.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

     Cash provided by operating activities increased by $23.1 million to $155.1 million for the year ended December 31, 1999, as compared to $132.0 million for the year ended December 31, 1998, primarily due to operating results from the 70 properties acquired in 1998 and 1999.

     Cash used in investing activities decreased by $811.2 million to $268.3 million in 1999 compared to $1.1 billion in 1998, primarily due to a reduction in property acquisitions in 1999.

     Cash provided by financing activities decreased by $831.1 million to $115.7 million, as compared to $946.8 million in 1998. This decrease was primarily due to the timing of equity issuances. During 1998, we had net proceeds of approximately $706.6 million from equity issuances as compared to $49.0 million in net proceeds from equity issuances in 1999. Cash provided by financing activities for the year ended December 31, 1999 consisted primarily of net proceeds from mortgage loans, unsecured lines of credit and the issuance by the Operating Partnership of two million 8 5/8% Series B Cumulative Redeemable Preferred Units, partially offset by distributions to stockholders and minority interests.

  Capital Commitments

     As of December 31, 1999, we had approximately $23.6 million outstanding in capital commitments related to tenant improvements, development, renovation costs and property-related capital expenditures.

  Available Borrowings, Cash Balances And Capital Resources

     We have a $300 million unsecured line of credit from a group of banks led by Wells Fargo. This line of credit bears interest at a rate ranging between LIBOR plus 1.2% and LIBOR plus 1.45%, depending on our leverage ratio. The agreement governing this line of credit provides for the rate to be lowered to between LIBOR plus 0.9% and LIBOR plus 1.15%, depending on our unsecured debt rating. Under specified circumstances, we have the option to convert the interest rate to the prime rate plus 0.5%. This line of credit has a commitment fee ranging from 0.125% to 0.25% on the unused balance. As of December 31, 1999, the effective interest rate on this line of credit was 7.52%, the aggregate outstanding balance on this line of credit was $280.9 million, and $19.1 million was available for additional borrowing. This line of credit matures on June 1, 2000. Proceeds from this line of credit have been used, among other things, to fund acquisitions, provide funds for tenant improvements, capital expenditures and provide for working capital.

     We also have an unsecured line of credit with a total commitment of $10 million from City National Bank. This line of credit accrues interest at the City National Bank Prime Rate less 0.875% and is scheduled to mature on August 1, 2000. As of December 31, 1999, the effective interest rate on this line of credit was 7.625%, there was an outstanding balance of $8.0 million, and $2.0 million was available for additional borrowing. Proceeds from this line of credit have been used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other purposes.

     On January 20, 1999, we increased our prepayable term loan with an affiliate of Lehman Brothers from $81.4 million to $111.4 million. This loan was secured by seven of our properties, bore interest at LIBOR plus 2.25% per year and required monthly payments of interest only. As discussed below, we refinanced this loan on May 5, 1999.

     On April 5, 1999, we closed a $115 million loan with Mass Mutual Life Insurance Company that is secured by twelve of our properties, has a 10-year term, bears interest at a fixed rate of 6.94%, requires monthly payments of principal and interest and is amortized over a 25-year period. Proceeds from this loan were used to repay $76.4 million of our prepayable term loan with an affiliate of Lehman Brothers and to repay a portion of our lines of credit.

     On April 30, 1999 we closed a $22.5 million loan with an affiliate of Lehman Brothers that is secured by three of our properties, has a 10-year term, bears interest at a fixed rate of 7.54%, requires monthly payments of principal and interest and is amortized over a 30-year period. Proceeds from this loan were used to repay a portion of our lines of credit.

     On May 5, 1999, we refinanced the remaining $35 million outstanding under our loan with an affiliate of Lehman Brothers with a promissory note for $62.5 million that is secured by three of our properties, bears interest at LIBOR plus 2.25% per year, requires monthly payments of interest only and matures on November 1, 2000. This loan had an effective interest rate of 8.07% at December 31, 1999. The remaining proceeds from this loan were used to repay a portion of our lines of credit.

     On July 23, 1999, we entered into a construction loan with a total commitment of $50 million related to our development of the approximately 241,000 net rentable square foot 6060 Center Drive office building in the Howard Hughes Center. This loan is secured by specific property and construction improvements, bears interest at LIBOR plus 2.0%, requires monthly payments of interest only, and matures on December 30, 2000, with two one-year extension options. If we meet construction completion and leasing benchmarks, the interest rate on the construction loan may be reduced to LIBOR plus 1.75%, and then to LIBOR plus 1.5%. As of December 31, 1999, the effective interest rate of this loan was 8.23%, there was an outstanding principal balance of $22.0 million and $28.0 million was available for additional borrowing.

     On July 27, 1999, we closed a $58 million prepayable term loan with an affiliate of Lehman Brothers. This loan is secured by six of our properties and has the same terms as the loan that was increased on May 5, 1999, as described above. Proceeds from this loan were used to repay a portion of our lines of credit and to fund specific capital expenditures.

     On September 7, 1999, the Operating Partnership completed a $50 million private placement of two million 8 5/8% Series B Cumulative Redeemable Preferred Units to an institutional investor. These preferred units are callable by us after five years and are exchangeable after 10 years by the holder into our 8 5/8% Series B Cumulative Redeemable Preferred Stock on a one-for-one basis. The preferred units have no stated maturity or mandatory redemption and are subordinated to all debt. We used the net proceeds from this private placement to repay a portion of our lines of credit.

     On January 25, 2000, we expanded one of our two prepayable term loans with an affiliate of Lehman Brothers totaling $120.5 million by $25 million, resulting in a combined outstanding balance of $145.5 million for both loans. The two loans are secured by nine of our properties, bear interest at LIBOR plus 2.25% per year, require monthly payments of interest only and mature on November 1, 2000. These loans had an effective interest rate of 8.07% at December 31, 1999. Proceeds from this loan expansion were used, among other things, to provide funds for tenant improvements, capital expenditures and working capital.

     The following is a summary of scheduled principal payments for our mortgage loans as of December 31, 1999 (in thousands):

                       YEAR                          AMOUNT
                       ----                         --------
2000..............................................  $145,299
2001..............................................     3,004
2002..............................................     8,236
2003..............................................    16,838
2004..............................................   178,292
Thereafter........................................   389,137
                                                    --------
          Total...................................  $740,806
                                                    ========

     The following is other information related to our indebtedness as of December 31, 1999 (in thousands, except percentage and interest rate data):

  Unsecured and Secured Debt Analysis

                                                                 PERCENT
                                                                 OF TOTAL    WEIGHTED AVERAGE
                                                    BALANCE        DEBT      INTEREST RATE(1)
                                                   ----------   ----------   ----------------
Unsecured debt...................................  $  288,850       28%            7.85%(2)
Secured debt.....................................     740,806       72%            7.60%
                                                   ----------      ---             ----
          Total/Weighted average.................  $1,029,656      100%            7.67%(2)
                                                   ==========      ===             ====

  Floating and Fixed Rate Debt Analysis

                                                                 PERCENT
                                                                 OF TOTAL    WEIGHTED AVERAGE
                                                    BALANCE        DEBT      INTEREST RATE(1)
                                                   ----------   ----------   ----------------
Floating rate....................................  $  431,362       42%            8.07%(2)
Fixed rate.......................................     598,294       58%            7.38%
                                                   ----------      ---             ----
          Total/Weighted average.................  $1,029,656      100%            7.67%(2)
                                                   ==========      ===             ====

---------------
(1) Includes amortization of prepaid financing costs.

(2) Based on contractual rates effective at December 31, 1999 that expire through February 29, 2000. Assuming market LIBOR rates at December 31, 1999, the unsecured debt and floating rate debt weighted average interest rates would have been 7.46% and 7.75%, respectively, while the total debt weighted average interest rate would have been 7.54%.

     As of December 31, 1999, we had approximately $25.6 million in cash and cash equivalents, including $18.5 million in restricted cash, representing $13.7 million in interest-bearing cash deposits required by some of our mortgage loans payable. In addition, we had $4.8 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

     As of December 31, 1999, we had $21.1 million available under our lines of credit.

     On March 17, 2000, the Operating Partnership issued $250 million of senior unsecured notes in two tranches, with $200 million at an interest rate of 8.875% due in March 2005 and $50 million at an interest rate of 9.150% due in March 2010. These notes will be the Operating Partnership's senior unsecured obligations and pay interest semi-annually on March 1, and September 1, of each year. Net proceeds from this offering were used to repay two prepayable term loans to an affiliate of Lehman Brothers described above totaling $145.5 million, a $5.0 million mortgage loan and approximately $96.1 million under our unsecured lines of credit. These senior unsecured notes were issued in a private placement in reliance upon an exemption from registration provided by Section 144(a) under the Securities Act. As part of issuing these notes, the Operating Partnership has agreed to file a registration statement with the Securities and Exchange Commission within 90 days after the notes are issued, enabling the holders of the notes to exchange the privately placed notes for publicly traded notes with identical terms other than those pertaining to transfer restrictions and liquidated damages.

     We expect to continue meeting our short-term liquidity and capital requirements generally through our net cash provided by operating activities and from proceeds from our lines of credit. We believe that the net cash provided by operating activities will continue to be sufficient to pay any distributions necessary to enable us to continue qualifying as a REIT. We also believe that the foregoing sources of capital will be sufficient to fund our short-term liquidity needs, other than scheduled debt principal repayments, for the foreseeable future, including recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

     We expect to meet long-term liquidity and capital requirements, such as scheduled debt principal repayments, renovation costs, property acquisitions and other non-recurring capital expenditures, through long-term secured and unsecured indebtedness and the issuance of additional equity or equity-related securities.

  Funds From Operations

     The following table reflects the calculation of our funds from operations for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                            FOR THE YEARS ENDED
                                                               DECEMBER 31,
                                                      -------------------------------
                                                        1999        1998       1997
                                                      --------    --------    -------
Funds from Operations(1):
  Net Income........................................  $ 96,626    $ 90,675    $39,630
  Depreciation and amortization.....................    69,837      51,822     20,260
  Minority interest.................................     5,296       4,872(2)   4,281
  Distributions on Preferred Operating Partnership
     Units..........................................    (1,354)         --         --
                                                      --------    --------    -------
Funds from Operations...............................   170,405     147,369     64,171
  Company's share percentage........................      96.2%       95.3%      90.3%
                                                      --------    --------    -------
Company's share of Funds from Operations............  $163,930    $140,443    $57,946
                                                      ========    ========    =======

---------------
(1) We consider funds from operations, as defined by NAREIT to be a useful financial measure of our operating performance. We believe that funds from operations provides investors with an additional basis to evaluate our ability to service debt and to fund acquisitions and other capital expenditures. Funds from operations should not be considered an alternative to net income determined in accordance with GAAP, as an indicator of our financial performance, as a substitute for cash flow from operating activities determined in accordance with GAAP or as a measure of our liquidity. Funds from operations also is not necessarily indicative of funds available to fund our cash needs, including our ability to service our debt.

     The White Paper on funds from operations approved by the Board of Governors of NAREIT in October 1999 defines funds from operations as net income or loss computed in accordance with GAAP, excluding gains or losses, from extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute funds from operations in accordance with standards established by the White Paper which may differ from the standards used by other REITs and, accordingly, our funds from operations may not be comparable to other REITs.

(2) Excludes $575,000 in distributions made to the former minority partners in the World Savings office property.

IMPACT OF YEAR 2000

     In 1999, we completed our remediation and testing of systems with respect to the Year 2000 date change. As a result of our planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We incurred costs of approximately $500,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year to ensure that any latent Year 2000 matters that may arise are addressed promptly.

FORWARD-LOOKING STATEMENTS

     This Form 10-K, including the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act pertaining to, among other things, our future results of operations, cash available for distribution, acquisitions, lease renewals, property development, property renovation, capital requirements and general business, industry and economic conditions applicable to us. Also, documents we subsequently file with the Securities and Exchange Commission and incorporated herein by reference will contain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and the matters set forth or incorporated in this Form 10-K generally. We caution the reader, however, that this list of factors may not be exhaustive, particularly with respect to future filings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risk is the exposure or loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

  Interest Rate Risk

     In order to modify and manage the interest characteristics of our outstanding debt and limit the effects of interest rates on our operations, we may use a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counter-party credit risk and legal enforceability of hedging contracts. We do not enter into any transactions for speculative or trading purposes.

     Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of December 31, 1999, a 1% increase in interest rates on our $431.4 million of floating rate debt would decrease annual future earnings and cash flows by approximately $4.3 million and would not have an impact on the fair value of the floating rate debt. A 1% decrease in interest rates on our $431.4 million of floating rate debt would increase annual future earnings and cash flows by approximately $4.3 million and would not have an impact on the fair value of the floating rate debt. A 1% increase or decrease in interest rates on our secured notes receivable would not have a material impact on annual future earnings, cash flows and the fair value of the secured notes receivable.

     These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in that environment. Further, in the event of a change of this magnitude, we would consider taking actions to further mitigate our exposure to the change. Due to the uncertainty of the specific actions that would be taken and their possible effects, however, this sensitivity analysis assumes no changes in our capital structure.

                                  RISK FACTORS

     In addition to the other information contained or incorporated by reference in this Form 10-K readers should carefully consider the following factors.

REAL ESTATE INVESTMENT RISKS

  An Inability To Retain Tenants Or Rent Space Upon Lease Expirations May Adversely Affect Our Ability To Service Our Debt.

     Over the next five years, 2,837 leases comprising 77.4% of our leased net rentable square footage and 76.4% of our annualized base rents at December 31, 1999, will expire. If we are unable to promptly relet or renew leases for all or a substantial portion of this space, or if the rent upon renewal or reletting are significantly lower than expected, our cash flow and the amounts available for distributions and to pay our debt obligations could be adversely affected.

  Our Operating Performance And Property Values Will Be Affected By Changes In The Economic Climate In Southern California.

     All of our properties are located in Southern California. Our revenue and the value of our properties may be affected by a number of factors, including the Southern California economic climate and real estate market, which could adversely affect the amounts available for distributions and to pay our debt obligations.

  Competition Affects Occupancy Levels And Rents Which Could Adversely Affect Our Revenue.

     Many office properties compete with our properties in attracting tenants to lease space. Some of the competing properties may be newer, better located or owned by parties better capitalized than we are. The number of competitive commercial properties in a particular area could have a material adverse effect on the rents we can charge and our ability to lease space in our existing properties or at newly acquired or developed properties.

  The Financial Condition And Solvency Of Our Tenants May Reduce Our Cash Flow.

     Tenants may experience a downturn in their business which may cause them to miss rental payments when due or to seek the protection of bankruptcy laws, which could result in rejection and termination of their leases or a delay in recovering possession of their premises. Although we have not experienced material losses from tenant bankruptcies, we cannot assure you that tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner.

  Because Real Estate Investments Are Illiquid, We May Not Be Able To Sell Properties When Appropriate.

     Equity real estate investments are relatively illiquid. That illiquidity will tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code of 1986, as amended, may under specified circumstances impose a 100% prohibited transaction tax on the profits derived from our sale of properties held for fewer than four years, which could affect our ability to sell our properties.

  Increases In Taxes And Regulatory Compliance Costs May Reduce Our Revenue.

     Except for our triple net leases, tax increases are generally not passed through to tenants under our leases. Therefore, any tax increases may adversely affect our cash flow and our ability to pay or refinance our debt obligations. Our properties are also subject to various federal, California and local regulatory requirements, such as requirements of the Americans with Disabilities Act, and California and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that our properties are currently in substantial compliance with these regulatory requirements and that any noncompliance would not have a material adverse effect on us. We cannot assure you, however, that these requirements will not be changed or that new requirements will not be imposed that would require significant unanticipated expenditures by us and could have an adverse effect on our cash flow and the amounts available for distributions and to pay our debt obligations.

  We May Acquire Properties Through Partnerships Or Joint Ventures With Third Parties That Could Result In Financial Dependency And Management Conflicts.

     Although we currently do not have plans to do so, we may participate with other entities in property ownership through joint ventures or partnerships in the future. Partnership or joint venture investments may, under certain circumstances, involve risks not otherwise present, including:

     - our partners or co-venturers might become bankrupt;

     - our partners or co-venturers might at any time have economic or other business interests or goals which are inconsistent with our business interests or goals; and

     - our partners or co-venturers may be in a position to take action contrary to our instructions or requests contrary to our policies or objectives.

     We will, however, seek to maintain sufficient control of any partnerships or joint ventures with which we may become involved to permit our business objectives to be achieved.

  We May Not Be Able To Integrate Or Finance Our Acquisitions And Renovation Activities And Our Acquisitions And Renovations May Not Perform As Expected.

     As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and tenant retention. In addition, our ability to manage our growth effectively will require us to successfully integrate our new acquisitions into our existing management structure. We cannot assure you that we will be able to succeed with that integration or effectively manage additional properties or that newly acquired properties will perform as expected. Changing market conditions, including competition from other purchasers of suburban office properties, may diminish our opportunities for attractive additional acquisitions.

     We intend to expand and renovate our properties from time to time. Expansion and renovation projects generally require expenditures of capital as well as various government and other approvals, the receipt of which cannot be assured. While our policies with respect to expansion and renovation activities are intended to limit some of the risks otherwise associated with these activities, we will nevertheless incur risks, including expenditures of funds on, and devotion of our time to, projects that may not be completed.

  We May Not Be Able To Integrate Or Finance Our Development Activities.

     We also intend to review, from time to time, opportunities for developing and constructing office buildings and other commercial properties in accordance with our development and underwriting policies. Risks associated with our development and construction activities may include:

     - abandonment of development opportunities due to a lack of financing or other reasons;

     - construction costs of a property exceeding original estimates, possibly making the property uneconomical;

     - occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;

     - construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs; and

     - development activities would also be subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations.

  We May Not Be Able To Expand Into New Markets Successfully.

     While we have generally limited our business primarily to the Southern California market, it is possible that we will in the future expand our business to new geographic markets. We will not initially possess the same level of familiarity with new markets outside of Southern California, which could adversely affect our ability to manage, lease, develop or acquire properties in new localities.

FINANCING RISKS

  Our Significant Amount Of Debt Could Limit Our Operational Flexibility Or Otherwise Adversely Affect Our Financial Condition.

     We have a significant amount of debt. As of December 31, 1999, we had total debt of approximately $1.0 billion, consisting of approximately $741 million in secured debt and approximately $289 million of unsecured debt. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

     Our substantial indebtedness could:

     - require us to dedicate a substantial portion of our cash flow to pay our debt, thereby reducing the availability of our cash flow to fund distributions, working capital, capital expenditures, acquisition and development activity and other business purposes;

     - make it more difficult for us to satisfy our debt obligations;

     - limit our ability to refinance our debt and obtain additional debt financing; and

     - increase our vulnerability to general adverse economic and real estate industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and the real estate industry.

  We May Be Able To Incur Substantially More Debt Which Would Increase The Risks Associated With Our Substantial Leverage.

     Despite current indebtedness levels, we may still be able to incur substantially more debt in the future. We may borrow up to a maximum of $310 million under our existing lines of credit. If new debt is added to our current debt levels, the related risks could intensify and could increase the risk of default on our indebtedness.

  Scheduled Debt Payments And Rising Interest Rates Could Adversely Affect Our Financial Condition.

     We are subject to risks normally associated with debt financing. Cash flow could be insufficient to meet required payments of principal and interest. We may not be able to refinance existing indebtedness, which in virtually all cases requires substantial principal payments at maturity, and, if we can, the terms of the refinancing might not be as favorable as the terms of our existing indebtedness. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. In addition, at December 31, 1999, approximately 41.9% of our debt was variable rate debt. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and the amounts available to pay distributions and service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable.

  Many Of Our Properties Are Subject To Mortgage Financing Which Could Result In Foreclosure If We Are Unable To Pay Or Refinance The Mortgages When Due.

     We currently have outstanding five mortgage financings totaling $558.7 million that are secured by 67 of our properties. The properties in each of these financings are fully cross-collateralized and cross-defaulted. To the extent mortgages are cross-collateralized, lenders may seek to foreclose upon properties that are not the primary collateral for their loans, which may, in turn, result in acceleration of other debt secured by the properties. Six additional properties are subject to single property mortgages. If we are unable to meet our obligations under these mortgages, the properties subject to the mortgages could be foreclosed upon, which would have a material adverse effect on us and our ability to pay distributions and service our debt obligations.

TAX RISKS

  Our Desire To Qualify As A REIT Restricts Our Ability To Accumulate Cash That Might Be Used In Future Periods To Make Debt Payments Or To Fund Future Growth.

     In order to qualify as a REIT and avoid federal income tax liability, we must distribute to our stockholders at least 95% of our net taxable income, excluding net capital gain, and to avoid income taxation, our distributions must not be less than 100% of our net taxable income, including capital gains. To avoid excise tax liability, our distributions to our shareholders for the year must exceed the sum of 85% of its ordinary income, 95% of its capital gain net income, and any undistributed taxable income from prior years. As a result of these distribution requirements, we do not expect to accumulate significant amounts of cash. Accordingly, these distributions could significantly reduce the cash available to us in subsequent periods to make payments on our debt obligations and to fund future growth.

  Our Operating Partnership Intends To Qualify As A Partnership, But We Cannot Guarantee That It Will Qualify.

     Our Operating Partnership intends to qualify as a partnership for federal income tax purposes. However, if the Operating Partnership were a "publicly traded partnership," it would be treated as a corporation instead of a partnership for federal income tax purposes unless at least 90% of its income is qualifying income as defined in the Internal Revenue Code. The income requirements applicable to REITs and the definition of "qualifying income" for purposes of this 90% test are similar in most respects. Qualifying income for the 90% test generally includes passive income, such as specified types of real property rents, dividends and interest. We believe that the Operating Partnership would meet this 90% test, but we cannot guarantee that it would. If the Operating Partnership were to be taxed as a corporation, it would incur substantial tax liabilities and we would fail to qualify as a REIT for federal income tax purposes.

  We May Suffer Adverse Tax Consequences And Be Unable To Attract Capital If We Fail To Qualify As A REIT.

     We believe that since our taxable year ended December 31, 1996, we have been organized and operated, and intend to continue to operate, so as to qualify for taxation as a REIT under the Internal Revenue Code. Although we believe that we have been and will continue to be organized and have operated and will continue to operate so as to qualify for taxation as a REIT, we cannot assure you that we have been or will continue to be organized or operated in a manner so as to qualify or remain so qualified. For us to qualify as a REIT, we must satisfy numerous requirements established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations and tests regarding various factual matters and circumstances not entirely within Arden Realty's control. The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT, like us, that hold our assets through an investment in a partnership. No assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of qualification. We are, however, not aware of any pending legislation that would adversely affect our ability to operate as a REIT. Our qualification and taxation as a REIT depends on our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, the various qualification tests imposed under the Internal Revenue Code, the results of which have not been and will not be reviewed by our tax counsel.

     If we failed to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Moreover, unless entitled to relief under specific statutory provisions, we also would be disqualified as a REIT for the four taxable years following the year during which qualification was lost. If we were disqualified as a REIT, our ability to raise additional capital could be significantly impaired. This could reduce the funds we would have available to pay distributions to our stockholders and to service our debt.

     Even if we qualify for and maintain our REIT status, we will be subject to certain federal, state and local taxes on our income and property. For example, if we have net income from a prohibited transaction, specifically sales or other taxable dispositions of property held primarily for sale to customers in the ordinary course of business, that income will be subject to a 100% tax.

OTHER RISKS

  We Are Subject To Agreements And Policies That May Deter Change In Control Offers That Might Be Attractive To Our Stockholders.

     Certain provisions of our charter and bylaws as well as our stockholder rights plan, which is described below, may delay, defer or prevent a third party from making offers to acquire us or control over us. For example, such provisions may:

     Deter tender offers for our common stock, which offers may be attractive to the stockholders.

     Deter purchases of large blocks of common stock, thereby limiting the opportunity for stockholders to receive a premium for their common stock over then-prevailing market prices.

     Our charter contains a provision designed to prevent a concentration of ownership among our stockholders that would cause us to fail to qualify as a REIT. Under the Internal Revenue Code, not more than 50% in value of our outstanding shares of common stock may be owned, actually or constructively, by five or fewer individuals, including specific kinds of entities, at any time during the last half of our taxable year. In addition, if we, or an owner of 10% or more of our Stock, actually or constructively owns 10% or more of a tenant of ours, or a tenant of any partnership in which we are a partner, the rent received by us from that tenant will not be qualifying income for purposes of the REIT gross income tests. In order to protect us against the risk of losing REIT status, the ownership limit included in our charter limits actual or constructive ownership of our outstanding shares of common stock by any single stockholder to 9.0%, by value or by number of shares, whichever is more restrictive, of the then outstanding shares of common stock. Actual or constructive ownership of shares of common stock in excess of the ownership limit will cause the violative transfer or ownership to be void with respect to the transferee or owner as to that number of shares in excess of the ownership limit and such shares will be automatically transferred to a trust for the exclusive benefit of one or more qualified charitable organizations. That transferee or owner will have no right to vote such shares or be entitled to dividends or other distributions with respect to such shares.

     Although our Board of Directors presently has no intention of doing so, except as described below, our Board of Directors could waive this restriction with respect to a particular stockholder if it were satisfied, based upon the advice of counsel or a ruling from the Internal Revenue Service, that ownership by such stockholder in excess of the ownership limit would not jeopardize our status as a REIT and our Board of Directors otherwise decided such action would be in our best interests. Our Board of Directors has waived our ownership limit with respect to Mr. Ziman and certain family members and affiliates and has permitted these parties to actually and constructively own up to 13.0% of the outstanding shares of common stock.

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

     Each right entitles its holder to purchase, at the right's then-current exercise price, a number of our common shares having a market value at that time of twice the right's exercise price. Rights held by the person or group seeking to acquire 15% or more of our common stock will become void and will not be exercisable to purchase shares at the bargain purchase price. If we are acquired in a merger or other business combination transaction which has not been approved by our Board of Directors, each right will entitle its holder to purchase, at the right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the right's exercise price.

  We May Change Policies Without Stockholder Approval.

     Our investment, financing, borrowing and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, will be determined by our management. Although we have no present intention to do so, these policies could be amended or revised at any time and from time to time at the discretion of our management and Board of Directors without a vote of our stockholders. In addition, we may change policies with respect to conflicts of interest provided that the changes are consistent with applicable legal requirements. A change in these policies could adversely affect our financial condition, results of operations and market price of our common stock.

  Losses In Excess Of Our Insurance Coverage Or Uninsured Losses Could Adversely Affect Our Cash Flow.

     We carry comprehensive liability, fire, extended coverage and rental loss insurance policies which currently cover all of our properties with specifications and insured limits that we believe are adequate and appropriate under the circumstances. Some losses, however, are generally not insured against because it is not economically feasible to do so. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our capital invested in the property, as well as the anticipated future revenue from the property and, in the case of debt which is recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the property. Any loss would adversely affect our cash flow with respect to the property subject to the loss. Moreover, we would generally be liable for any unsatisfied obligations other than non-recourse obligations with respect to the property subject to the loss. We cannot assure you that material losses in excess of insurance proceeds will not occur in the future.

  An Earthquake Could Adversely Affect Our Business.

     Southern California is in a high risk geographical area for earthquakes. Depending upon its magnitude, an earthquake could severely damage our properties which would adversely affect our business. We maintain earthquake insurance for our properties and the resulting business interruption. We cannot assure you that our insurance will be sufficient if there is a major earthquake.

  Our Properties May Be Subject To Environmental Liabilities.

     Under federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at the property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under these laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. These costs may be substantial, and the presence of these substances, or the failure to remediate the contamination on the property, may adversely affect the owner's ability to sell or rent the property or to borrow against the property. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at the disposal or treatment facility, whether or not the facility is owned or operated by that person. Some laws create a lien on the contaminated site in favor of the government for damages and costs incurred in connection with the contamination. Finally, third parties may have claims against the owner of the site based on damages and costs resulting from environmental contamination emanating from that site.

     Specific federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos-containing materials when those materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for release of asbestos-containing material and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials. In connection with the ownership and operation of our properties, we may be potentially liable for those costs. Except for two properties, one of which is currently undergoing abatement activities, we are not aware of any friable asbestos-containing materials at any of our properties.

     In the past few years, independent environmental consultants have conducted or updated Phase I environmental assessments and other environmental investigations as appropriate at our properties. These environmental site assessments have included, among other things, a visual inspection of the properties and the surrounding area and a review of relevant federal, state and historical documents. Soil and groundwater samplings were performed where warranted and remediation, if necessary, has or is being conducted.

     The environmental site assessments of our properties identified several properties that may be impacted by known or suspected regional contamination. The environmental site assessments have not, however, revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations taken as a whole, nor are we aware of any material environmental liability. Nevertheless, it is possible that our environmental site assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, we cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability or the current environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of our properties, such as the presence of underground storage tanks, or by third parties unrelated to us.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Part III is incorporated by reference from our definitive proxy statement for our 2000 Annual Meeting of Stockholders.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the section captioned "Proposal I; Election of Directors" of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained in the section captioned "Executive Compensation" of the definitive proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the section captioned "Principal and Management Stockholders" of the definitive proxy statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the section captioned "Certain Relationships and Related Transactions" of the definitive proxy statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS

     The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

                                                              PAGE
                                                              ----
ARDEN REALTY, INC
  Report of Independent Auditors............................   F-1
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................   F-2
  Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997.......................   F-3
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1999, 1998 and 1997...........   F-4
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997.......................   F-5
  Notes to Financial Statements.............................   F-6

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(b) EXHIBITS

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     3.1      Amended and Restated Articles of Incorporation as filed as an exhibit to Registration Statement on Form S-11 (No.
              333-8163) and incorporated herein by Reference.
     3.2      Articles Supplementary of the Class A Junior Participating
              Preferred Stock as filed as an exhibit to the current report on Form 8-K, dated August 26, 1998, and incorporated herein by reference.
     3.3      Articles Supplementary of the 8 5/8 Series B Cumulative
              Redeemable Preferred Stock dated September 7, 1999.
     3.4      By-Laws of Registrant as filed as an exhibit to Registration
              Statement on Form S-11 (No. 333-8163) and incorporated
              herein by reference.
     3.5      Certificate of Amendment of the Bylaws of Arden Realty, Inc.
              dated July 14, 1998, filed as an exhibit to the Company's
              quarterly report on Form 10-Q filed with the Commission on
              August 14, 1998, and incorporated herein by reference.
     4.1      Rights Agreement, dated as of August 14, 1998, between Arden
              Realty, Inc. and the Bank of New York as filed as an exhibit to the current report on Form 8-K, dated August 26, 1998,
              and incorporated herein by reference.
    10.1      Second Amended and Restated Agreement of Limited Partnership
              of the Operating Partnership, dated September 7, 1999, filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Commission on November 15, 1999 and
              incorporated herein by reference.
    10.2      1996 Stock Option and Incentive Plan of Arden Realty, Inc.
              and Arden Realty Limited Partnership as filed as an exhibit to Registration Statement on Form S-11 (No. 333-8163) and
              incorporated herein by reference.
    10.2.1    Amendment Number 1 to the 1996 Stock Option and Incentive
              Plan of Arden Realty, Inc. and Arden Realty Limited
              Partnership as filed as an exhibit to the Company's Schedule
              14A filed with the Commission on June 23, 1998 and
              incorporated herein by reference.
    10.3      Form of Officers and Directors Indemnification Agreement as
              filed as an exhibit to Registration Statement on Form S-11
              (No. 333-8163) and incorporated herein by reference.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.4      Loan Agreement dated June 8, 1998 by and between Arden
              Realty Finance III, LLC, a Delaware limited liability
              company and Lehman Brothers Realty Corporation, a Delaware corporation filed as an exhibit to the Company's quarterly report of Form 10-Q filed with the Commission on August 14,
              1998 and incorporated herein by reference.
    10.5      Mortgage Note, dated June 8, 1998 for $136,100,000 by and
              between Arden Realty Finance III, L.L.C., a Delaware limited liability company ("Maker"), and Lehman Brothers Realty
              Corporation, a Delaware corporation. (Exhibit B. to Exhibit
              10.4 above).
    10.6      Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.4
              above).
    10.7      Subordination, Non-Disturbance and Attornment Agreement
              (Exhibit D. to Exhibit 10.4 above).
    10.8      Deed of Trust, Assignment of Rents and Leases, Security
              Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance III, L.L.C. as Grantor, to
              Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Commission on August 14, 1998 and
              incorporated herein by reference.
    10.9      Assignment of Leases and Rents dated June 8, 1998, by and
              between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a
              Delaware corporation, its successors and assigns filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Commission on August 14, 1998 and incorporated
              herein by reference.
    10.10     Collateral Assignment of Management Agreement and
              Subordination Agreement dated as of June 8, 1998 among Arden
              Realty Finance III, L.L.C., a Delaware limited liability
              company ("Borrower"), Lehman Brothers Realty Corporation, a
              Delaware corporation, ("Lender"), and Arden Realty Limited
              Partnership, a Maryland limited partnership ("Manager"),
              filed as an exhibit to the Company's quarterly report on
              Form 10-Q filed with the Commission on August 14, 1998 and incorporated herein by reference.
    10.11     Security Agreement is entered into as of June 8, 1998 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a
              Delaware corporation, filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Commission on
              August 14, 1998 and incorporated herein by reference.
    10.12     Environmental Indemnity Agreement dated June 8, 1998 by
              Arden Realty Finance III, L.L.C., a Delaware limited
              liability company, in favor of Lehman Brothers Realty
              Corporation, a Delaware corporation, filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the
              Commission on August 14, 1998 and incorporated herein by
              reference.
    10.13     Letter agreement between Lehman Brothers Realty Corporation, or an affiliate thereof ("Lender"), Arden Realty Finance
              III, L.L.C. ("Borrower"), Arden Realty, Inc. (the "REIT")
              and Arden Realty Limited Partnership (the "Operating
              Partnership"), filed as an exhibit to the Company's
              quarterly report on Form 10-Q filed with the Commission on
              August 14, 1998 and incorporated herein by reference.
    10.14     Loan Agreement by and between Arden Realty Finance IV, LLC, a Delaware limited liability company and Lehman Brothers
              Realty Corporation, a Delaware corporation, filed as an
              exhibit to the Company's quarterly report on Form 10-Q filed with the Commission on August 14, 1998 and incorporated
              herein by reference.
    10.15     Mortgage Note, dated June 8, 1998 for $100,600,000 by and
              between Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Maker"), and Lehman Brothers Realty
              Corporation, a Delaware corporation (Exhibit B to Exhibit
              10.14 above).
    10.16     Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.14
              above).
    10.17     Subordination, Non-Disturbance and Attornment Agreement
              (Exhibit D. to Exhibit 10.14 above).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.18     Deed of Trust, Assignment of Rents and Leases, Security
              Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance IV, L.L.C. as Grantor, to
              Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Commission on August 14, 1998 and
              incorporated herein by reference.
    10.19     Assignment of Leases and Rents ("Assignment") dated June 8,
              1998, by and between Arden Realty Finance IV, L.L.C., a
              Delaware limited liability company ("Assignor"), and Lehman
              Brothers Realty Corporation, a Delaware corporation, its
              successors and assigns ("Assignee"), filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the
              Commission on August 14, 1998 and incorporated herein by
              reference.
    10.20     Collateral Assignment of Management Agreement and
              Subordination Agreement (the "Agreement") dated as of June
              8, 1998 among Arden Realty Finance IV, L.L.C., a Delaware
              limited liability company ("Borrower"), Lehman Brothers
              Realty Corporation, a Delaware corporation, ("Lender"), and
              Arden Realty Limited Partnership, a Maryland limited
              partnership ("Manager"), filed as an exhibit to the
              Company's quarterly report on Form 10-Q filed with the
              Commission on August 14, 1998 and incorporated herein by
              reference.
    10.21     Security Agreement ("Security Agreement") is entered into as of June 8, 1998 by and between Arden Realty Finance IV,
              L.L.C., a Delaware limited liability company ("Debtor"), and
              Lehman Brothers Realty Corporation, a Delaware corporation
              ("Secured Party"), filed as an exhibit to the Company's
              quarterly report on Form 10-Q filed with the Commission on
              August 14, 1998 and incorporated herein by reference.
    10.22     Environmental Indemnity Agreement ("Agreement") dated June
              8, 1998 by Arden Realty Finance IV, L.L.C., a Delaware
              limited liability company ("Indemnitor"), in favor of Lehman
              Brothers Realty Corporation, a Delaware corporation
              ("Lender"), filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Commission on August 14,
              1998 and incorporated herein by reference.
    10.23     Letter agreement between Lehman Brothers Realty Corporation, or an affiliate thereof ("Lender"), Arden Realty Finance IV,
              L.L.C. ("Borrower"), Arden Realty, Inc. (the "REIT") and
              Arden Realty Limited Partnership (the "Operating
              Partnership"), filed as an exhibit to the Company's
              quarterly report on Form 10-Q filed with the Commission on
              August 14, 1998 and incorporated herein by reference.
    10.24     Amended and Restated Employment Agreement dated August 4,
              1998, between Arden Realty and Mr. Richard S. Ziman, filed as an exhibit to the Company's quarterly report on Form
              10-Q/A filed with the Commission on December 15, 1998 and
              incorporated herein by reference.
    10.25     Amended and Restated Employment Agreement dated August 4,
              1998, between Arden Realty and Mr. Victor J. Coleman, filed as an exhibit to the Company's quarterly report on Form
              10-Q/A filed with the Commission on December 15, 1998 and
              incorporated herein by reference.
    10.26     Amended and Restated Employment Agreement dated August 4,
              1998, between Arden Realty and Ms. Diana M. Laing, filed as an exhibit to the Company's quarterly report on Form 10-Q/A filed with the Commission on December 15, 1998 and
              incorporated herein by reference.
    10.27     Amended and Restated Employment Agreement dated August 4,
              1998, between Arden Realty and Mr. Andrew Sobel, filed as an exhibit to the Company's quarterly report on Form 10-Q/A
              filed with the Commission on December 15, 1998 and
              incorporated herein by reference.
    10.28     Amended and Restated Employment Agreement dated August 4,
              1998, between Arden Realty and Mr. Herbert Porter, filed as an exhibit to the Company's quarterly report on Form 10-Q/A filed with the Commission on December 15, 1998 and
              incorporated herein by reference.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.29     Amended and Restated Employment Agreement dated January 1,
              1999, between Arden Realty and Mr. Robert Peddicord, filed as a exhibit to the Company's quarterly report on Form 10-Q filed with the Commission on May 14, 1999 and incorporated herein by reference.
    10.30     Promissory Note dated August 14, 1998, between Arden Realty and Ms. Diana M. Laing, filed as an exhibit to the Company's quarterly report on Form 10-Q/A filed with the Commission on
              December 15, 1998 and incorporated herein by reference.
    10.31     Promissory Note dated August 14, 1998, between Arden Realty and Mr. Andrew J. Sobel, filed as an exhibit to the
              Company's quarterly report on Form 10-Q/A filed with the
              Commission on December 15, 1998 and incorporated herein by reference.
    10.32     Agreement dated August 14, 1998, between Arden Realty and
              Ms. Diana M. Laing, filed as an exhibit to the Company's
              quarterly report on Form 10-Q/A filed with the Commission on
              December 15, 1998 and incorporated herein by reference.
    10.33     Pledge Agreement dated August 14, 1998, between Arden Realty and Mr. Andrew J. Sobel, filed as an exhibit to the
              Company's quarterly report on Form 10-Q/A filed with the
              Commission on December 15, 1998 and incorporated herein by reference.
    10.34     Restricted Stock Agreement dated August 14, 1998, between
              Arden Realty and Ms. Diana M. Laing, filed as an exhibit to the Company's quarterly report on Form 10-Q/A filed with the
              Commission on December 15, 1998 and incorporated herein by reference.
    10.35     Restricted Stock Agreement dated August 14, 1998, between
              Arden Realty and Mr. Andrew J. Sobel, filed as an exhibit to the Company's quarterly report on Form 10-Q/A filed with the
              Commission on December 15, 1998 and incorporated herein by reference.
    10.36     Miscellaneous Rights Agreement among the Company, the
              Operating Partnership, NAMIZ, Inc. and Mr. Ziman as filed as an exhibit to Registration Statement on Form S-11 (No.
              333-8163) and incorporated herein by reference.
    10.37     Credit Facility documentation consisting of First Amended
              and Restated Revolving Credit Agreement by and among the
              Operating Partnership and Chase Manhattan Bank, Lehman
              Brothers Realty Corporation and Wells Fargo Bank as filed as an exhibit to Registration Statement of Form S-11 (No.
              333-30059) and incorporated herein by reference.
    10.38     Mortgage Financing documentation consisting of Loan
              Agreement by and between the Company's special purpose
              financing subsidiary and Lehman Brothers Realty Corporation
              (the Loan Agreement includes the Mortgage Note, Deed of
              Trust, and form of Tenant Estoppel Certificate and Agreement as exhibits) as filed as an exhibit to Registration
              Statement of Form S-11 (No. 333-30059) and incorporated
              herein by reference.
    10.39     Promissory Note, dated as of March 30, 1999, between
              Massachusetts Mutual Life Insurance Company and Arden Realty
              Finance V, L.L.C. filed as an exhibit to the Company's
              current report Form 8-K filed with the Commission on April
              20, 1999 and incorporated herein by reference.
    10.40     Deed of Trust and Security Agreement, dated as of March 30,
              1999, with Arden Realty Finance V, L.L.C. as the Trustor and
              Massachusetts Mutual Life Insurance Company as the
              Beneficiary filed as an exhibit to the Company's current
              report on Form 8-k filed with the Commission on April 20,
              1999 and incorporated herein by reference.
    10.41     Assignment of Leases and Rents, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and
              Arden Realty Finance V, L.L.C. filed as an exhibit to the
              Company's current report on Form 8-k filed with the
              Commission on April 20, 1999 and incorporated herein by
              reference.
    10.42     Subordination of Management Agreement, dated as of March 30,
              1999, between Massachusetts Mutual Life Insurance Company
              and Arden Realty Finance V. L.L.C. filed as an exhibit to
              the Company's current report on Form 8-k filed with the
              Commission on April 20, 1999 and incorporated herein by
              reference.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.43     Environmental Indemnification and Hold Harmless Agreement,
              dated as of March 30, 1999, between Massachusetts Mutual
              Life Insurance Company and Arden Realty Finance V, L.L.C.
              filed as an exhibit to the Company's current report on Form
              8-k filed with the Commission on April 20, 1999 and
              incorporated herein by reference.
    21.1      Subsidiary of Registrant as filed as an exhibit to
              Registration Statement on Form S-11 (No. 333-8163) and
              incorporated herein by reference.
    23.1      Consent of Independent Auditors.
    27.1      Financial Data Schedule.

     (c) REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2000.

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

                   NAME                                       TITLE                         DATE
                   ----                                       -----                         ----

           /s/ RICHARD S. ZIMAN                      Chairman of the Board,            March 24, 2000
------------------------------------------    Chief Executive Officer and Director
             Richard S. Ziman

          /s/ VICTOR J. COLEMAN                    President, Chief Operating          March 24, 2000
------------------------------------------            Officer and Director
            Victor J. Coleman

            /s/ DIANA M. LAING                      Executive Vice President           March 24, 2000
------------------------------------------         and Chief Financial Officer
              Diana M. Laing

           /s/ RICHARD S. DAVIS                       Senior Vice President            March 24, 2000
------------------------------------------        and Chief Accounting Officer
             Richard S. Davis

            /s/ CARL D. COVITZ                              Director                   March 24, 2000
------------------------------------------
              Carl D. Covitz

            /s/ LARRY S. FLAX                               Director                   March 24, 2000
------------------------------------------
              Larry S. Flax

            /s/ PETER S. GOLD                               Director                   March 24, 2000
------------------------------------------
              Peter S. Gold

            /s/ STEVEN C. GOOD                              Director                   March 24, 2000
------------------------------------------
              Steven C. Good

           /s/ KENNETH B. ROATH                             Director                   March 24, 2000
------------------------------------------
             Kenneth B. Roath

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Arden Realty, Inc.

     We have audited the accompanying consolidated balance sheets of Arden Realty, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the management of Arden Realty, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arden Realty, Inc. at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/  ERNST & YOUNG LLP

Los Angeles, California
January 31, 2000

                               ARDEN REALTY, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
ASSETS
Commercial properties:
  Land......................................................  $  467,157    $  447,339
  Buildings and improvements................................   1,833,052     1,673,149
  Tenant improvements.......................................     104,990        52,706
                                                              ----------    ----------
                                                               2,405,199     2,173,194
  Less: accumulated depreciation............................    (146,384)      (84,312)
                                                              ----------    ----------
                                                               2,258,815     2,088,882
  Properties under development..............................     183,349       150,716
                                                              ----------    ----------
  Net investment in real estate.............................   2,442,164     2,239,598
Cash and cash equivalents...................................       7,056         4,578
Restricted cash.............................................      18,513        12,409
Rent and other receivables, net of allowance of $2,390 and
  $1,573 at December 31, 1999 and 1998, respectively........      11,785         9,024
Mortgage notes receivable, net of discount of $2,014 and
  $2,463 at December 31, 1999 and 1998, respectively........      13,847        14,329
Deferred rent...............................................      23,932        17,004
Prepaid financing and leasing costs, net of accumulated
  amortization of $17,044 and $7,425 at December 31, 1999
  and 1998, respectively....................................      50,148        31,230
Prepaid expenses and other assets...........................       3,013         3,747
                                                              ----------    ----------
          Total assets......................................  $2,570,458    $2,331,919
                                                              ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans payable......................................  $  740,806    $  543,927
Unsecured lines of credit...................................     288,850       296,450
Accounts payable and accrued expenses.......................      34,482        21,787
Security deposits...........................................      16,073        13,933
Dividends payable...........................................      28,195        26,210
                                                              ----------    ----------
          Total liabilities.................................   1,108,406       902,307
                                                              ----------    ----------
Minority interests..........................................      86,294        56,222

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 20,000,000 shares
  authorized, none issued...................................          --            --
Common stock, $.01 par value, 100,000,000 shares authorized,
  63,358,977 and 62,407,737 issued and outstanding,
  respectively..............................................         633           624
Additional paid-in capital..................................   1,377,292     1,374,813
Notes receivable from officers for purchase of common
  stock.....................................................      (2,167)       (2,047)
                                                              ----------    ----------
          Total stockholders' equity........................   1,375,758     1,373,390
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $2,570,458    $2,331,919
                                                              ==========    ==========

See accompanying notes to financial statements.

                               ARDEN REALTY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Revenue....................................................  $337,853    $281,067    $133,817
Property operating expenses................................   101,284      86,570      44,332
                                                             --------    --------    --------
                                                              236,569     194,497      89,485
General and administrative.................................     7,393       6,665       4,322
Interest...................................................    60,239      43,403      19,511
Depreciation and amortization..............................    69,837      51,822      20,260
Interest and other income..................................    (2,822)     (3,515)     (1,630)
Loss on valuation of derivative............................        --          --       3,111
                                                             --------    --------    --------
Income before minority interests...........................   101,922      96,122      43,911
Minority interests.........................................    (5,296)     (5,447)     (4,281)
                                                             --------    --------    --------
Net income.................................................  $ 96,626    $ 90,675    $ 39,630
                                                             ========    ========    ========
Net income per common share:
  Basic....................................................  $   1.53    $   1.55    $   1.43
                                                             ========    ========    ========
  Diluted..................................................  $   1.53    $   1.54    $   1.41
                                                             ========    ========    ========
Weighted average number of common shares:
  Basic....................................................    63,016      58,660      27,794
                                                             ========    ========    ========
  Diluted..................................................    63,072      58,814      28,039
                                                             ========    ========    ========

See accompanying notes to financial statements.

                               ARDEN REALTY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        RETAINED          NOTES
                                      COMMON STOCK       ADDITIONAL     EARNINGS        RECEIVABLE         TOTAL
                                  --------------------    PAID IN     (ACCUMULATED)   FROM OFFICERS-   STOCKHOLDERS'
                                    SHARES     AMOUNTS    CAPITAL        DEFICIT       SHAREHOLDERS       EQUITY
                                  ----------   -------   ----------   -------------   --------------   -------------
Balance at January 1, 1997......  21,679,500    $217     $  337,432     $ (5,672)        $    --        $  331,977
  Common stock issued in
    connection with the exercise
    of options..................     146,666       1          2,933           --              --             2,934
  Stock option compensation.....          --      --             92           --              --                92
  Sale of common stock, net of
    offering costs of $18,588...  13,750,000     138        340,493           --              --           340,631
  OP units converted............     220,538       2          3,425           --              --             3,427
  Net income....................          --      --             --       39,630              --            39,630
  Dividends declared and
    payable.....................          --      --        (11,750)     (33,958)             --           (45,708)
                                  ----------    ----     ----------     --------         -------        ----------
Balance at December 31, 1997....  35,796,704     358        672,625           --              --           672,983
                                  ----------    ----     ----------     --------         -------        ----------
  Sale of common stock, net of
    offering costs of $38,076...  26,296,047     263        706,319           --              --           706,582
  OP units converted............     229,880       2          3,897           --              --             3,899
  Warrants......................          --      --          3,600           --              --             3,600
  Notes and interest receivable
    from officers...............      85,106       1          1,999                       (2,047)              (47)
  Net income....................          --      --             --       90,675              --            90,675
  Dividends declared and
    payable.....................          --      --        (13,627)     (90,675)             --          (104,302)
                                  ----------    ----     ----------     --------         -------        ----------
Balance at December 31, 1998....  62,407,737     624      1,374,813           --          (2,047)        1,373,390
                                  ----------    ----     ----------     --------         -------        ----------
  OP units converted............     951,240       9         19,233           --              --            19,242
  Preferred partnership units
    issuance costs..............          --      --         (1,000)          --              --            (1,000)
  Interest on notes receivable
    from officers...............          --      --             --           --            (120)             (120)
  Net income....................          --      --             --       96,626              --            96,626
  Dividends declared and
    payable.....................          --      --        (15,754)     (96,626)             --          (112,380)
                                  ----------    ----     ----------     --------         -------        ----------
Balance at December 31, 1999....  63,358,977    $633     $1,377,292     $     --         $(2,167)       $1,375,758
                                  ==========    ====     ==========     ========         =======        ==========

See accompanying notes to financial statements.

                               ARDEN REALTY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                              -------------------------------------
                                                                1999          1998          1997
                                                              ---------    -----------    ---------
OPERATING ACTIVITIES:
Net income..................................................  $  96,626    $    90,675    $  39,630
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Minority interests........................................      5,296          5,447        4,281
  Depreciation and amortization.............................     69,837         51,822       20,260
  Amortization of loan costs and fees.......................      2,868          1,941          823
  Changes in operating assets and liabilities:
    Rents and other receivables.............................     (2,279)         1,280      (22,340)
    Deferred rent...........................................     (6,928)        (8,193)      (2,742)
    Prepaid financing and leasing costs.....................    (25,893)       (24,821)     (10,796)
    Prepaid expenses and other assets.......................        734          1,538       (3,497)
    Accounts payable and accrued expenses...................     12,675          5,182       10,280
    Security deposits.......................................      2,140          7,086        3,257
                                                              ---------    -----------    ---------
Net cash provided by operating activities...................    155,076        131,957       39,156
                                                              ---------    -----------    ---------
INVESTING ACTIVITIES:
Acquisitions and improvements to commercial properties......   (268,296)    (1,099,517)    (639,670)
Escrow deposit..............................................         --         20,000      (20,000)
                                                              ---------    -----------    ---------
Net cash used in investing activities.......................   (268,296)    (1,079,517)    (659,670)
                                                              ---------    -----------    ---------
FINANCING ACTIVITIES:
Proceeds from mortgage loans................................    310,038        677,520      308,202
Repayment of mortgage loans.................................   (113,259)      (370,659)    (175,036)
Proceeds from secured line of credit........................         --             --       28,700
Repayment of secured line of credit.........................         --             --      (28,700)
Proceeds from unsecured lines of credit.....................    209,661        413,350      443,500
Repayments of unsecured lines of credit.....................   (217,261)      (357,300)    (254,100)
Increase in restricted cash.................................     (6,104)        (8,369)      (4,040)
Proceeds from issuance of common stock, net of offering
  costs.....................................................         --        706,582      343,565
Distributions to and contributions from minority interests,
  net.......................................................     (4,629)       (22,017)      (3,534)
Distributions to preferred operating partnership units
  holder....................................................     (1,354)            --           --
Dividends paid..............................................   (110,394)       (92,269)     (40,375)
Proceeds from issuance of preferred operating partnership
  units.....................................................     50,000             --           --
Preferred operating partnership units issuance cost.........     (1,000)            --           --
                                                              ---------    -----------    ---------
Net cash provided by financing activities...................    115,698        946,838      618,182
                                                              ---------    -----------    ---------
Net increase (decrease) in cash and cash equivalents........      2,478           (722)      (2,332)
Cash and cash equivalents at beginning of period............      4,578          5,300        7,632
                                                              ---------    -----------    ---------
Cash and cash equivalents at end of period..................  $   7,056    $     4,578    $   5,300
                                                              =========    ===========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amount
  capitalized...............................................  $  58,365    $    48,206    $  19,191
                                                              =========    ===========    =========

See accompanying notes to financial statements.

                               ARDEN REALTY, INC.

                         NOTES TO FINANCIAL STATEMENTS

 1. BUSINESS

  Description of Business

     The terms "Arden Realty", "us", "we" and "our" as used in these financial statements refer to Arden Realty, Inc. We are a self-administered and self-managed real estate investment trust "REIT" that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California.

  Organization and Formation of the Company

     We were incorporated in Maryland in May 1996 and are the sole general partner of Arden Realty Limited Partnership (the "Operating Partnership"). We conduct substantially all of our business through the Operating Partnership and certain other majority owned subsidiaries, which hold our interests in our real estate assets. Commencing with our taxable year ended December 31, 1996, we have operated and qualified as a REIT for federal income tax purposes.

     Since our formation in 1996, we have acquired 118 properties containing approximately 14.5 million net rentable square feet for a total purchase price of approximately $1.9 billion. As of December 31, 1999, our portfolio consisted of 142 primarily suburban office properties containing approximately 18.5 million net rentable square feet and three properties with approximately 700,000 net rentable square feet under development. As of December 31, 1999, our properties were approximately 95.1% leased, excluding three existing properties under renovation.

 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Arden Realty, the Operating Partnership, and its other subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The minority interests at December 31, 1999 and December 31, 1998 consisted of limited partnership interests in the Operating Partnership of approximately 3.3% and 4.7%, respectively, exclusive of ownership interests of our preferred units holder.

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

  Segment Information

     We view our operations as principally one segment and the financial information disclosed herein represents all of the financial information related to our principal operating segment.

  Commercial Properties

     Our properties are stated at cost. When indicators of impairment exist, write-downs to estimated fair value would be recognized if a property's estimated undiscounted future cash flows, before interest charges, are less than its book value. Based on our assessment, no write-downs to estimated fair value were necessary as of December 31, 1999 and 1998, respectively.

     Repair and maintenance costs are charged to expenses as incurred and significant replacements and betterments are capitalized.

     Depreciation is calculated under the straight-line method using forty-year lives for buildings, ten-year lives for building improvements and five-year lives for furniture, fixtures and equipment. Amortization of tenant improvements is calculated using the straight-line method over the term of the related lease.

  Cash Equivalents

     Cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired.

  Restricted Cash

     Restricted cash at December 31, 1999 and 1998 primarily consists of $13.7 million and $10 million, respectively, in cash deposits as required by certain of our mortgage loans payable and $4.8 million and $2.4 million, respectively, in impound accounts for real estate taxes and insurance, as required by certain of our mortgage loans payable.

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

  Income Taxes

     We generally will not be subject to federal income taxes as long as we continue to qualify as a REIT. A REIT will generally not be subject to federal income taxation on that portion of income that qualifies as REIT taxable income and to the extent that it distributes such taxable income to its stockholders and complies with certain requirements. As a REIT, we are allowed to reduce taxable income by all or a portion of distributions to stockholders and must distribute at least 95% of our taxable income to qualify as a REIT. As dividends have eliminated taxable income, and compliance with certain requirements have been met, no Federal income tax provision has been reflected in the accompanying consolidated financial statements. State income tax requirements are essentially the equivalent of the Federal rules.

     During 1999, 1998 and 1997, we declared dividends of $1.78, $1.68 and $1.60 per share, respectively. For federal income tax purposes $1.63, $1.53 and $1.45 per share was reported to shareholders as ordinary income for 1999, 1998 and 1997, respectively. A total of $0.445 per share of the fourth quarter 1999 dividend will be reported to shareholders in 2000.

  Fair Value of Financial Instruments

     Our disclosures of estimated fair value of financial instruments at December 31, 1999 were determined using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

     Our cash equivalents, mortgage notes receivable, accounts payable, the lines of credit and other financial instruments are carried at amounts that reasonably approximate their fair value amounts. The unrealized gain on our mortgage notes payable at December 31, 1999 was approximately $20.4 million. Estimated fair value is based on interest rates currently available for issuance of debt with similar terms and remaining maturities.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

 3. COMMERCIAL PROPERTIES

     The following table sets forth certain information regarding our acquisition of office properties for the year ended December 31, 1999.

                                                       APPROXIMATE                        TOTAL
                                                       NET RENTABLE     MONTH OF       ACQUISITION
            PROPERTY NAME                LOCATION      SQUARE FEET     ACQUISITION         COST
            -------------                --------      ------------    -----------    --------------
                                                                                      (IN THOUSANDS)
Hillside Corporate Center............  Westlake           59,876       February          $ 9,600
Westlake Gardens II..................  Westlake           48,874       April               7,300
Howard Hughes Tower..................  Los Angeles       313,833       May                53,000
2001 Wilshire Boulevard..............  Santa Monica      101,125       September          19,900
                                                         -------                         -------
                                                         523,708                         $89,800
                                                         =======                         =======

     We capitalize interest and taxes related to buildings under construction and renovation to the extent those assets qualify for capitalization.

     Total interest incurred and the amount capitalized for the years ended December 31, 1999, 1998 and 1997 were as follows (in thousands):

                                                         1999       1998       1997
                                                        -------    -------    -------
Total interest incurred...............................  $69,826    $52,323    $20,689
Interest capitalized..................................   (9,587)    (8,920)    (1,178)
                                                        -------    -------    -------
Interest expensed.....................................  $60,239    $43,403    $19,511
                                                        =======    =======    =======

     Office space in our properties is generally leased to tenants under lease terms that provide for the tenants to pay for increases in operating expenses in excess of specified amounts.

     Future minimum lease payments to be received under noncancelable operating leases existing as of December 31, 1999, are as follows (in thousands):

2000......................................................  $278,668
2001......................................................   241,222
2002......................................................   200,375
2003......................................................   152,055
2004......................................................    97,517
Thereafter................................................   159,542

     The above future minimum lease payments do not include payments received for tenant reimbursements of specified operating expenses.

     We lease the land underlying the office buildings or parking structures of six of our buildings. Ground lease expense, including amounts netted against parking revenues, was approximately $1.7 million, $2.0 mil-lion and $1.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum ground lease payments due under existing ground leases are as follows (in thousands):

2000......................................................  $  1,716
2001......................................................     1,717
2002......................................................     1,754
2003......................................................     1,754
2004......................................................     1,785
Thereafter................................................   118,307

 4. MORTGAGE NOTES RECEIVABLE

     In September 1997, we purchased two mortgage notes receivable, secured by a single commercial office property, with an aggregate balance of approximately $17.6 million, for approximately $14.4 million. The notes bear interest at the Eleventh District Cost of Funds plus 3.25% per annum, require monthly payments of principal, interest, and additional net cash flow from the office property and mature on May 31, 2004. These notes had an effective interest rate of 7.9% at December 31, 1999.

5. MORTGAGE LOANS PAYABLE AND UNSECURED LINES OF CREDIT

     A summary of mortgage loans payable and unsecured lines of credit are as follows:

                                DECEMBER 31,         EFFECTIVE ANNUAL                               NUMBER OF        MATURITY
      MORTGAGE DEBT        -----------------------   INTEREST RATE AT      FIXED/FLOATING          PROPERTIES         MONTH/
   FIXED TYPE OF DEBT          1999         1998     DECEMBER 31, 1999          DEBT              SECURING LOAN        YEAR
   ------------------      ------------   --------   -----------------   -------------------   -------------------   --------
                               (IN THOUSANDS)
MORTGAGE LOANS PAYABLE:
Fixed Rate
Mortgage Financing
  I(1)...................   $  175,000    $175,000         7.52%                       Fixed              18           6/04
Mortgage Financing
  III(2).................      136,100     136,100         6.74                        Fixed              22           4/08
Mortgage Financing
  IV(2)..................      111,200     111,200         6.61                        Fixed              12           4/08
Mortgage Financing
  V(3)...................      114,016          --         6.94                        Fixed              12           4/09
Mortgage Financing
  VI(3)..................       22,426          --         7.54                        Fixed               3           4/09
Westwood Center(3).......       14,859      15,167         8.09                        Fixed               1           5/03
Activity Business
  Center(3)..............        8,003       8,142         8.85                        Fixed               1           5/06
299 North Euclid(2)......        5,000       5,000         7.00                        Fixed               1           7/02
145 South Fairfax(3).....        4,050       4,079         8.93                        Fixed               1           1/27
Marin Corporate
  Center(3)..............        3,168       3,257         9.00                        Fixed               1           7/15
Conejo Business
  Center(3)..............        3,114       3,203         8.75                        Fixed         (Note 4)          7/15
Conejo Business
  Center(3)..............        1,358       1,401         7.88                        Fixed         (Note 4)          7/15
                            ----------    --------
                               598,294     462,549
Floating Rate
Lehman Prepayable Term
  Loan II and III(1).....      120,475          --         8.07                 LIBOR + 2.25%              9          11/00
Construction Loan........       22,037          --         8.23                  LIBOR + 2.0%        (Note 5)         12/00
Lehman Prepayable Term
  Loan I.................           --      81,378           --                  LIBOR + .75%              7             --
                            ----------    --------
                               740,806     543,927
UNSECURED LINES OF
  CREDIT:
Wells Fargo Line of
  Credit.................      280,850     296,450         7.52                  LIBOR + 1.3%             --           6/00
City National Bank Line
  of Credit..............        8,000          --         7.63           Prime Rate - 0.875%             --           8/00
                            ----------    --------
                               288,850     296,450
                            ----------    --------
        Total Debt.......   $1,029,656    $840,377
                            ==========    ========

---------------
(1) Requires monthly payments of interest only, with outstanding principal balance due upon maturity.

(2) Requires monthly payments of interest only for five years and monthly payments of principal and interest thereafter.

(3) Requires monthly payments of principal and interest.

(4) Both mortgage loans are secured by the Conejo Business Center property.

(5) This loan is secured by certain property and construction improvements relating to the 6060 Center Drive office building in the Howard Hughes Center.

  Mortgage Loans Payable

     On April 5, 1999, we closed a $115 million loan with Mass Mutual Life Insurance Company (the "Mortgage Financing V"). Proceeds from this loan were used to repay $76.4 million of our Lehman Prepayable Term Loan I and to repay a portion of our unsecured lines of credit. On April 30, 1999 we closed a $22.5 million loan with Lehman Brothers, Limited Partnership (the "Mortgage Financing VI"). Proceeds from this loan were used to repay a portion of our unsecured lines of credit. On May 5, 1999, we refinanced the remaining $35 million outstanding under the Lehman Prepayable Term Loan I with one secured note payable totaling $62.5 million (the "Lehman Prepayable Term Loan II") to an affiliate of Lehman Brothers. The remaining proceeds from this loan were used to repay a portion of our unsecured lines of credit.

     On July 23, 1999, we entered into a construction loan with a total commitment of $50 million (the "Construction Loan") related to our development of the approximately 241,000 net rentable square foot Center Drive office building in the Howard Hughes Center. Subject to meeting certain construction completion and leasing benchmarks, as defined, the interest rate on the Construction Loan may be reduced to LIBOR plus 1.75%, then to LIBOR plus 1.5%. As of December 31, 1999, there was $22.0 million outstanding on the Construction Loan and $28 million was available for additional borrowing.

     On July 27, 1999, we closed a $58 million loan with Lehman Brothers, Inc. (the "Lehman Prepayable Term Loan III"). Proceeds from this loan were used to repay a portion of our unsecured lines of credit and to fund certain capital expenditures. In January 2000, we expanded this loan from $58 million to $83 million.

     In connection with two of our mortgage loans payable to an affiliate of Lehman Brothers, we entered into a treasury rate lock agreement, or the swap agreement, with a notional amount of $100 million and locked in the United States 10-year treasury rate at 6.174%. On April 16, 1998, we settled the swap agreement for $4.5 million and are amortizing the cost of settling the swap agreement over the term of the two related mortgage loans payable to an affiliate of Lehman Brothers.

     Following is a summary of scheduled principal payments for our mortgage loans as of December 31, 1999 (in thousands):

                        YEAR ENDED
                       DECEMBER 31,                          AMOUNT
                       ------------                         --------
2000......................................................  $145,299
2001......................................................     3,004
2002......................................................     8,236
2003......................................................    16,838
2004......................................................   178,292
Thereafter................................................   389,137
                                                            --------
                                                            $740,806
                                                            ========

  Unsecured Lines of Credit

     As of December 31, 1999 and 1998, we had an unsecured line of credit in the amount of $300 million with a group of banks led by Wells Fargo Bank. This line of credit has an interest rate that ranges between LIBOR plus 1.2% and LIBOR plus 1.45%, depending on our leverage ratio. The effective interest rate at December 31, 1999 was 7.52%. The interest rate may be lowered to between LIBOR plus 0.9% and LIBOR plus 1.15%, depending on our unsecured debt rating. Under certain circumstances, we have the option to convert the interest rate to the prime rate plus 0.5%. The outstanding principal balance of this line of credit was $280.9 million and $296.4 million at December 31, 1999 and 1998, respectively.

     This line of credit is subject to customary conditions to borrowing; contains representations, warranties and defaults customary in REIT financings; and contains financial covenants, including requirements for a minimum tangible net worth, maximum liabilities to asset values, and minimum interest, unsecured interest and fixed charge coverage ratios, all calculated as defined in the Wells Fargo line of credit documentation, and requirements to maintain a pool of unencumbered properties that meet certain defined characteristics and are approved by the group of banks led by Wells Fargo Bank. This line of credit also contains restrictions on, among other things, indebtedness, investments, distributions, liens and mergers. In addition, this line of credit has a commitment fee ranging from 0.125% to 0.25% on the unused balance. This line of credit matures on June 1, 2000. Proceeds from this line of credit have been used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other purposes.

     As of December 31, 1999 and 1998 we also had an unsecured line of credit in the amount of $10 million with City National Bank.

     In January 1997, we entered into interest rate floor and cap transactions with a notional amount of $155.0 million to hedge our exposure to variable interest rates. We entered into these agreements to convert floating rate liabilities to fixed rate liabilities. In July 1997, we repaid all of our outstanding floating rate debt at the time with proceeds from an equity offering and in October 1997, the swap agreement was retired resulting in a loss on the derivative of $3.1 million.

 6. STOCKHOLDERS' EQUITY

     On September 7, 1999, we completed a $50 million private placement of 8 5/8% Series B Cumulative Redeemable Preferred operating partnership units, or Preferred Op Units, to an institutional investor. The Preferred OP Units are callable by us after five years and are exchangeable after ten years by the holder into our 8 5/8% Series B Cumulative Redeemable Preferred Stock, on a one-for-one basis. The Preferred OP Units have no stated maturity or mandatory redemption and are subordinate to all debt. We used the net proceeds from this private placement to repay a portion of our lines of credit.

     On January 12, 1998, we filed a form S-3 Registration Statement, or the Registration Statement, with the Securities Exchange Commission to offer in one or more series, shares of our $.01 par value common stock with an aggregate public offering price of up to $1.0 billion. This Registration Statement was declared effective on January 21, 1998.

     During 1998, we completed four equity offerings under the Registration Statement, as follows (in thousands):

                                                  NUMBER         GROSS        FEES         NET
                                       DATE      OF SHARES      PROCEEDS    AND COSTS    PROCEEDS
                                      -------    ---------      --------    ---------    --------
Unit Trust(a).......................  2/18/98        882        $ 24,970     $ 1,349     $ 23,621
Public Offering.....................  2/19/98     23,000         651,188      32,982      618,206
Unit Trust(a).......................  2/23/98      1,304          37,000       1,945       35,055
Unit Trust(a).......................  4/23/98      1,110          31,500       1,800       29,700
                                                  ------        --------     -------     --------
                                                  26,296(b)     $744,658     $38,076     $706,582
                                                  ======        ========     =======     ========

---------------
(a) Shares of common stock issued to the trustees of unrelated registered unit investment trusts.

(b) Excludes 229,880 shares issued in connection with Operating Partnership Unit conversions and 85,106 shares issued to officers for purchases of common stock .

     There were no equity offerings under the Registration Statement during 1999.

     An Operating Partnership Unit, or OP Unit, and a share of common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An OP Unit may be redeemed for cash or, at our election, for shares of common stock on a one-for-one basis.

     During 1998, we issued 300,255 common OP Units, valued at approximately $8.2 million in connection with certain property acquisitions. During 1998, we also redeemed 542,382 common OP Units at a cost of approximately $16.3 million in cash based on the original issuance price of the related common OP Units.

     A dividend was declared on December 1, 1999 to stockholders of record on December 31, 1999 of $0.445 per common share, for the quarter ended December 31, 1999. This dividend was paid on January 27, 2000. Arden Realty declared dividends of $1.78 per common share for the year ended December 31. 1999.

 7. COMMITMENTS AND CONTINGENCIES

  Capital Commitments

     As of December 31, 1999, we had approximately $23.6 million outstanding in capital commitments related to tenant improvements, renovation costs and general property-related capital expenditures.

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

 8. RELATED PARTY TRANSACTIONS

  Promissory Notes Receivable from Officers

     In August 1998, we issued 85,106 shares of common stock, related to the issuance of 42,553 shares of common stock to each of two executive officers. In consideration for the issuance of the common stock, the executive officers executed promissory notes in the amount of $1 million each.

     The promissory notes are recourse and secured by the shares of common stock issued to the executive officers, bear interest at 6% per year with all accrued interest and principal due on August 14, 2004. Provided that the executive officers are still employed by us, the outstanding principal amount of the promissory notes will be forgiven as follows; August 14, 2001, $100,000; August 14, 2002, $166,667; August 14, 2003, $200,000; and August 14, 2004, $200,000.
Additionally, provided that the executive officers are still employed by us, all accrued and unpaid interest and the outstanding principal amount of the promissory notes will be forgiven upon a change in control, as defined in the promissory note, of us or upon the death or disability of the executive officers. See Note 14.

 9. REVENUE FROM RENTAL OPERATIONS AND PROPERTY OPERATING EXPENSES

     Revenue from rental operations and property operating expenses for the years ended December 31, 1999, 1998 and 1997 are summarized as follows (in thousands):

                                                       1999        1998        1997
                                                     --------    --------    --------
REVENUE FROM RENTAL OPERATIONS:
  Rental...........................................  $292,688    $250,467    $118,085
  Tenant reimbursements............................    13,863       9,505       5,945
  Parking, net of expenses.........................    14,384      12,223       7,397
  Other rental operations..........................    16,918       8,872       2,390
                                                     --------    --------    --------
                                                      337,853     281,067     133,817
                                                     --------    --------    --------
PROPERTY OPERATING EXPENSES:
  Repairs and maintenance..........................    32,902      27,141      15,154
  Utilities........................................    28,305      26,559      14,321
  Real estate taxes................................    23,167      19,433       8,003
  Insurance........................................     3,993       4,110       2,125
  Ground rent......................................       891         714         314
  Marketing and other..............................    12,026       8,613       4,415
                                                     --------    --------    --------
                                                      101,284      86,570      44,332
                                                     --------    --------    --------
                                                     $236,569    $194,497    $ 89,485
                                                     ========    ========    ========

10. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                         1999       1998       1997
                                                        -------    -------    -------
Net income............................................  $96,626    $90,675    $39,630
                                                        =======    =======    =======
Weighted average shares -- basic......................   63,016     58,660     27,794
Weighted average dilutive stock options...............       56        154        245
                                                        -------    -------    -------
Weighted average shares -- diluted....................   63,072     58,814     28,039
                                                        =======    =======    =======
Basic net income per share............................  $  1.53    $  1.55    $  1.43
                                                        =======    =======    =======
Diluted net income per share..........................  $  1.53    $  1.54    $  1.41
                                                        =======    =======    =======

11. STOCK OPTION PLAN

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

     We established a stock option plan for the purpose of attracting and retaining executive officers, directors and other key employees. As of December 31, 1999, 4,200,000 of our authorized shares of common stock have been reserved for issuance under that plan.

     All holders of the above options have a ten-year period to exercise and all options were granted at exercise prices equal to the market prices at the date of the grant.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if Arden Realty had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rate of 6.67%, 5.68%, and 5.81%; dividend yield of 5.79%, 7.25% and 5.2%; volatility factor of the expected market price of Arden Realty's common stock of .245,
 .268, and .194. The weighted average expected life of the options ranges between eight and 10 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and director stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Our pro forma information for the years ended December 31, 1999, 1998 and 1997 follows (in thousands, except earnings per share information):

                                                         1999       1998       1997
                                                        -------    -------    -------
Pro forma net income..................................  $92,490    $88,711    $38,711
                                                        =======    =======    =======
Pro forma net income per share........................  $  1.46    $  1.51    $  1.39
                                                        =======    =======    =======

     A summary of Arden Realty's stock option activity, and related information for the years ended December 31, 1999, 1998 and 1997 follows:

                                          1999                    1998                    1997
                                  --------------------    --------------------    --------------------
                                             WEIGHTED-               WEIGHTED-               WEIGHTED-
                                              AVERAGE                 AVERAGE                 AVERAGE
                                  OPTIONS    EXERCISE     OPTIONS    EXERCISE     OPTIONS    EXERCISE
                                  (000S)       PRICE      (000S)       PRICE      (000S)       PRICE
                                  -------    ---------    -------    ---------    -------    ---------
Outstanding, beginning of
  period........................   3,140      $25.56       1,303      $25.27         930      $20.15
Granted.........................     760       19.67       1,847       26.03         556       32.09
Exercised.......................      --          --          --          --        (147)      20.00
Forfeited.......................     (10)      25.94         (10)      20.00         (36)      20.00
                                  ------      ------      ------      ------      ------      ------
Outstanding at end of year......   3,890      $25.38       3,140      $25.56       1,303      $25.27
                                  ======      ======      ======      ======      ======      ======
Weighted-average fair value of
  options granted...............  $ 3.35                  $ 3.27                  $ 3.72
                                  ======                  ======                  ======

     Exercise prices for options outstanding as of December 31, 1999 ranged from $19.13 to $32.25. The weighted average remaining contractual life of those options is 8.4 years.

12. EMPLOYEE RETIREMENT SAVINGS PLAN

     Effective June 12, 1997, we adopted a retirement savings plan pursuant to
Section 401(k) of the Internal Revenue Code whereby participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. The plan provides for matching contributions by us, which amounted to approximately $385,000 in 1999, $187,000 in 1998 and $71,000 in 1997. Plan participants are immediately vested in their contributions and are vested equally over four years in matching contributions by us.

13. YEAR 2000 -- UNAUDITED

     In 1999, we completed our remediation and testing of systems with respect to the Year 2000 date change. As a result of our planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We incurred costs of approximately $500,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year to ensure that any latent Year 2000 matters that may arise are addressed promptly.

14. SUBSEQUENT EVENT -- UNAUDITED

  Promissory Note Receivable From Officers

     Andrew Sobel resigned as Executive Vice President and Director of Property Operations effective February 18, 2000. At the time of his termination, Mr. Sobel surrendered the common stock underlying his promissory note, discussed in
Note 8 above, and executed a new promissory note in the amount of $223,887, representing the difference between the value of the common stock surrendered and the unpaid principal and interest on his original promissory note. The new promissory note bears interest at 6.56%, with all accrued interest and principal due on February 18, 2002. In addition, effective with his termination, Arden Realty and Mr. Sobel entered into a consulting and non-competition agreement for a term of two years. Under this agreement, Mr. Sobel will receive compensation of $6,000 per month, which will be applied against the unpaid interest and principal on the new promissory note.

  Debt Offering

     On March 17, 2000, the Operating Partnership issued $250 million of senior unsecured notes in two tranches, with $200 million at an interest rate of 8.875% due in March 2005 and $50 million at an interest rate of 9.150% due in March 2010. These notes will be the Operating Partnership's senior unsecured obligations and pay interest semi-annually on March 1, and September 1, of each year. Net proceeds from this offering were used to repay two prepayable term loans to an affiliate of Lehman Brothers described above totaling $145.5 million, a $5.0 million mortgage loan and approximately $96.1 million under our unsecured lines of credit. These senior unsecured notes were issued in a private placement in reliance upon an exemption from registration provided by Section 144(a) under the Securities Act. As part of issuing these notes, the Operating Partnership has agreed to file a registration statement with the Securities and Exchange Commission within 90 days after the notes are issued, enabling the holders of the notes to exchange the privately placed notes for publicly traded notes with identical terms other than those pertaining to transfer restrictions and liquidated damages.

  Dividend Declaration

     On March 17, 2000, we declared a first quarter dividend of $0.465 per share to shareholders of record on March 31, 2000.

15. QUARTERLY RESULTS

     Following is a summary of our revenue and expenses for the years ended December 31, 1999, 1998 and 1997. Revenue and expenses have fluctuated significantly from quarter to quarter primarily due to property acquisitions (unaudited).

                                         FOR THE QUARTER ENDED (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                 --------------------------------------------------------------------------
                                 MARCH 31, 1999    JUNE 30, 1999    SEPTEMBER 30, 1999    DECEMBER 31, 1999
                                 --------------    -------------    ------------------    -----------------
Revenue........................     $ 79,336         $ 82,712            $ 86,723             $ 89,082
Property operating expenses....      (23,510)         (24,444)            (26,744)             (26,586)
General and administrative.....       (1,496)          (1,687)             (1,832)              (2,378)
Interest expense...............      (13,183)         (14,455)            (16,047)             (16,554)
Depreciation and
  amortization.................      (16,215)         (17,173)            (17,810)             (18,639)
Interest and other income......          670              671                 751                  730
Minority interests.............       (1,211)            (971)             (1,120)              (1,994)
                                    --------         --------            --------             --------
Net Income.....................     $ 24,391         $ 24,653            $ 23,921             $ 23,661
                                    ========         ========            ========             ========
Net income per share:
  Basic........................     $    .39         $    .39            $    .38             $    .37
                                    ========         ========            ========             ========
  Diluted......................     $    .39         $    .39            $    .38             $    .37
                                    ========         ========            ========             ========

                                         FOR THE QUARTER ENDED (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                 --------------------------------------------------------------------------
                                 MARCH 31, 1998    JUNE 30, 1998    SEPTEMBER 30, 1998    DECEMBER 31, 1998
                                 --------------    -------------    ------------------    -----------------
Revenue........................     $ 54,759         $ 70,503            $ 76,738             $ 79,067
Property operating expenses....      (16,738)         (21,543)            (24,072)             (24,217)
General and administrative.....       (1,635)          (1,388)             (1,564)              (2,078)
Interest expense...............       (8,612)         (10,539)            (11,988)             (12,264)
Depreciation and
  amortization.................      (11,296)         (12,930)            (12,954)             (14,642)
Interest and other income......        1,458              695                 680                  682
Minority interests.............       (1,752)          (1,183)             (1,253)              (1,259)
                                    --------         --------            --------             --------
Net Income.....................     $ 16,184         $ 23,615            $ 25,587             $ 25,289
                                    ========         ========            ========             ========
Net income per share:
  Basic........................     $    .34         $    .38            $    .41             $    .41
                                    ========         ========            ========             ========
  Diluted......................     $    .34         $    .38            $    .41             $    .40
                                    ========         ========            ========             ========

                                         FOR THE QUARTER ENDED (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                 --------------------------------------------------------------------------
                                 MARCH 31, 1997    JUNE 30, 1997    SEPTEMBER 30, 1997    DECEMBER 31, 1997
                                 --------------    -------------    ------------------    -----------------
Revenue........................     $ 24,916         $ 29,704            $ 36,431             $ 42,766
Property operating expenses....       (7,894)          (9,544)            (11,737)             (15,157)
General and administrative.....         (918)            (931)               (979)              (1,494)
Interest expense...............       (3,024)          (5,883)             (4,816)              (5,788)
Loss on valuation of
  derivative...................           --               --              (3,111)                  --
Depreciation and
  amortization.................       (3,562)          (4,458)             (5,241)              (6,999)
Interest and other income......           54               59                 450                1,067
Minority interests.............       (1,134)          (1,090)               (881)              (1,176)
                                    --------         --------            --------             --------
Net Income.....................     $  8,438         $  7,857            $ 10,116             $ 13,219
                                    ========         ========            ========             ========
Net income per share:
  Basic........................     $    .39         $    .36            $    .31             $    .37
                                    ========         ========            ========             ========
  Diluted......................     $    .38         $    .36            $    .31             $    .37
                                    ========         ========            ========             ========

16. SCHEDULE OF COMMERCIAL PROPERTIES AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999
                    (IN THOUSANDS, EXCEPT SQUARE FOOT DATA)

                                                  INITIAL COSTS             BASIS STEP UP
                                             ------------------------   ----------------------   COSTS CAPITALIZED
                                  SQUARE                BUILDINGS AND            BUILDINGS AND     SUBSEQUENT TO
                                 FOOTAGE       LAND     IMPROVEMENTS     LAND    IMPROVEMENTS     ACQUISITION(2)
                                ----------   --------   -------------   ------   -------------   -----------------
Century Park Center...........     243,404   $  7,189    $   16,742     $   --      $   --           $  7,604
Beverly Atrium................      59,650      4,127        11,513        117         328              2,146
Woodland Hills Financial
 Center.......................     224,955      6,566        14,754        365         880              4,788
Anaheim City Centre...........     175,391        515        11,199         94       2,075              3,069
425 West Broadway.............      71,589      1,500         4,436        305         918                815
1950 Sawtelle.................     103,106      1,988         7,263         --          --              1,677
Bristol Plaza.................      84,014      1,820         3,380        257         485              1,827
16000 Ventura.................     174,841      1,700        17,189        185       1,929              2,856
5000 East Spring..............     163,358         --        11,658         --         424              2,951
70 South Lake.................     100,133      1,360         9,097         --          --              1,570
Westwood Terrace..............     135,943      2,103        16,850         --          --              1,719
5601 Lindero Canyon...........     105,830      2,577         6,067         --          --              1,715
6100 Wilshire.................     202,704      1,200        19,902         --          --              3,873
Calabasas Commerce Center.....     126,771      1,262         9,725         --          --              1,247
Long Beach -- DF&G............     272,013         --        14,452         --          --                287
Skyview Center................     391,675      6,514        33,701         --          --              4,021
400 Corporate Pointe..........     164,598      3,382        17,527         75         390              1,755
5832 Bolsa....................      49,355        690         3,526         15          80                524
9665 Wilshire.................     158,684      6,697        22,230        139         473              4,845
Imperial Bank Tower...........     540,413      3,722        35,184         64         625              9,216
100 West Broadway.............     191,727      4,570        15,255         --          --              1,575
Norwalk.......................     122,175      4,508         5,532         --          --              1,972
303 Glenoaks Blvd.............     175,289      6,500        18,132         --          --              1,621
10351 Santa Monica............      96,251      3,080         7,906         --          --                825
2730 Wilshire.................      55,080      3,515         5,944         --          --              1,046
Grand Avenue Plaza............      81,448        620         2,832         --          --              3,846
Burbank Executive Plaza.......      60,395      1,100         4,384         --          --              1,788
California Federal Building...      81,243      1,500         5,981         --          --              1,146
Center Promenade..............     174,837      2,310         9,266         --          --              1,643
Los Angeles Corporate
 Center.......................     389,293     26,781        15,139         --          --              3,869
5200 West Century.............     310,910      2,080         9,360         --          --             16,464
Sumitomo Bank Building........     110,641      2,560        10,257         --          --              1,414
10350 Santa Monica............      42,292        861         3,456         --          --                436
10780 Santa Monica............      92,486      2,625         7,997         --          --                855
California Twin Center........     155,189      4,680        14,877         --          --              1,380
Whittier Financial Center.....     135,415      3,575        10,798         --          --              2,017

                                      TOTAL COSTS
                                ------------------------
                                           BUILDINGS AND                  ACCUMULATED                     YEAR BUILT/
                                  LAND     IMPROVEMENTS      TOTAL      DEPRECIATION(1)   ENCUMBRANCES     RENOVATED
                                --------   -------------   ----------   ---------------   ------------    -----------
Century Park Center...........  $  7,189    $   24,346     $   31,535      $  6,463        $      --         1972
Beverly Atrium................     4,244        13,987         18,231         2,808            5,268(3)      1989
Woodland Hills Financial
 Center.......................     6,931        20,422         27,353         4,565           14,564(3)    1972/95
Anaheim City Centre...........       609        16,343         16,952         2,798            8,914(3)      1986
425 West Broadway.............     1,805         6,169          7,974           900            4,733(3)      1984
1950 Sawtelle.................     1,988         8,940         10,928         1,722            7,285(3)    1988/95
Bristol Plaza.................     2,077         5,692          7,769           912            4,082(3)      1982
16000 Ventura.................     1,885        21,974         23,859         3,343           10,828(3)    1980/96
5000 East Spring..............        --        15,033         15,033         2,922               --       1989/95
70 South Lake.................     1,360        10,667         12,027         1,340            6,677(3)    1982/94
Westwood Terrace..............     2,103        18,569         20,672         2,142               --         1988
5601 Lindero Canyon...........     2,577         7,782         10,359         1,415            6,225(3)      1989
6100 Wilshire.................     1,200        23,775         24,975         3,137           11,566(3)      1986
Calabasas Commerce Center.....     1,262        10,972         12,234         1,365            8,103(3)      1990
Long Beach -- DF&G............        --        14,739         14,739         1,516               --       1987/95
Skyview Center................     6,514        37,722         44,236         4,651           27,604(3)   1981/87/95
400 Corporate Pointe..........     3,457        19,672         23,129         2,046           15,583(3)      1987
5832 Bolsa....................       705         4,130          4,835           390            2,675(3)      1985
9665 Wilshire.................     6,836        27,548         34,384         2,779               --      1972/92/93
Imperial Bank Tower...........     3,786        45,025         48,811         5,144               --       1982/96
100 West Broadway.............     4,570        16,830         21,400         1,723           15,120(3)    1987/96
Norwalk.......................     4,508         7,504         12,012           533            7,186(3)      1978
303 Glenoaks Blvd.............     6,500        19,753         26,253         1,811           13,104(3)    1983/96
10351 Santa Monica............     3,080         8,731         11,811           771            5,541(3)      1984
2730 Wilshire.................     3,515         6,990         10,505           564            4,933(3)      1985
Grand Avenue Plaza............       620         6,678          7,298           729            5,969(3)      1980
Burbank Executive Plaza.......     1,100         6,172          7,272           581            3,350(3)    1978/83
California Federal Building...     1,500         7,127          8,627           670            5,026(3)    1978/83
Center Promenade..............     2,310        10,909         13,219           908               --         1982
Los Angeles Corporate
 Center.......................    26,781        19,008         45,789         1,442           21,043(3)      1986
5200 West Century.............     2,080        25,824         27,904           863               --         1982
Sumitomo Bank Building........     2,560        11,671         14,231           886               --      1970/90-91
10350 Santa Monica............       861         3,892          4,753           297            2,280(3)      1979
10780 Santa Monica............     2,625         8,852         11,477           872               --         1984
California Twin Center........     4,680        16,257         20,937         1,730               --         1983
Whittier Financial Center.....     3,575        12,815         16,390         1,173           11,561(4)    1967/82

                                                  INITIAL COSTS             BASIS STEP UP
                                             ------------------------   ----------------------   COSTS CAPITALIZED
                                  SQUARE                BUILDINGS AND            BUILDINGS AND     SUBSEQUENT TO
                                 FOOTAGE       LAND     IMPROVEMENTS     LAND    IMPROVEMENTS     ACQUISITION(2)
                                ----------   --------   -------------   ------   -------------   -----------------
6800 Owensmouth...............      80,014   $  1,725    $    5,851     $   --      $   --           $    561
Clarendon Crest...............      43,063      1,300         3,951         --          --                235
Noble Professional Center.....      51,828      1,657         5,096         --          --                338
South Bay Centre..............     202,830      4,775        14,365         --          --              1,536
8383 Wilshire.................     417,463     13,570        45,505         --          --              6,683
Parkway Center................      61,333      1,480         5,941         --          --                411
Centerpointe La Palma.........     597,550     16,011        64,400         --          --              2,717
299 North Euclid..............      73,522      1,050         6,110         --          --              4,878
2800 28th Street..............     103,506      2,937         9,063         --          --              1,566
Harbor Corporate Center.......      63,925        870         3,538         --          --                505
1000 Town Center..............     107,656      2,800        11,260         --          --                365
Mariner Court.................     105,436      2,350         9,461         --          --                688
Pacific Gateway II............     223,731      6,287        19,191         --          --              3,023
1821 East Dyer................     115,061      1,808         5,474         --          --              2,475
Crown Cabot Financial.........     172,900      7,056        21,360         --          --              2,927
120 South Spalding............      60,656      2,775         8,544         --          --              4,179
South Bay Technology Center...     104,815      1,600         4,782         --          --                842
Gateway Center................      84,081      2,698         8,141         --          --                461
Renaissance Court.............      61,245      1,580         5,477         --          --                778
Foremost Professional Plaza...      60,534      2,049         6,196         --          --                331
Northpoint....................     104,235      1,800        20,272         --          --                603
Thousand Oaks Plaza...........      13,434        444         1,343         --          --                 27
Rancho Plaza..................      24,057        711         2,213         --          --                 54
Pennsfield Plaza..............      21,202        800         2,383         --          --                187
Conejo Business Center........      69,017      2,489         7,359         --          --                336
Marin Corporate Center........      51,360      1,956         5,915         --          --                262
Evergreen Plaza...............      75,722      2,489         6,911         --          --                444
145 South Fairfax.............      53,994      1,825         5,551         --          --                659
Bernardo Regency..............      47,916      1,625         4,937         --          --                281
City Centre...................     302,519      8,250        24,951         --          --              1,281
Wilshire Pacific Plaza........     100,122      3,750        11,317         --          --              2,285
Glendale Corporate Center.....     108,209      2,750        12,734         --          --                942
World Savings Center..........     469,115         --       110,382         --          --              7,528
Beverly Sunset Medical
 Plaza........................     139,711      7,180        21,666         --          --              4,230
Sunset Pointe Plaza...........      58,105      2,075         6,362         --          --                419
Activity Business Center......     167,045      3,650        11,303         --          --                385
Westlake Gardens I............      49,639      1,831         5,550         --          --              1,920
9100 Wilshire Blvd............     326,227     16,250        48,950         --          --              3,603
1919 Santa Monica.............      43,796      2,580         7,772         --          --                521
600 Corporate Pointe..........     273,339      8,575        35,325         --          --              2,426
150 East Colorado.............      61,168      1,988         5,841         --          --              1,007
5161 Lankershim...............     178,317      5,016        25,568         --          --              2,477

                                      TOTAL COSTS
                                ------------------------
                                           BUILDINGS AND                  ACCUMULATED                     YEAR BUILT/
                                  LAND     IMPROVEMENTS      TOTAL      DEPRECIATION(1)   ENCUMBRANCES     RENOVATED
                                --------   -------------   ----------   ---------------   ------------    -----------
6800 Owensmouth...............  $  1,725    $    6,412     $    8,137      $    530        $      --         1986
Clarendon Crest...............     1,300         4,186          5,486           349            3,266(3)      1990
Noble Professional Center.....     1,657         5,434          7,091           461            3,580(3)    1985/93
South Bay Centre..............     4,775        15,901         20,676         1,384           13,682(3)      1984
8383 Wilshire.................    13,570        52,188         65,758         3,958               --       1971/93
Parkway Center................     1,480         6,352          7,832           513            5,029(3)    1992/95
Centerpointe La Palma.........    16,011        67,117         83,128         5,236           35,140(3)   1986/88/90
299 North Euclid..............     1,050        10,988         12,038           554            5,000         1983
2800 28th Street..............     2,937        10,629         13,566           762               --         1979
Harbor Corporate Center.......       870         4,043          4,913           265               --         1985
1000 Town Center..............     2,800        11,625         14,425           809               --         1989
Mariner Court.................     2,350        10,149         12,499           736            7,337(3)      1989
Pacific Gateway II............     6,287        22,214         28,501         1,251           13,302(4)    1982/90
1821 East Dyer................     1,808         7,949          9,757           336               --       1980/88
Crown Cabot Financial.........     7,056        24,287         31,343         1,755               --         1989
120 South Spalding............     2,775        12,723         15,498           485            8,749(3)      1984
South Bay Technology Center...     1,600         5,624          7,224           330               --         1984
Gateway Center................     2,698         8,602         11,300           580            5,532(3)      1988
Renaissance Court.............     1,580         6,255          7,835           327               --       1981/92
Foremost Professional Plaza...     2,049         6,527          8,576           436               --         1992
Northpoint....................     1,800        20,875         22,675         1,366               --         1991
Thousand Oaks Plaza...........       444         1,370          1,814            87               --         1988
Rancho Plaza..................       711         2,267          2,978           145               --         1987
Pennsfield Plaza..............       800         2,570          3,370           165               --         1989
Conejo Business Center........     2,489         7,695         10,184           493            4,472         1991
Marin Corporate Center........     1,956         6,177          8,133           396            3,168         1986
Evergreen Plaza...............     2,489         7,355          9,844           471               --       1979/96
145 South Fairfax.............     1,825         6,210          8,035           400            4,050         1984
Bernardo Regency..............     1,625         5,218          6,843           332               --         1986
City Centre...................     8,250        26,232         34,482         1,589               --         1982
Wilshire Pacific Plaza........     3,750        13,602         17,352           726               --       1976/87
Glendale Corporate Center.....     2,750        13,676         16,426           776               --         1985
World Savings Center..........        --       117,910        117,910         6,504               --         1983
Beverly Sunset Medical
 Plaza........................     7,180        25,896         33,076         1,038               --      1963/92-95
Sunset Pointe Plaza...........     2,075         6,781          8,856           382            3,855(3)      1988
Activity Business Center......     3,650        11,688         15,338           633            8,003         1987
Westlake Gardens I............     1,831         7,470          9,301           388            4,527(4)      1998
9100 Wilshire Blvd............    16,250        52,553         68,803         3,301           35,000(4)    1971/90
1919 Santa Monica.............     2,580         8,293         10,873           447            3,724(3)      1991
600 Corporate Pointe..........     8,575        37,751         46,326         2,066           17,584(3)      1989
150 East Colorado.............     1,988         6,848          8,836           406            5,106(3)    1979/97
5161 Lankershim...............     5,016        28,045         33,061         1,765           13,573(3)    1985/97

                                                  INITIAL COSTS             BASIS STEP UP
                                             ------------------------   ----------------------   COSTS CAPITALIZED
                                  SQUARE                BUILDINGS AND            BUILDINGS AND     SUBSEQUENT TO
                                 FOOTAGE       LAND     IMPROVEMENTS     LAND    IMPROVEMENTS     ACQUISITION(2)
                                ----------   --------   -------------   ------   -------------   -----------------
1501 Hughes Way...............      77,060   $  1,348    $    4,058     $   --      $   --           $  1,126
3901 Via Oro..................      53,195        692         2,081         --          --              1,257
Huntington Beach Plaza I &
 II...........................      52,186      1,109         3,317         --          --                237
Fountain Valley Plaza.........     107,252      2,949         9,377         --          --                905
3300 Irvine Avenue............      74,224      2,215         6,697         --          --                880
Von Karman Corporate Center...     451,477     11,513        34,783         --          --              3,372
South Coast Executive Plaza...      60,605      1,570         4,731         --          --                402
One Venture...................      43,324      1,137         3,492         --          --                875
City Centre...................     139,806      4,792        14,470         --          --              1,113
Orange Financial Center.......     305,439     10,379        34,415         --          --              3,784
Lambert Office Plaza..........      32,807      1,095         3,296         --          --                363
Carlsbad Corporate Center.....     125,000      3,722        15,061         --          --              2,028
Balboa Corporate Center.......      69,890      2,759         8,303         --          --                 97
Panorama Corporate Center.....     133,149      6,512        19,593         --          --                233
Ruffin Corporate Center.......      45,059      1,766         5,315         --          --                 61
Skypark Office Plaza..........     202,164      5,733        21,608         --          --                843
Governor Office Plaza.........     104,065      3,382        10,177         --          --              1,101
5120 Shoreham.................      37,759      1,224         4,073         --          --                 81
Sorrento Valley Science.......     181,207      6,841        21,067         --          --                977
Torreyanna Science Park.......      81,204      5,035        15,148         --          --                270
Waples Tech Center............      28,119      1,010         3,027         --          --                307
10251 Vista Sorrento..........      69,386      1,839         7,202         --          --                127
Camarillo Business Center.....     154,216      3,522        10,602         --          --              1,451
Centrelake Plaza..............     110,763      1,570         9,473         --          --              1,605
Tower Plaza I.................      72,350      2,080         6,280         --          --                727
Tower Plaza II................      19,301        265           802         --          --                100
Tower Plaza III...............      12,483        172           520         --          --                 86
Chicago Avenue Business
 Park.........................      47,482      1,223         3,687         --          --                208
Havengate Center..............      80,557      1,913         5,759         --          --                942
HDS Plaza.....................     104,178      2,604         7,838         --          --                492
5702 Bolsa....................      27,731        589         1,775         --          --                 33
5672 Bolsa....................      11,968        254           767         --          --                131
5632 Bolsa....................      21,568        458         1,381         --          --                 25
Huntington Commerce Center....      67,551        992         2,997         --          --                177
Savi Tech Center..............     341,446      8,280        24,911         --          --                773
Yorba Linda Business Park.....     167,142      2,629         7,913         --          --                216
Cymer Technology Center.......     155,612      5,446        16,387         --          --                219
Poway Industrial..............     112,000      1,876         5,646         --          --                 96
10180 Scripps Ranch...........      43,560      1,165         3,507         --          --                 95
10965-93 Via Frontera.........      77,920      1,792         5,391         --          --                100
Westridge.....................      48,955      1,807         5,591         --          --                350

                                      TOTAL COSTS
                                ------------------------
                                           BUILDINGS AND                  ACCUMULATED                     YEAR BUILT/
                                  LAND     IMPROVEMENTS      TOTAL      DEPRECIATION(1)   ENCUMBRANCES     RENOVATED
                                --------   -------------   ----------   ---------------   ------------    -----------
1501 Hughes Way...............  $  1,348    $    5,184     $    6,532      $    190        $      --       1983/97
3901 Via Oro..................       692         3,338          4,030           277               --       1986/97
Huntington Beach Plaza I &
 II...........................     1,109         3,554          4,663           188            1,950(3)    1984/96
Fountain Valley Plaza.........     2,949        10,282         13,231           639            4,833(3)      1982
3300 Irvine Avenue............     2,215         7,577          9,792           417            3,244(3)    1981/97
Von Karman Corporate Center...    11,513        38,155         49,668         2,080           17,180(3)    1981/84
South Coast Executive Plaza...     1,570         5,133          6,703           221            2,262(3)    1979/97
One Venture...................     1,137         4,367          5,504           236               --       1990/97
City Centre...................     4,792        15,583         20,375           869            7,055(3)    1985/97
Orange Financial Center.......    10,379        38,199         48,578         2,011           18,184(3)    1985/95
Lambert Office Plaza..........     1,095         3,659          4,754           174               --       1986/97
Carlsbad Corporate Center.....     3,722        17,089         20,811         1,539            9,327(3)      1996
Balboa Corporate Center.......     2,759         8,400         11,159           439            6,147(3)      1990
Panorama Corporate Center.....     6,512        19,826         26,338         1,038           13,191(3)      1991
Ruffin Corporate Center.......     1,766         5,376          7,142           281            3,668(3)      1990
Skypark Office Plaza..........     5,733        22,451         28,184         1,196                          1986
Governor Office Plaza.........     3,382        11,278         14,660           603            5,425(3)      1986
5120 Shoreham.................     1,224         4,154          5,378           335            3,197(3)      1984
Sorrento Valley Science.......     6,841        22,044         28,885         1,211           15,914(4)      1984
Torreyanna Science Park.......     5,035        15,418         20,453           802            9,500(3)    1980/97
Waples Tech Center............     1,010         3,334          4,344           152               --         1990
10251 Vista Sorrento..........     1,839         7,329          9,168           381            3,882(3)    1981/95
Camarillo Business Center.....     3,522        12,053         15,575           658            8,923(3)    1984/97
Centrelake Plaza..............     1,570        11,078         12,648           562               --         1989
Tower Plaza I.................     2,080         7,007          9,087           352               --         1988
Tower Plaza II................       265           902          1,167            52               --         1983
Tower Plaza III...............       172           606            778            35               --         1983
Chicago Avenue Business
 Park.........................     1,223         3,895          5,118           206               --         1986
Havengate Center..............     1,913         6,701          8,614           271               --         1985
HDS Plaza.....................     2,604         8,330         10,934           427               --         1987
5702 Bolsa....................       589         1,808          2,397            95              941(3)    1987/97
5672 Bolsa....................       254           898          1,152            49              330(3)      1987
5632 Bolsa....................       458         1,406          1,864            73              845(3)      1987
Huntington Commerce Center....       992         3,174          4,166           163            1,502(3)      1987
Savi Tech Center..............     8,280        25,684         33,964         1,319           14,728(3)      1989
Yorba Linda Business Park.....     2,629         8,129         10,758           427            4,377(3)      1988
Cymer Technology Center.......     5,446        16,606         22,052           868           10,918(3)      1986
Poway Industrial..............     1,876         5,742          7,618           299            3,233(3)    1991/96
10180 Scripps Ranch...........     1,165         3,602          4,767           186            1,997(3)    1978/96
10965-93 Via Frontera.........     1,792         5,491          7,283           286            2,841(3)    1982/97
Westridge.....................     1,807         5,941          7,748           345            2,972(3)    1984/96

                                                  INITIAL COSTS             BASIS STEP UP
                                             ------------------------   ----------------------   COSTS CAPITALIZED
                                  SQUARE                BUILDINGS AND            BUILDINGS AND     SUBSEQUENT TO
                                 FOOTAGE       LAND     IMPROVEMENTS     LAND    IMPROVEMENTS     ACQUISITION(2)
                                ----------   --------   -------------   ------   -------------   -----------------
Ontario Airport Commerce
 Center.......................     213,127   $  2,398    $    7,194     $   --      $   --           $    325
Highlands I...................      26,856        470         1,418         --          --                109
Highlands II..................      41,210        793         2,394         --          --                 80
Hunter Business Park..........     106,782      1,148         3,439         --          --                378
Tower Plaza Retail............     133,481      4,531        13,660         --          --                739
Howard Hughes -- Spectrum.....      36,959      2,500         7,500         --          --                 13
11075 Santa Monica............      35,696      1,225         3,746         --          --                675
Continental Grand.............     235,926      7,125        40,451         --          --              1,591
Calabasas Tech Center.........     273,526     11,513        34,591         --          --              1,543
Oceangate Tower...............     210,907      3,080        20,386         --          --              1,019
Lyons Plaza...................      61,203      2,078         6,267         --          --                265
Genesee Executive Plaza.......     155,820      6,750        20,178         --          --              1,689
Solar Drive Business Park.....     125,132      4,250        12,770         --          --                519
91 Freeway Business Center....      93,277      2,900         9,179         --          --                699
601 South Glenoaks............      72,524      2,450         7,519         --          --                221
Mini Suites...................          --         --            --         --          --                185
Hillside Corporate Center.....      59,876      2,213         7,336         --          --                725
Westlake Gardens II...........      48,874      1,832         5,493         --          --                908
Howard Hughes Tower...........     313,833      5,830        47,170         --          --              1,703
2001 Wilshire Blvd............     101,125      5,007        14,893         --          --                 82
                                ----------   --------    ----------     ------      ------           --------
                                17,849,790   $465,541    $1,719,924     $1,616      $8,607           $209,511
                                ==========   ========    ==========     ======      ======           ========

                                      TOTAL COSTS
                                ------------------------
                                           BUILDINGS AND                  ACCUMULATED                     YEAR BUILT/
                                  LAND     IMPROVEMENTS      TOTAL      DEPRECIATION(1)   ENCUMBRANCES     RENOVATED
                                --------   -------------   ----------   ---------------   ------------    -----------
Ontario Airport Commerce
 Center.......................  $  2,398    $    7,519     $    9,917      $    433        $   4,821(4)    1987/97
Highlands I...................       470         1,527          1,997            78               --         1988
Highlands II..................       793         2,474          3,267           127               --         1990
Hunter Business Park..........     1,148         3,817          4,965           190               --         1990
Tower Plaza Retail............     4,531        14,399         18,930           795               --       1970/97
Howard Hughes -- Spectrum.....     2,500         7,513         10,013           328               --         1993
11075 Santa Monica............     1,225         4,421          5,646           183               --         1983
Continental Grand.............     7,125        42,042         49,167         2,133           28,653(3)      1986
Calabasas Tech Center.........    11,513        36,134         47,647         1,766               --         1990
Oceangate Tower...............     3,080        21,405         24,485         1,194               --      1971/93/94
Lyons Plaza...................     2,078         6,532          8,610           295               --         1990
Genesee Executive Plaza.......     6,750        21,867         28,617           974           17,524(3)      1984
Solar Drive Business Park.....     4,250        13,289         17,539           528               --         1982
91 Freeway Business Center....     2,900         9,878         12,778           375               --       1986/97
601 South Glenoaks............     2,450         7,740         10,190           307            6,097(3)      1990
Mini Suites...................        --           185            185            10               --          --
Hillside Corporate Center.....     2,213         8,061         10,274           343            5,027(4)      1998
Westlake Gardens II...........     1,832         6,401          8,233            23            3,683(4)      1999
Howard Hughes Tower...........     5,830        48,873         54,703         1,434           26,640(4)      1987
2001 Wilshire Blvd............     5,007        14,975         19,982            72               --         1980
                                --------    ----------     ----------      --------        ---------
                                $467,157    $1,938,042     $2,405,199      $146,384        $ 703,910
                                ========    ==========     ==========      ========        =========

---------------
(1) The depreciable life for buildings and improvements ranges from ten to forty years. Tenant improvements are depreciated over the remaining term of the lease.

(2) Includes total capitalized interest of $20.4 million.

(3) All of these Properties are collateral for Arden Realty's $558.7 million Mortgage Financings. The encumbrance allocated to an individual property is based on the related individual release price.

(4) All of these Properties are collateral for Arden Realty's $120.5 million Lehman Prepayable Term Loan II and III. The encumbrance allocated to an individual property is based on the related individual release price.

     The changes in our investment in commercial properties and related accumulated depreciation for each of the periods in the three years ended December 31, are as follows (in thousands):

                                                                   ARDEN REALTY, INC.
                                                         --------------------------------------
                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
COMMERCIAL PROPERTIES:
  Balance at beginning of period.......................  $2,173,194    $1,239,032    $  546,707
  Improvements.........................................     100,031        76,488        23,642
  Deletions............................................        (591)          (44)         (335)
  Acquisition of properties............................      89,800     1,007,347       669,018
  Transfers from (to) properties under development.....      42,765      (149,629)           --
                                                         ----------    ----------    ----------
  Balance at end of period.............................  $2,405,199    $2,173,194    $1,239,032
                                                         ==========    ==========    ==========
ACCUMULATED DEPRECIATION:
  Balance at beginning of period.......................  $  (84,312)   $  (35,860)   $  (17,139)
  Depreciation for period..............................     (61,452)      (48,938)      (19,056)
  Deletions............................................         591            44           335
  Transfers to (from) properties under development.....      (1,211)          442            --
                                                         ----------    ----------    ----------
  Balance at end of period.............................  $ (146,384)   $  (84,312)   $  (35,860)
                                                         ==========    ==========    ==========