Form 10-Q
period 2000-03-31
ARDEN REALTY INC
filed 2000-05-12
CIK 1013794

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

                         Commission file number 1-12193


                               ARDEN REALTY, INC.
             (Exact name of registrant as specified in its charter)


                     MARYLAND                              95-04578533
   (State or other jurisdiction of incorporation         (I.R.S. Employer
                or organization)                        Identification No.)


                            11601 WILSHIRE BOULEVARD,
                                    4TH FLOOR
                       LOS ANGELES, CALIFORNIA 90025-1740
              (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (310) 966-2600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No   [ ].


As of May 10, 2000 there were 63,316,424 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

================================================================================

                               ARDEN REALTY, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS



                                                                                          PAGE NO.
                                                                                          --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements
                 Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and
                     December 31, 1999..................................................3

                 Consolidated Statements of Income for the three months ended
                    March 31, 2000 and 1999 (Unaudited).................................4

                 Consolidated Statements of Cash Flows for the three months ended
                    March 31, 2000 and 1999 (Unaudited).................................5

                 Notes to Consolidated Financial Statements.............................6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........,,,........................9

         Item 3. Quantitative and Qualitative Disclosures about Market Risk.,,,........18



PART II. OTHER INFORMATION.......................................,.....................19

         SIGNATURES...............................................,....................20

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               ARDEN REALTY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                            MARCH 31,         DECEMBER 31,
                                                                                              2000                1999
                                                                                          -------------       -------------
                                                                                          (UNAUDITED)
ASSETS
Investment in real estate:
   Land ............................................................................      $     467,157       $     467,157
   Buildings and improvements ......................................................          1,846,183           1,833,052
   Tenant improvements .............................................................            175,253             153,161
                                                                                          -------------       -------------
                                                                                              2,488,593           2,453,370
   Less:  accumulated depreciation .................................................           (176,545)           (158,590)
                                                                                          -------------       -------------
                                                                                              2,312,048           2,294,780
   Properties under development ....................................................            210,514             183,349
                                                                                          -------------       -------------
      Net investment in real estate ................................................          2,522,562           2,478,129

Cash and cash equivalents ..........................................................              2,501               7,056
Restricted cash ....................................................................             18,685              18,513
Rent and other receivables .........................................................             11,486              11,785
Mortgage notes receivable, net of discount .........................................             13,783              13,847
Deferred rent ......................................................................             25,330              23,932
Prepaid financing costs, expenses and other assets, net of amortization ............             20,313              17,196
                                                                                          -------------       -------------
      Total assets .................................................................      $   2,614,660       $   2,570,458
                                                                                          =============       =============

LIABILITIES
Mortgage loans payable .............................................................      $     621,171       $     740,806
Unsecured lines of credit ..........................................................            212,850             288,850
Unsecured senior notes, net of discount ............................................            249,079                  --
Accounts payable and accrued expenses ..............................................             28,181              34,482
Security deposits ..................................................................             18,074              16,073
Dividends payable ..................................................................             29,442              28,195
                                                                                          -------------       -------------
      Total liabilities ............................................................          1,158,797           1,108,406
                                                                                          -------------       -------------

Minority interests .................................................................             86,133              86,294

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 20,000,000 shares authorized, none issued .........                 --                  --
Common stock, $.01 par value, 100,000,000 shares authorized,
  63,316,424 and 63,358,977 issued and outstanding, respectively ...................                633                 633
Additional paid-in capital .........................................................          1,370,417           1,377,292
Notes receivable from officers for purchase of common stock ........................             (1,320)             (2,167)
                                                                                          -------------       -------------
      Total stockholders' equity ...................................................          1,369,730           1,375,758
                                                                                          -------------       -------------
      Total liabilities and stockholders' equity ...................................      $   2,614,660       $   2,570,458
                                                                                          =============       =============


          See accompanying notes to consolidated financial statements.

                               ARDEN REALTY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            ----------------------------
                                                                2000           1999
                                                            -------------  -------------

Revenue ..............................................      $      89,678  $      79,336
Property operating expenses ..........................             25,347         23,510
                                                            -------------  -------------
                                                                   64,331         55,826

General and administrative expenses ..................              1,821          1,496
Interest expense .....................................             17,852         13,183
Depreciation and amortization ........................             20,147         16,215
Interest and other income ............................               (855)          (670)
                                                            -------------  -------------
Income before minority interest ......................             25,366         25,602
Minority interests ...................................             (1,875)        (1,211)
                                                            -------------  -------------
Net income ...........................................      $      23,491  $      24,391
                                                            =============  =============

Net income per common share:
      Basic ..........................................      $        0.37  $        0.39
                                                            =============  =============
      Diluted ........................................      $        0.37  $        0.39
                                                            =============  =============

Weighted average common shares outstanding:
      Basic ..........................................             63,316         62,408
                                                            =============  =============
      Diluted ........................................             63,414         62,501
                                                            =============  =============



          See accompanying notes to consolidated financial statements.

                               ARDEN REALTY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 -------------------------
                                                                                    2000            1999
                                                                                 ---------       ---------
OPERATING ACTIVITIES:
  Net income ..............................................................      $  23,491       $  24,391
  Adjustments to reconcile net income to net cash
    provided by operating activities:

    Minority interests ....................................................          1,875           1,211
    Depreciation and amortization .........................................         20,147          16,215
    Amortization of loan costs ............................................            884             568
    Changes in operating assets and liabilities:
        Rent and other receivables ........................................            363           1,801
        Deferred rent .....................................................         (1,398)         (1,609)
        Prepaid financing costs, expenses and other assets ................         (4,001)         (6,091)
        Accounts payable and accrued expenses .............................          2,124           5,730
        Security deposits .................................................          2,001             178
                                                                                 ---------       ---------
  Net cash provided by operating activities ...............................         45,486          42,394
                                                                                 ---------       ---------
INVESTING ACTIVITIES:
  Acquisitions and improvements to investment in real estate ..............        (73,082)        (44,614)
                                                                                 ---------       ---------
FINANCING ACTIVITIES:
  Proceeds from mortgage loans ............................................         31,500          30,002
  Repayments of mortgage loans ............................................       (151,135)           (170)
  Proceeds from unsecured lines of credit .................................         21,000          12,200
  Repayments of unsecured lines of credit .................................        (97,000)        (12,200)
  Proceeds from unsecured senior notes, net of discount ...................        249,079              --
  Distributions to preferred operating partnership unit holders ...........         (1,078)             --
  Increase in restricted cash .............................................           (172)         (2,776)
  Distributions to minority interests .....................................           (958)         (1,303)
  Dividends paid ..........................................................        (28,195)        (26,210)
                                                                                 ---------       ---------
  Net cash provided by (used in) financing activities .....................         23,041            (457)
                                                                                 ---------       ---------
  Net decrease in cash and cash equivalents ...............................         (4,555)         (2,677)
  Cash and cash equivalents at beginning of period ........................          7,056           4,578
                                                                                 ---------       ---------
  Cash and cash equivalents at end of period ..............................      $   2,501       $   1,901
                                                                                 =========       =========
  Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest, net of amount capitalized .....      $  19,227       $  15,102
                                                                                 =========       =========


          See accompanying notes to consolidated financial statements.

                               ARDEN REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


1.    DESCRIPTION OF BUSINESS

           The terms "Arden Realty", "us", "we" and "our" as used in this report refer to Arden Realty, Inc. Through our controlling interest in Arden Realty Limited Partnership (the "Operating Partnership") and our other subsidiaries, we own, manage, lease, develop, renovate and acquire commercial office properties located in Southern California. As of March 31, 2000, our portfolio was comprised of 142 primarily suburban office properties (the "Properties") with approximately 18.5 million net rentable square feet and three properties with approximately 700,000 net rentable square feet under development.

           The accompanying consolidated financial statements include our accounts, and the accounts of the Operating Partnership and our other subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


           The minority interests at March 31, 2000 and December 31, 1999 consisted of limited partnership interests in the Operating Partnership of approximately 3.3%, exclusive of ownership interests of our preferred units holder.

2.    INTERIM FINANCIAL DATA

           The accompanying consolidated financial statements should be read in conjunction with our 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The accompanying financial information reflects all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

           Certain prior period amounts have been reclassified to conform with the current period presentation.

3. MORTGAGE LOANS PAYABLE, UNSECURED LINES OF CREDIT AND UNSECURED SENIOR NOTES

           A summary of our outstanding indebtedness as of March 31, 2000 and December 31, 1999 is as follows:


                                                                       STATED ANNUAL
                                     MARCH 31,                       INTEREST RATE AT                       NUMBER OF      MATURITY
                                        2000         DECEMBER 31,     MARCH 31, 2000    FIXED/FLOATING      PROPERTIES      MONTH/
TYPE OF DEBT                        (UNAUDITED)          1999           (UNAUDITED)           RATE         SECURING LOAN     YEAR
------------                        -----------     ---------------  ----------------   ---------------    -------------  ---------
                                              (IN THOUSANDS)
MORTGAGE LOANS PAYABLE:
Fixed Rate
Mortgage Financing I(1)........   $    175,000      $    175,000            7.52%       Fixed                     18          6/04
Mortgage Financing III(2)......        136,100           136,100            6.74        Fixed                     22          4/08
Mortgage Financing IV(2).......        111,200           111,200            6.61        Fixed                     12          4/08
Mortgage Financing V(3)........        113,566           114,016            6.94        Fixed                     12          4/09
Mortgage Financing VI(3).......         22,392            22,426            7.54        Fixed                      3          4/09
Westwood Center(3).............         14,778            14,859            8.09        Fixed                      1          5/03
Activity Business Center(3)....          7,981             8,003            8.85        Fixed                      1          5/06
299 North Euclid(1)............             --             5,000            7.00        Fixed                      1          7/02
145 South Fairfax(3)...........          4,042             4,050            8.93        Fixed                      1          1/27
Marin Corporate Center(3)......          3,137             3,168            9.00        Fixed                      1          7/15
Conejo Business Center(3)......          3,083             3,114            8.75        Fixed                (Note 4)         7/15
Conejo Business Center(3)......          1,343             1,358            7.88        Fixed                (Note 4)         7/15
                                  ------------      ------------
                                       592,622           598,294
Floating Rate
Lehman Prepayable Term Loan II
   and III(1)..................             --           120,475              --        LIBOR + 2.25%              9         11/00
Construction Loan(6)...........         28,549            22,037            8.13        LIBOR + 2.0%         (Note 5)        12/00
                                  ------------      ------------
                                       621,171           740,806
UNSECURED LINES OF CREDIT:
Floating Rate
Wells Fargo(1).................        212,850           280,850            7.38        LIBOR + 1.3%              --          6/00
City National Bank(1)..........             --             8,000              --        Prime Rate - 0.875%       --          8/00
                                  ------------      ------------
                                       212,850           288,850
UNSECURED SENIOR NOTES:
Fixed Rate
2005 Notes(7)..................        199,488                --            8.88        Fixed                     --          3/05
2010 Notes(7)..................         49,591                --            9.15        Fixed                     --          3/10
                                  ------------      ------------
                                       249,079                --
                                  ------------      ------------
   Total Debt..................   $  1,083,100      $  1,029,656
                                  ============      ============

      ----------

(1) Requires monthly payments of interest only, with outstanding principal balance due upon maturity.
(2) Requires monthly payments of interest only for five years and monthly payments of principal and interest thereafter.
(3)  Requires monthly payments of principal and interest.
(4)  Both mortgage loans are secured by the Conejo Business Center property.
(5) This loan is secured by certain property and construction improvements relating to the 6060 Center Drive office building in the Howard Hughes Center.
(6) All interest and principal due upon maturity. This loan matures in December 2000 with two one-year extension options.
(7) Requires semi-annual interest payments only, with principal balance due upon maturity.

           On January 25, 2000, we expanded one of our two prepayable term loans with an affiliate of Lehman Brothers totaling $120.5 million by $25 million, resulting in a combined outstanding balance of $145.5 million for both loans.

           On March 17, 2000, the Operating Partnership issued $250 million of senior unsecured notes in two tranches. One tranche was for $200 million at an interest rate of 8.875% due in March 2005 and the other tranche was for $50 million at an interest rate of 9.150% due in March 2010. These notes are the Operating Partnership's senior unsecured obligations and pay interest semi-annually on March 1, and September 1, of each year. Net proceeds from this offering were used to repay two prepayable term loans to an affiliate of Lehman Brothers described above totaling $145.5 million, a $5.0 million mortgage loan and approximately $96.1 million under our unsecured lines of credit. These senior unsecured notes were issued in a private placement in reliance upon an exemption from registration provided by Rule 144 under the Securities Act. As part of issuing these notes, the Operating Partnership filed a registration statement with the Securities and Exchange Commission enabling the holders of the notes to exchange the privately placed notes for publicly traded notes.

           This registration statement became effective on May 10, 2000 and the holders of the privately placed notes will have until June 5, 2000 to exchange such notes for the Operating Partnership's registered notes.

           On May 3, 2000, we extended our unsecured line of credit with a group of banks led by Wells Fargo, or the Lenders. The extended line of credit provides for borrowings up to $275 million with an option to increase the amount to $325 million and bears interest at a rate ranging between LIBOR plus 1.15% and LIBOR plus 1.80% (including an annual facility fee ranging from .20% to .40% based on the aggregate amount of the facility) depending on our unsecured debt rating. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the Lenders may bid on the interest rate to be charged for up to $137.5 million of the unsecured line of credit. Under certain circumstances, we also have the option to convert the interest rate on this line of credit to the prime rate plus 0.5%. This line of credit matures in May 2003 with an option to extend the maturity date for one year.

4.    STOCKHOLDERS' EQUITY

           On March 17, 2000, we declared a first quarter dividend of $0.465 per share to shareholders of record on March 31, 2000.

5.    REVENUE FROM RENTAL OPERATIONS AND PROPERTY OPERATING EXPENSES

           Revenue from rental operations and property operating expenses are summarized as follows (in thousands):


                                                               THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------
                                                                  2000              1999
                                                              ------------      ------------
                                                                       (UNAUDITED)
Revenue from Rental Operations:
   Rental ..............................................      $     77,513      $     69,510
   Tenant reimbursements ...............................             3,592             3,467
   Parking, net of expenses ............................             3,972             3,182
   Other rental operations .............................             4,601             3,177
                                                              ------------      ------------
                                                                    89,678            79,336
                                                              ------------      ------------
Property Operating Expenses:
   Repairs and maintenance .............................             8,402             7,670
   Utilities ...........................................             6,110             6,341
   Real estate taxes ...................................             6,264             5,747
   Insurance ...........................................             1,041               982
   Ground rent .........................................               198               181
   Marketing and other .................................             3,332             2,589
                                                              ------------      ------------
                                                                    25,347            23,510
                                                              ------------      ------------
                                                              $     64,331      $     55,826
                                                              ============      ============


6.    RELATED PARTY TRANSACTIONS

      Andrew Sobel resigned as Executive Vice President and Director of Property Operations effective February 18, 2000. At the time of his termination, Mr. Sobel surrendered 42,553 shares of our common stock underlying a promissory note in the amount of $1.0 million payable to Arden Realty and executed a new promissory note in the amount of $223,887, representing the difference between the value of the common stock surrendered and the unpaid principal and interest on his original promissory note. The new promissory note bears interest at 6.56%, with all accrued interest and principal due on February 18, 2002. In addition, effective with his termination, Mr. Sobel entered into a consulting and non-competition agreement with us for a term of two years. Under this agreement, Mr. Sobel will receive compensation of $6,000 per month, which will be applied against the unpaid interest and principal on the new promissory note.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

           The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto included in our 1999 Annual Report on Form 10-K.

           We are a self-administered and self-managed real estate investment trust, or REIT, that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are a full-service real estate organization managed by 11 senior executive officers who have an average of 16 years of experience in the real estate industry. We perform all property management, accounting, finance and acquisition activities and a majority of our leasing transactions with our own staff of approximately 300 employees.

           We are Southern California's largest publicly traded office landlord as measured by total net rentable square feet owned, as of March 31, 2000. Since our formation in 1996, we have acquired 118 properties containing approximately
14.5 million net rentable square feet for a total purchase price of approximately $1.9 billion. As of March 31, 2000, our portfolio consisted of 142 primarily suburban office properties containing approximately 18.5 million net rentable square feet and three properties with approximately 700,000 net rentable square feet under development. As of March 31, 2000, our properties were approximately 95.4% leased, excluding three existing properties under renovation.

           Our primary business strategy is to actively manage our portfolio to achieve gains in occupancy and rental rates, maximize income from ancillary operations and services and to reduce operating expenses. When market conditions permit, we may also develop or acquire new properties in submarkets where we can use our local market expertise and extensive real estate experience.

RESULTS OF OPERATIONS

           Our financial position and operating results are primarily comprised of our portfolio of commercial properties and income derived from those properties. Therefore, financial data from period to period will be affected by the timing of significant property renovations, development and acquisitions.

           Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999 (in thousands, except number of properties and percentages):


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------       DOLLAR         PERCENT
                                                           2000          1999         CHANGE          CHANGE
                                                         --------      --------      --------        --------
REVENUE
  Revenue from rental operations:
    Rental ........................................      $ 77,513      $ 69,510      $  8,003              12%
    Tenant reimbursements .........................         3,592         3,467           125               4%
    Parking, net of expenses ......................         3,972         3,182           790              25%
    Other rental operations .......................         4,601         3,177         1,424              45%
                                                         --------      --------      --------        --------
                                                           89,678        79,336        10,342              13%
  Interest and other income .......................           855           670           185              28%
                                                         --------      --------      --------        --------
    Total revenue .................................      $ 90,533      $ 80,006      $ 10,527              13%
                                                         ========      ========      ========        ========

EXPENSES
  Property operating expenses:
    Repairs and maintenance .......................      $  8,402      $  7,670      $    732              10%
    Utilities .....................................         6,110         6,341          (231)             (4%)
    Real estate taxes .............................         6,264         5,747           517               9%
    Insurance .....................................         1,041           982            59               6%
    Ground rent ...................................           198           181            17               9%
    Marketing and other ...........................         3,332         2,589           743              29%
                                                         --------      --------      --------        --------
        Total property operating expenses .........        25,347        23,510         1,837               8%
  General and administrative ......................         1,821         1,496           325              22%
  Interest ........................................        17,852        13,183         4,669              35%
  Depreciation and amortization ...................        20,147        16,215         3,932              24%
                                                         --------      --------      --------        --------
    Total expenses ................................      $ 65,167      $ 54,404      $ 10,763              20%
                                                         ========      ========      ========        ========

OTHER DATA:
NUMBER OF PROPERTIES
  Acquired during period ..........................            --             1
  Owned at end of period ..........................           142           139

NET RENTABLE SQUARE FEET:
  Acquired during period ..........................            --            60
  Owned at end of period ..........................        18,492        18,028

           The increase in revenue from rental operations and property operating expenses for the three months ended March 31, 2000 as compared to the same period in 1999 was primarily due to the 4 properties we acquired and the 5 properties placed in renovation after January 1, 1999.

           Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the 9 properties we acquired or placed in renovation after January 1, 1999 and for the 133 stabilized properties we owned for all of the three month periods ended March 31, 2000 and 1999 (in thousands, except number of properties).


                                                                                                         STABILIZED PROPERTIES OWNED
                                                                            PROPERTIES ACQUIRED OR             FOR ALL OF THE
                                                                             PLACED IN RENOVATION            THREE MONTHS ENDED
                                                      TOTAL VARIANCE         AFTER JANUARY 1, 1999      MARCH 31,  1999 AND 2000(1)
                                                      --------------        -----------------------     ----------------------------
REVENUE FROM RENTAL OPERATIONS:
   Rental .........................................       $  8,003                $  4,143                        $  3,860
   Tenant reimbursements ..........................            125                     314                            (189)
   Parking, net of operations .....................            790                     321                             469
   Other rental operations ........................          1,424                     485                             939
                                                          --------                --------                        --------
                                                          $ 10,342                $  5,263                        $  5,079
                                                          ========                ========                        ========

PROPERTY OPERATING EXPENSES:
   Repairs and maintenance ........................       $    732                $    519                        $    213
   Utilities ......................................           (231)                    407                            (638)
   Real estate taxes ..............................            517                     383                             134
   Insurance ......................................             59                      54                               5
   Ground rent ....................................             17                      --                              17
   Marketing and other ............................            743                     157                             586
                                                          --------                --------                        --------
                                                          $  1,837                $  1,520                        $    317
                                                          ========                ========                        ========

OTHER DATA:
   Number of properties ...........................                                      9                            133
   Net rentable square feet .......................                                  1,592                         16,900

---------

(1) See the Same Properties analysis below.

           Interest and other income increased by approximately $185,000 or 28% during the three months ended March 31, 2000, as compared to the same period in 1999, primarily due to higher interest income earned in 2000 on higher restricted cash balances required by certain mortgage loans entered into after March 31, 1999.

           General and administrative expenses as a percentage of total revenues were approximately 2.0% of total revenues during the three months ended March 31, 2000, which were consistent with general and administrative expenses of 1.9% of total revenues during the same period in 1999.

           Interest expense increased approximately $4.7 million or 35% during the three months ended March 31, 2000, as compared to the same period in 1999. This increase was due to higher outstanding debt balances in 2000, primarily used to fund property acquisitions, capital expenditures and tenant improvements, as well as higher effective interest rates in 2000.

           Depreciation and amortization expense increased by approximately $3.9 million during the three months ended March 31, 2000, primarily due to depreciation related to properties acquired and for capital expenditures and tenant improvements placed in service since April 1, 1999.

SAME PROPERTIES

           Following is a comparison of property operating data computed under generally accepted accounting principles ("GAAP Basis") and excluding the straight-line rent adjustment ("Cash Basis") for the 133 stabilized properties we owned for the entire three month periods ended March 31, 2000 and 1999 (in thousands, except number of properties and percentages):



                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                             --------------------------------            DOLLAR            PERCENT
                                                                2000                 1999                CHANGE             CHANGE
                                                             -----------          -----------           ---------         ----------
                                                                        (Unaudited)
GAAP BASIS:
Revenue from rental operations........................       $    83,066          $    77,987           $   5,079               6.5%
Property operating expenses...........................            23,433               23,116                 317               1.3%
                                                             -----------          -----------           ---------         ----------
        Net...........................................       $    59,633          $    54,871           $   4,762               8.7%
                                                             ===========          ===========           =========         ==========

CASH BASIS(1):

Revenue from rental operations........................       $    81,892          $    76,376           $   5,516               7.2%
Property operating expenses...........................            23,433               23,116                 317               1.3%
                                                             -----------          -----------           ---------         ----------
        Net...........................................       $    58,459          $    53,260           $   5,199               9.8%
                                                             ===========          ===========           =========         ==========

Number of stabilized properties.......................               133                  133
Average occupancy.....................................              93.9%                91.0%
Net rentable square feet..............................            16,900               16,900
Percentage of total portfolio.........................              91.4%                96.2%

----------------
(1)   Excludes straight-line rent adjustments.

           Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $5.1 million, or 6.5%, during the three months ended March 31, 2000, compared to the same period in 1999, primarily due to a 2.9% increase in average occupancy and increases in average rental rates. This increase in occupancy not only contributed to higher rental revenue but also resulted in higher parking income and miscellaneous tenant charges. Miscellaneous tenant charges include revenue from after-hour utility billings, signage, satellite income and lease termination settlements. Lease termination settlements totaled approximately $2.5 million in 2000 compared to $2.6 million in 1999 for these properties.

           Excluding only the straight-line rent adjustments for these properties, revenue from rental operations for the three months ended March 31, 2000, computed on a Cash Basis, increased by approximately $5.5 million or 7.2%.

           Property operating expenses for these properties increased by approximately $300,000, or 1.3%, during the three months ended March 31, 2000, compared to the same period in 1999, primarily due to higher repair and maintenance, real estate taxes, and marketing and other expenses in 2000, partially offset by lower utilities expense. Increases in certain repair and maintenance expense items were primarily due to the approximate 2.9% increase in average occupancy for these properties in 2000. Due to our continued focus on raising our portfolio-wide occupancy, certain marketing and tenant retention related expenses were also higher in 2000. These increases in property operating expenses in 2000 were partially offset by an approximate $638,000 decrease in utility expense in 2000 as a result of energy savings achieved from energy enhancing capital improvements completed during 1999.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

           Cash provided by operating activities increased by approximately $3.1 million to $45.5 million for the three months ended March 31, 2000, as compared to $42.4 million for the same period in 1999, primarily due to the operating results of the 9 properties acquired or placed in renovation since January 1, 1999 as well as the increases in occupancy and rates throughout our portfolio.

           Cash used in investing activities increased by approximately $28.5 million, to approximately $73.1 million for the three months ended March 31, 2000 compared to approximately $44.6 million for the same period in 1999, primarily due to our increased development, renovation activity and tenant improvements build out in 2000.

           Cash provided by financing activities increased by approximately $23.5 million to $23.0 million for the three months ended March 31, 2000, as compared to an outflow of $0.5 million for the same period in 1999. Cash provided by financing activities for the three months ended March 31, 2000 consisted primarily of net proceeds from our offering of unsecured senior notes partially offset by repayments of mortgage loans, paydowns of our unsecured lines of credit and distributions to stockholders and minority interests.

AVAILABLE BORROWINGS, CASH BALANCE AND CAPITAL RESOURCES

           We have an unsecured line of credit with a total commitment of $10 million from City National Bank (the "City National Bank Credit Facility"). The City National Bank Credit Facility accrues interest at the City National Bank Prime Rate less 0.875% and is scheduled to mature on August 1, 2000. Proceeds from the City National Bank Credit Facility will be used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of March 31, 2000, there was no outstanding balance on the City National Bank Credit Facility and $10 million was available for additional borrowing.

           On January 25, 2000, we expanded one of our two prepayable term loans with an affiliate of Lehman Brothers totaling $120.5 million by $25 million, resulting in a combined outstanding balance of $145.5 million for both loans. The total outstanding balance on these loans was repaid on March 17, 2000 with the proceeds from the issuance of $250 million in senior unsecured notes described below.

           On March 17, 2000, the Operating Partnership issued $250 million of senior unsecured notes in two tranches. One tranche was for $200 million at an interest rate of 8.875% due in March 2005 and the other tranche was for $50 million at an interest rate of 9.150% due in March 2010. These notes are the Operating Partnership's senior unsecured obligations and pay interest semi-annually on March 1, and September 1, of each year. Net proceeds from this offering were used to repay the two prepayable term loans to an affiliate of Lehman Brothers described above totaling $145.5 million, a $5.0 million mortgage loan and approximately $96.1 million under our unsecured lines of credit.

           On May 3, 2000, we extended our unsecured line of credit with a group of banks led by Wells Fargo, or the Lenders. The extended line of credit provides for borrowings up to $275 million with an option to increase the amount to $325 million and bears interest at a rate ranging between LIBOR plus 1.15% and LIBOR plus 1.80% (including an annual facility fee ranging from .20% to .40% based on the aggregate amount of the facility) depending on our unsecured debt rating. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the Lenders may bid on the interest rate to be charged for up to $137.5 million of the unsecured line of credit. Under certain circumstances, we also have the option to convert the interest rate on this line of credit to the prime rate plus 0.5%. This line of credit matures in May 2003 with an option to extend the maturity date for one year.

           Following is a summary of scheduled principal payments for our total debt outstanding as of March 31, 2000 (in thousands):


            YEAR                                                                         AMOUNT
        -----------                                                                   ------------
        2000.................................................................         $     30,664(1)
        2001.................................................................                3,004
        2002.................................................................                3,236
        2003.................................................................              232,307
        2004.................................................................              182,445
        2005.................................................................              207,472
        2006.................................................................               15,344
        2007.................................................................                8,936
        2008.................................................................              230,429
        2009.................................................................              112,104
        Thereafter...........................................................               57,159
                                                                                      ------------
            Total.............................................................        $  1,083,100
                                                                                      ============

      ----------

(1)   Reflects extension of our Wells Fargo line of credit to May 2003.

           Following is certain other information related to our indebtedness as of March 31, 2000 (in thousands, except percentage data):


           UNSECURED AND SECURED DEBT ANALYSIS:

                                                                                              WEIGHTED
                                                                                              AVERAGE
                                                           BALANCE       PERCENT         INTEREST RATE(1)
                                                        -------------  -----------       -----------------

           Unsecured Debt............................   $     461,929         43%              8.47%
           Secured Debt..............................         621,171         57%              7.47%
                                                        -------------     ------              -----
           Total Debt................................   $   1,083,100        100%              7.90%
                                                        =============     ======              =====

           FLOATING AND FIXED RATE DEBT ANALYSIS:

                                                                                              WEIGHTED
                                                                                              AVERAGE
                                                           BALANCE       PERCENT         INTEREST RATE(1)
                                                        -------------  -----------       -----------------

           Floating Rate Debt........................   $     241,399          22%             7.99%
           Fixed Rate Debt...........................         841,701          78%             7.87%
                                                        -------------      ------             -----
           Total Debt................................   $   1,083,100         100%             7.90%
                                                        =============      ======             =====

           (1) Includes amortization of prepaid financing costs.

           Total interest incurred and the amount capitalized was as follows (in thousands):


                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                                       2000               1999
                                                     --------           --------

Total interest incurred ...................          $ 20,693           $ 15,487
Amount capitalized ........................            (2,841)            (2,304)
                                                     --------           --------
Amount expensed ...........................          $ 17,852           $ 13,183
                                                     ========           ========


           As of March 31, 2000, we had $21.2 million in cash and cash equivalents, including $18.7 million in restricted cash representing interest bearing cash deposits required by five of our mortgage loans payable. Also included in cash and cash equivalents were $4.9 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

           As of March 31, 2000, we had $97.1 million available under our lines of credit.

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

FUNDS FROM OPERATIONS

           The following table reflects the calculation of our funds from operations for the three month periods ended March 31, 2000 and 1999 (in thousands):


                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                -------------------------------
                                                                                  2000                  1999
                                                                                ---------             ---------
         FUNDS FROM OPERATIONS(1):                                                        (Unaudited)
            Net income..................................................        $  23,491             $  24,391
            Depreciation and amortization of real estate assets.........           20,147                16,215
            Minority interest...........................................            1,875                 1,211
            Distributions on Preferred Operating Partnership Units......           (1,078)                    -
                                                                                ---------             ---------
              Funds From Operations.....................................        $  44,435             $  41,817
                                                                                =========             =========

----------

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


PORTFOLIO AND LEASE INFORMATION

           The following tables set forth certain information regarding our Properties as of March 31, 2000.

                                PORTFOLIO SUMMARY




        LOCATION                          NUMBER OF PROPERTIES                APPROXIMATE NET RENTABLE SQUARE FEET
                                                                                         (in thousands)
-------------------------    -------------------------------------------   -------------------------------------------
                                       Industrial                 % of                Industrial                 % of
                             Office    and Retail    Total        Total     Office    and Retail    Total        Total
                             -------   ----------   -------      -------   -------   ----------   -------      -------
Los Angeles County
  West ...................        28            1        29           20%     4,684           37     4,721           26%
  North ..................        31           --        31           22%     2,767           --     2,767           15%
  South ..................        16           --        16           12%     2,202           --     2,202           12%
  Central ................         3           --         3            2%       609           --       609            3%
                             -------   ----------   -------      -------    -------   ----------   -------      -------

    Subtotal .............        78            1        79           56%    10,262           37    10,299           56%

Orange County ............        21           --        21           15%     3,317           --     3,317           18%
San Diego County .........        21           --        21           15%     2,487           --     2,487           13%
Ventura County ...........         4           --         4            3%       562           --       562            3%
Riverside/San
  Bernardino Counties ....         8            4        12            8%       554          415       969            6%
Kern County ..............         2           --         2            1%       216           --       216            1%
                             -------   ----------   -------      -------    -------   ----------   -------      -------

  Subtotal ...............       134            5       139           98%    17,398          452    17,850           97%

Renovation Properties ....         3           --         3            2%       642           --       642            3%
                             -------   ----------   -------      -------    -------   ----------   -------      -------

  Total ..................       137            5       142(1)       100%    18,040          452    18,492(1)       100%
                             =======   ==========   =======      =======    =======   ==========   =======      =======



                              PROPERTY OPERATING
                             INCOME FOR THE THREE
                              MONTHS ENDED MARCH
                                  31, 2000
                                (in thousands)
                             --------------------
                                         % of
                               Total     Total
                             -------   -------
Los Angeles County
  West ...................   $23,432        36%
  North ..................     9,664        15%
  South ..................     6,236        10%
  Central ................     1,799         3%
                             -------   -------

    Subtotal .............    41,131        64%

Orange County ............    10,675        17%
San Diego County .........     7,881        12%
Ventura County ...........     1,679         3%
Riverside/San
  Bernardino Counties ....     1,897         3%
Kern County ..............       778         1%
                             -------   -------

  Subtotal ...............    64,041       100%


Renovation Properties ....       290         0%
                             -------   -------

  Total ..................   $64,331       100%
                             =======   =======

-------------------
(1) Including three properties currently under development, our total portfolio consists of 145 properties and approximately 19.2 million rentable square feet.

                           PORTFOLIO OCCUPANCY SUMMARY


                                  PERCENT OCCUPIED                    PERCENT LEASED                 ANNUALIZED BASE RENT
         LOCATION                 AT MARCH 31, 2000                 AT MARCH 31, 2000               PER LEASED SQUARE FOOT (1)
--------------------------   ------------------------------   -------------------------------   -----------------------------------
                                                                                                                            Full
                                      Industrial                      Industrial                       Industrial          Service
                                         and                             and                              and              Gross
                            Office      Retail       Total    Office    Retail      Total       Office   Retail    Total   Leases(2)
                            ------    ----------    ------    ------    ------    ----------    ------   ------   ------   ------
Los Angeles County:
  West ....................   93.8%        100.0%     93.9%     95.0%    100.0%         95.0%   $22.26   $24.60   $22.28   $22.26
  North ...................   94.7%           --      94.7%     95.4%       --          95.4%    19.87       --    19.87    21.40
  South ...................   93.9%           --      93.9%     95.7%       --          95.7%    17.63       --    17.63    19.23
  Central .................   85.7%           --      85.7%     94.8%       --          94.8%    19.74       --    19.74    19.74
Orange County .............   95.3%           --      95.3%     96.3%       --          96.3%    16.38       --    16.38    19.15
San Diego County ..........   97.5%           --      97.5%     98.0%       --          98.0%    15.89       --    15.89    18.74
Ventura County ............   98.3%           --      98.3%     98.3%       --          98.3%    17.26       --    17.26    17.26
Riverside/San
  Bernardino Counties .....   79.8%         94.8%     86.2%     79.8%     96.2%         86.8%    14.48     8.56    11.67    17.31
Kern County ...............   88.7%           --      88.7%     88.7%       --          88.7%    21.28       --    21.28       --
                            ------    ----------    ------    ------    ------    ----------    ------   ------   ------   ------

   SUBTOTAL/ WEIGHTED AVG..   94.1%         95.2%     94.2%     95.3%     96.5%         95.4%    18.75     9.92    18.52    20.47

Renovation Properties .....   27.3%           --      27.3%     64.9%       --          64.9%    30.01       --    30.01    30.01
                            ------    ----------    ------    ------    ------    ----------    ------   ------   ------   ------

   TOTAL/ WEIGHTED AVG ....   91.7%         95.2%     91.8%     94.3%     96.5%         94.3%   $19.02   $ 9.92   $18.80   $20.78
                            ======    ==========    ======    ======    ======    ==========    ======   ======   ======   ======


(1) Based on monthly contractual base rent under existing leases as of March 31, 2000, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2) Excludes 48 properties and 4,722,281 net rentable square feet under triple net and modified gross leases.



                                LEASE EXPIRATIONS

                              As of March 31, 2000


                                       SQUARE
                                      FOOTAGE OF         PERCENTAGE OF                               ESTIMATED MARKET
                        NUMBER OF      EXPIRING            AGGREGATE     ANNUALIZED BASE RENT OF         RENT OF
   YEAR OF LEASE         LEASES        LEASES          PORTFOLIO LEASED     EXPIRING LEASES           EXPIRING LEASES
   EXPIRATION           EXPIRING    (IN THOUSANDS)        SQUARE FEET      (PER SQUARE FOOT)        (PER SQUARE FOOT) (1)
------------------    ------------  ---------------    ----------------  -----------------------    ---------------------
Month-to-Month ...       195              352                2.02%             $   21.84                   $  25.08
2000(2)...........       489            1,647                9.45%             $   18.09                   $  21.61
2001..............       626            2,435               13.96%             $   18.63                   $  22.93
2002..............       615            2,742               15.72%             $   18.78                   $  25.35
2003..............       465            2,908               16.68%             $   20.10                   $  26.00
2004..............       393            2,734               15.68%             $   20.30                   $  26.22


  (1) Calculation based on our estimate of current market rental rates and annual increases in such rates of 8%, 6%, 4%, 3% and 3%, in 2000, 2001, 2002, 2003 and 2004, respectively. Our estimates of these rental rates are based on current trends which could change or reverse at any time as a result of future events. Our ability to rent expiring lease space at estimated levels is highly dependent upon many factors over which we have no control. We undertake no obligation to update or correct these estimates if future events prove them to be inaccurate.

  (2) Represents leases expiring from April 1, 2000 through December 31, 2000.

                                LEASING ACTIVITY

                    For the Three Months Ended March 31, 2000



       NET ABSORPTION                                      WEIGHTED AVERAGE      TENANT IMPROVEMENTS
        (SQUARE FEET)                                       NEW LEASE TERM         AND COMMISSIONS
       (IN THOUSANDS)               RETENTION RATE (1)        (IN MONTHS)        (PER SQUARE FOOT) (2)
------------------------------    ---------------------   ------------------   -----------------------
                                                                                   New        Renewal
                                                                                --------     --------
              291                        72.0%                     60.5         $  15.80     $  10.35
          =======                     ========                 ========         ========     ========


--------------------
  (1)  Percentage of leases in which tenants were retained at lease expiration.
  (2)  Excludes properties under renovation and development.


                         DEVELOPMENT/RENOVATION SUMMARY

                              As of March 31, 2000


                                                   COSTS                       PERCENT      ESTIMATED
                                                 INCURRED        ESTIMATED      LEASED    CONSTRUCTION      ESTIMATED
                                                  TO DATE     TOTAL COST (1)      AT       COMPLETION     STABILIZATION
  PROPERTY                      SQUARE FEET    (IN THOUSANDS) (IN THOUSANDS)   4/24/00        DATE             DATE
  --------                      -----------    -------------- --------------   -------    ------------    --------------
  DEVELOPMENT:
  HOWARD HUGHES CENTER
    6060 CENTER DRIVE                240,724    $   38,017      $   56,000      100%       2nd Qtr 2000    3rd Qtr 2000
    UNIVISION BUILDING               158,473         4,944          51,700      100%       3rd Qtr 2001    3rd Qtr 2001
    6080 CENTER DRIVE                283,204        15,822          75,330        0%       2nd Qtr 2001    4th Qtr 2002
    UNALLOCATED ACQUISITION
       AND MASTER PLAN
       COSTS (1),(2)                      --        20,750          34,600
                                ------------    ----------      ----------
  TOTAL DEVELOPMENT
    PROPERTIES                       682,401        79,533         217,630

  RENOVATION:
  535 BRAND BOULEVARD                109,187        20,418          20,750       90%         Complete      2nd Qtr 2000
  WESTWOOD CENTER                    313,000        78,196          91,122       90%         Complete      4th Qtr 2000
  TOURNEY POINTE                     219,991        32,367          33,500       35%         Complete      4th Qtr 2000
                                ------------    ----------      ----------
    TOTAL PROPERTIES UNDER
     RENOVATION                      642,178       130,981         145,372
                                ------------    ----------      ----------

  TOTAL PROPERTIES UNDER
    DEVELOPMENT AND RENOVATION     1,324,579    $  210,514      $ 363,002
                                ============    ==========      =========


                                  ESTIMATED
                                    YEAR 1
                                  STABILIZED    ESTIMATED
                                     NOI         ANNUAL
 PROPERTY                        (IN THOUSANDS)   YIELD
 --------                       --------------  --------
 DEVELOPMENT:
 HOWARD HUGHES CENTER
   6060 CENTER DRIVE              $  6,250       11.2%
   UNIVISION BUILDING             $  5,199       10.1%
   6080 CENTER DRIVE              $  8,288       11.0%
   UNALLOCATED ACQUISITION
      AND MASTER PLAN
      COSTS (1),(2)

 TOTAL DEVELOPMENT
   PROPERTIES

 RENOVATION:
 535 BRAND BOULEVARD              $  1,876        9.0%
 WESTWOOD CENTER                  $  9,568       10.5%
 TOURNEY POINTE                   $  2,943        8.8%

   TOTAL PROPERTIES UNDER
    RENOVATION


 TOTAL PROPERTIES UNDER
   DEVELOPMENT AND RENOVATION


---------------
(1) Estimated total cost includes purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during renovation or development, and for the Howard Hughes Center development properties an allocation of land and Master Plan costs. Master Plan costs include the costs of road and bridge construction and other Howard Hughes Center infrastructure and master planning costs.

(2) We acquired the undeveloped commercial property portions of the Howard Hughes Center for $28.5 million. In August 1999, subject to a sales agreement entered into upon our initial acquisition, we sold approximately 5.4 acres for $7.5 million to a third party who is currently developing a 250,000 square foot retail and entertainment complex. This amount also excludes approximately $4.3 million allocated to 6060 Center Drive, $5.1 million allocated to 6080 Center Drive, and approximately $1.6 million allocated to the Univision building. We have entitlements to construct an additional approximately 720,000 net rentable square feet of office space at the Howard Hughes Center.

           Our ability to rent expiring lease space at estimated levels is highly dependent upon many factors over which we have no control. These factors include the national economic climate, perceptions of prospective tenants of the attractiveness of the Properties, and our ability to maintain and manage the Properties. We also have numerous competitors and some of the competing properties may be newer, better located or owned by parties better capitalized than us. As new commercial properties are developed and the number of competitive commercial properties in a particular area increases, competitive pressures will increase as well. Additionally, all of our Properties are located in Southern California. Our ability to charge estimated rents may be adversely affected by the local economic climate (which could be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for office and other competing commercial properties). The preceding discussion is not intended as an exhaustive list of the risks associated with rent rate projections and should be read in conjunction with "Risk Factors--Real Estate Investment Risks," "--An Inability To Retain Tenants Or Rent Space Upon Lease Expirations May Adversely Affect Our Ability To Service Our Debt," "--Because Real Estate Investments Are Illiquid, We May Not Be Able To Sell Properties When Appropriate," "--Competition Affects Occupancy Levels And Rents Which Could Adversely Affect Our Revenue," and "--Our Operating Performance And Property Values Will Be Affected By Changes In The Economic Climate In Southern California" in our most recent Annual Report on Form 10-K.

           We undertake no obligation to update or correct these estimates if future events prove them to be inaccurate.

           As a result of the foregoing, you should not unduly rely on these estimated rental rates.


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

           Certain of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances at March 31, 2000, a one percentage point increase in interest rates on our $241.4 million of floating rate debt would decrease annual future earnings and cash flows by approximately $2.4 million and would not have an impact on the floating rate debt fair value. A one percentage point decrease in interest rates on our $241.4 million of floating rate debt would increase annual future earnings and cash flows by approximately $2.4 million and would not have an impact on the floating rate debt fair value. A one percentage point increase or decrease in interest rates on our secured note receivable would not have a material impact on annual future earnings, cash flows and its fair value.

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

3.2 Articles Supplementary of the Class A Junior Participating Preferred Stock as an exhibit to the current report on Form 8-K, dated August 26, 1999, and incorporated herein by reference.

3.3 Articles Supplementary of the 8-5/8 Series B Cumulative Redeemable Preferred Stock dated September 7, 1999, filed as an exhibit to our annual report on Form 10-K filed with the Commission of March 27, 2000 and incorporated herein by reference.

3.4 Bylaws of Registrant as filed as an exhibit to Registration Statement on Form S-11 (No. 333-8163) and incorporated herein by reference.

3.5 Certificate of Amendment of the Bylaws of Arden Realty, Inc. dated July 14, 1999, filed as an exhibit to our quarterly report on Form 10-Q filed with the Commission on August 14, 1999, and incorporated herein by reference.

3.6 Certificate of Amendment of the Bylaws of Arden Realty, Inc., dated March 17, 2000.

4.1 Rights Agreement, dated as of August 14, 1999, between Arden Realty, Inc. and The Bank of New York as filed as an exhibit to the current report on Form 8-K, dated August 26, 1999, and incorporated herein by reference.

4.2 Indenture between Arden Realty Limited Partnership and The Bank of New York, as trustee, dated March 14, 2000, filed as an exhibit to Arden Realty Limited Partnership's Registration Statement on Form S-4 (No. 333-35406) filed with the Commission on April 21, 2000 and incorporated herein by reference.

10.1 Second Amended and Restated Agreement of Limited Partnership of the Arden Realty Limited Partnership dated as of September 7, 1999, filed as an exhibit to our quarterly report Form 10-Q filed with the Commission on November 15, 1999, and incorporated herein by reference.

10.44 Registration Rights Agreement between Arden Realty Limited Partnership and the initial purchasers of the unregistered notes, filed as an exhibit to Arden Realty Limited Partnership's Registration Statement on Form S-4 (No. 333-35406) filed with the Commission on April 21, 2000 and incorporated herein by reference.

10.45 Second Amended and Restated Revolving Credit Agreement between Arden Realty Limited Partnership and Wells Fargo Bank, dated May 2, 2000.

27.1         Financial Data Schedule.

(b)          REPORTS ON FORM 8-K

             None

                                   SIGNATURES

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ARDEN REALTY, INC.



Date: May 11, 2000                        By: /s/  Diana M. Laing
                                              ---------------------------------
                                               Diana M. Laing
                                               Executive Vice President and
                                               Chief Financial Officer




Date: May 11, 2000                        By: /s/  Richard S. Davis
                                              ---------------------------------
                                               Richard S. Davis
                                               Senior Vice President and
                                               Chief Accounting Officer