Form 10-Q
period 2000-06-30
ARDEN REALTY INC
filed 2000-08-14
CIK 1013794

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

                         Commission file number 1-12193

                               ARDEN REALTY, INC.
             (Exact name of registrant as specified in its charter)


                MARYLAND                               95-4578533
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)              Identification No.)

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

As of August 9, 2000 there were 63,506,871 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

================================================================================

                               ARDEN REALTY, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                         PAGE NO.
                                                                                                         --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements
                   Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999.....     3

                   Consolidated Statements of Income for the three and six months ended
                     June 30, 2000 and 1999 (Unaudited)..................................................     4

                   Consolidated Statements of Cash Flows for the six months ended
                     June 30, 2000 and 1999 (Unaudited)..................................................     5

                   Notes to Consolidated Financial Statements............................................     6

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................................................     9

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................    22

PART II.  OTHER INFORMATION..............................................................................    23

          SIGNATURES.....................................................................................    25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ARDEN REALTY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   JUNE 30,      DECEMBER 31,
                                                                                     2000            1999
                                                                                 ------------    ------------
                                                                                  (UNAUDITED)
ASSETS
Investment in real estate:
   Land ......................................................................   $    468,757    $    467,157
   Buildings and improvements ................................................      1,870,439       1,833,052
   Tenant improvements and leasing commissions ...............................        192,179         153,161
                                                                                 ------------    ------------
                                                                                    2,531,375       2,453,370
   Less:  accumulated depreciation ...........................................       (199,112)       (157,608)
                                                                                 ------------    ------------
                                                                                    2,332,263       2,295,762
   Properties under development ..............................................        220,116         183,349
                                                                                 ------------    ------------
     Net investment in real estate ...........................................      2,552,379       2,479,111

Cash and cash equivalents ....................................................          2,537           7,056
Restricted cash ..............................................................         19,540          18,513
Rent and other receivables ...................................................         10,965          11,785
Mortgage notes receivable, net of discount ...................................         13,807          13,847
Deferred rent ................................................................         27,274          23,932
Prepaid financing costs, expenses and other assets, net of amortization ......         22,339          16,214
                                                                                 ------------    ------------
     Total assets ............................................................   $  2,648,841    $  2,570,458
                                                                                 ============    ============
LIABILITIES
Mortgage loans payable .......................................................   $    625,866    $    740,806
Unsecured lines of credit ....................................................        245,350         288,850
Unsecured senior notes, net of discount ......................................        249,114              --
Accounts payable and accrued expenses ........................................         29,624          34,482
Security deposits ............................................................         19,904          16,073
Dividends payable ............................................................         29,442          28,195
                                                                                 ------------    ------------
     Total liabilities .......................................................      1,199,300       1,108,406
                                                                                 ------------    ------------
Minority interests ...........................................................         85,877          86,294

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 20,000,000 shares authorized, none issued ...             --              --
Common stock, $.01 par value, 100,000,000 shares authorized,
  63,316,424 and 63,358,977 issued and outstanding, respectively .............            633             633

Additional paid-in capital ...................................................      1,364,143       1,377,292
Notes receivable from officers for purchase of common stock ..................         (1,112)         (2,167)
                                                                                 ------------    ------------
     Total stockholders' equity ..............................................      1,363,664       1,375,758
                                                                                 ------------    ------------
     Total liabilities and stockholders' equity ..............................   $  2,648,841    $  2,570,458
                                                                                 ============    ============

          See accompanying notes to consolidated financial statements.

                               ARDEN REALTY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                JUNE 30,                 JUNE 30,
                                                         ---------------------    -----------------------
                                                           2000        1999          2000         1999
                                                         --------   ----------    ----------   ----------
Revenue ...............................................  $ 92,856   $   82,712    $  182,534   $  162,048
Property operating expenses ...........................    26,721       24,444        52,068       47,954
                                                         --------   ----------    ----------   ----------
                                                           66,135       58,268       130,466      114,094

General and administrative expenses ...................     1,838        1,687         3,659        3,183
Interest expense ......................................    18,770       14,455        36,622       27,638
Depreciation and amortization .........................    21,277       17,173        41,424       33,388
Interest and other income .............................      (770)        (671)       (1,625)      (1,341)
                                                         --------   ----------    ----------   ----------
Income before minority interest .......................    25,020       25,624        50,386       51,226
Minority interests ....................................    (1,822)        (971)       (3,697)      (2,182)
                                                         --------   ----------    ----------   ----------
Net income ............................................  $ 23,198   $   24,653    $   46,689   $   49,044
                                                         ========   ==========    ==========   ==========
Net income per common share:
     Basic ............................................  $   0.37   $     0.39    $     0.74   $     0.78
                                                         ========   ==========    ==========   ==========
     Diluted ..........................................  $   0.37   $     0.39    $     0.74   $     0.78
                                                         ========   ==========    ==========   ==========
Weighted average common shares outstanding:
     Basic ............................................    63,316       62,984        63,328       62,755
                                                         ========   ==========    ==========   ==========
     Diluted ..........................................    63,507       63,136        63,473       62,879
                                                         ========   ==========    ==========   ==========

          See accompanying notes to consolidated financial statements.

                               ARDEN REALTY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                    ---------------------------
                                                                                       2000             1999
                                                                                    ----------       ----------
OPERATING ACTIVITIES:
  Net income .....................................................................  $   46,689       $   49,044
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Minority interests ...........................................................       3,697            2,182
    Depreciation and amortization ................................................      41,424           33,388
    Amortization of loan costs ...................................................       1,772            1,239
    Changes in operating assets and liabilities:
       Rent and other receivables ................................................       1,048               63
       Deferred rent .............................................................      (3,342)          (3,567)
       Prepaid financing costs, expenses and other assets ........................      (7,938)          (6,012)
       Accounts payable and accrued expenses .....................................       3,567            8,513
       Security deposits .........................................................       3,831              493
                                                                                    ----------       ----------
  Net cash provided by operating activities ......................................      90,748           85,343
                                                                                    ----------       ----------
INVESTING ACTIVITIES:
  Acquisitions and improvements to investment in real estate .....................    (123,128)        (150,959)
                                                                                    ----------       ----------
FINANCING ACTIVITIES:
  Proceeds from mortgage loans ...................................................      11,885          229,888
  Repayments of mortgage loans ...................................................    (126,825)        (111,737)
  Proceeds from unsecured lines of credit ........................................      68,000          130,461
  Repayments of unsecured lines of credit ........................................    (111,500)        (120,298)
  Proceeds from unsecured senior notes, net of discount ..........................     249,079               --
  Distributions to preferred operating partnership unit holders ..................      (2,156)              --
  Increase in restricted cash ....................................................      (1,027)          (5,150)
  Distributions to minority interests ............................................      (1,958)          (2,683)
  Dividends paid .................................................................     (57,637)         (53,983)
                                                                                    ----------       ----------
  Net cash provided by financing activities ......................................      27,861           66,498
                                                                                    ----------       ----------
  Net (decrease) increase in cash and cash equivalents ...........................      (4,519)             882
  Cash and cash equivalents at beginning of period ...............................       7,056            4,578
                                                                                    ----------       ----------
  Cash and cash equivalents at end of period .....................................  $    2,537       $    5,460
                                                                                    ==========       ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest, net of amount capitalized ..........  $   35,261       $   30,318
                                                                                    ==========       ==========

See accompanying notes to consolidated financial statements.

                               ARDEN REALTY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1.   DESCRIPTION OF BUSINESS

         The terms "Arden Realty", "us", "we" and "our" as used in this report refer to Arden Realty, Inc. Through our controlling interest in Arden Realty Limited Partnership or the "Operating Partnership," and our other subsidiaries, we own, manage, lease, develop, renovate and acquire commercial office properties located in Southern California. As of June 30, 2000, our portfolio was comprised of 142 primarily suburban office properties or the "Properties," with approximately 18.5 million net rentable square feet and three properties with approximately 700,000 net rentable square feet under development.

         The accompanying consolidated condensed financial statements include our accounts, and the accounts of the Operating Partnership and our other subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         The minority interests at June 30, 2000 and December 31, 1999 consisted of limited partnership interests in the Operating Partnership of approximately 3.3%, exclusive of ownership interests of our preferred units holder.

2.   INTERIM FINANCIAL DATA

         The accompanying consolidated condensed financial statements should be read in conjunction with our 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The accompanying financial information reflects all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

         Certain prior period amounts have been reclassified to conform with the current period presentation.

3.   MORTGAGE LOANS PAYABLE, UNSECURED LINES OF CREDIT AND UNSECURED SENIOR
     NOTES

         A summary of our outstanding indebtedness as of June 30, 2000 and December 31, 1999 is as follows:

                                                               STATED ANNUAL                       NUMBER OF
                                 JUNE 30,                     INTEREST RATE AT  FIXED/             PROPERTIES        MATURITY
                                   2000        DECEMBER 31,     JUNE 30, 2000  FLOATING             SECURING          MONTH/
TYPE OF DEBT                    (UNAUDITED)       1999           (UNAUDITED)     RATE                 LOAN            YEAR
------------                    -----------   -------------   ---------------  --------            ----------        --------
                                     (IN THOUSANDS)
MORTGAGE LOANS PAYABLE:
Fixed Rate
Mortgage Financing I(1)....    $   175,000    $   175,000           7.52%       Fixed                      18           6/04
Mortgage Financing III(2)..        136,100        136,100           6.74        Fixed                      22           4/08
Mortgage Financing IV(2)...        111,200        111,200           6.61        Fixed                      12           4/08
Mortgage Financing V(3)....        113,130        114,016           6.94        Fixed                      12           4/09
Mortgage Financing VI(3)...         22,331         22,426           7.54        Fixed                       3           4/09
Westwood Center(3).........         14,696         14,859           8.09        Fixed                       1           5/03
Activity Business
  Center(3) ...............          7,948          8,003           8.85        Fixed                       1           5/06
145 South Fairfax(3).......          4,035          4,050           8.93        Fixed                       1           1/27
Marin Corporate Center(3)..          3,113          3,168           9.00        Fixed                       1           7/15
Conejo Business Center(4)..          3,059          3,114           8.75        Fixed                 (Note 4)          7/15
Conejo Business Center(4)..          1,331          1,358           7.88        Fixed                 (Note 4)          7/15
299 North Euclid(1)........             --          5,000             --        Fixed                       1           7/02
                               -----------    -----------
                                   591,943        598,294
Floating Rate
Construction Loan(5).......         33,923         22,037           8.68        LIBOR + 2.00%         (Note 6)         12/00
Lehman Prepayable Term
   Loan II and III(1)......             --        120,475             --        LIBOR + 2.25%               9          11/00
                               -----------    -----------
                                   625,866        740,806
UNSECURED LINES OF
  CREDIT(8):
Floating Rate
Wells Fargo(1).............        243,350        280,850           7.84        LIBOR + 1.15%              --           4/03
City National Bank(1)......          2,000          8,000           8.62        Prime Rate - 0.875%        --           8/01
                               -----------    -----------
                                   245,350        288,850
UNSECURED SENIOR NOTES:
Fixed Rate
2005 Notes(7)..............        199,513             --           8.87        Fixed                      --           3/05
2010 Notes(7)..............         49,601             --           9.15        Fixed                      --           3/10
                               -----------    -----------
                                   249,114             --
                               -----------    -----------
   Total Debt..............    $ 1,120,330    $ 1,029,656
                               ===========    ===========

----------

(1) Requires monthly payments of interest only, with outstanding principal balance due upon maturity.

(2) Requires monthly payments of interest only for five years and monthly payments of principal and interest thereafter.

(3)   Requires monthly payments of principal and interest.

(4)   Both mortgage loans are secured by the Conejo Business Center property.

(5) All interest and principal due upon maturity. This loan matures in December 2000 with two one-year extension options.

(6) This loan is secured by certain property and construction improvements relating to the 6060 Center Drive office building in the Howard Hughes Center.

(7) Requires semi-annual interest payments only, with principal balance due upon maturity.

(8)   See footnote 6 below for discussion of our new line of credit.

         On January 25, 2000, we expanded one of our two prepayable term loans with an affiliate of Lehman Brothers totaling $120.5 million by $25.0 million, resulting in a combined outstanding balance of $145.5 million for both loans.

         On March 17, 2000, the Operating Partnership issued $250 million of senior unsecured notes in two tranches. One tranche was for $200 million at an interest rate of 8.87% due in March 2005 and the other tranche was for $50 million at an interest rate of 9.15% due in March 2010. These notes are the Operating Partnership's senior unsecured obligations and pay interest semi-annually on March 1, and September 1, of each year. Net proceeds from this offering were used to repay two prepayable term loans to an affiliate of Lehman Brothers described above totaling $145.5 million, a $5.0 million mortgage loan and approximately $96.1 million under our unsecured lines of credit. These senior unsecured notes were issued in a private placement and resold in reliance upon an exemption from registration provided by Rule 144A under the Securities Act. As part of issuing these notes, the Operating Partnership filed a registration statement with the Securities and Exchange Commission enabling the holders of the notes to exchange the privately placed notes for publicly traded notes. This registration statement became effective on May 10, 2000 and by June 5, 2000 all holders of the privately placed notes had exchanged such notes for the Operating Partnership's registered notes.

         On May 3, 2000, we extended our unsecured line of credit with a group of banks led by Wells Fargo, or the Lenders. The extended line of credit provides for borrowings up to $275 million with an option to increase the amount to $325 million and bears interest at a rate ranging between LIBOR plus 1.15% and LIBOR plus 1.80% (including an annual facility fee ranging from .20% to .40% based on the aggregate amount of the facility) depending on our unsecured debt rating. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the Lenders may bid on the interest rate to be charged for up to $137.5 million of the unsecured line of credit. Under certain circumstances, we also have the option to convert the interest rate on this line of credit to the prime rate plus 0.5%. This line of credit matures in April 2003 with an option to extend the maturity date for one year.

4.   STOCKHOLDERS' EQUITY

         On June 13, 2000, we declared a second quarter dividend of $0.465 per share to shareholders of record on June 30, 2000.

5.   REVENUE FROM RENTAL OPERATIONS AND PROPERTY OPERATING EXPENSES

         Revenue from rental operations and property operating expenses are summarized as follows (in thousands):

                                                        THREE MONTHS                 SIX MONTHS
                                                       ENDED JUNE 30,              ENDED JUNE 30,
                                                   ----------------------      ----------------------
                                                     2000          1999          2000          1999
                                                   --------      --------      --------      --------
                                                                       (UNAUDITED)
Revenue from Rental Operations:
   Rental ...................................      $ 80,003      $ 72,331      $157,516      $141,841
   Tenant reimbursements ....................         4,218         2,869         7,810         6,336
   Parking, net of expenses .................         4,415         3,575         8,387         6,757
   Other rental operations ..................         4,220         3,937         8,821         7,114
                                                   --------      --------      --------      --------
                                                     92,856        82,712       182,534       162,048
                                                   --------      --------      --------      --------
Property Operating Expenses:
   Repairs and maintenance ..................         8,895         8,255        17,297        15,925
   Utilities ................................         6,526         6,538        12,636        12,879
   Real estate taxes ........................         6,328         5,669        12,592        11,416
   Insurance ................................         1,043           988         2,084         1,970
   Ground rent ..............................           596           313           794           494
   Marketing and other ......................         3,333         2,681         6,665         5,270
                                                   --------      --------      --------      --------
                                                     26,721        24,444        52,068        47,954
                                                   --------      --------      --------      --------
                                                   $ 66,135      $ 58,268      $130,466      $114,094
                                                   ========      ========      ========      ========

6.   SUBSEQUENT EVENTS

         Ms. Diana Laing resigned as Executive Vice President and Chief Financial Officer effective July 1, 2000 to become Executive Vice President and Chief Financial Officer of a technology company. At the time of her resignation, Ms. Laing surrendered stock options valued at approximately $59,000 as well as 42,553 shares of our common stock underlying a promissory note in the amount of $1.0 million payable to Arden Realty, Inc. The value of the options and shares surrendered by Ms. Laing equaled the unpaid principal and interest of her promissory note.

         In July 2000, we closed on a $75 million unsecured line of credit with Lehman Brothers, Inc. Borrowings on this new line of credit will bear interest at a rate ranging between LIBOR plus 1.05% and LIBOR plus 1.70%, depending on our unsecured debt rating. We also have the option to convert the interest rate to the prime rate plus 0.5%. This line of credit matures in July 2002 with an option to extend the maturity date for one year. Proceeds from this line of credit will be used to paydown a portion of our Wells Fargo unsecured line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto included in our 1999 Annual Report on Form 10-K.

         We are a self-administered and self-managed real estate investment trust, or REIT, that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are a full-service real estate organization managed by 11 senior executive officers who have an average of over 15 years of experience in the real estate industry. We perform all property management, accounting, finance and acquisition activities and a majority of our leasing transactions with our own staff of approximately 300 employees.

         We are Southern California's largest publicly traded office landlord as measured by total net rentable square feet owned, as of June 30, 2000. As of that date, our portfolio consisted of 142 primarily suburban office properties containing approximately 18.5 million net rentable square feet and three properties with approximately 700,000 net rentable square feet under development. As of June 30, 2000, our properties were approximately 95.7% leased, excluding two existing properties under renovation.

         Our primary business strategy is to actively manage our portfolio to achieve gains in occupancy and rental rates, control operating expenses and to maximize income from ancillary operations and services. When market conditions permit, we may also acquire new properties that add value and fit strategically into our portfolio, but we will continue to be very selective and will evaluate any potential acquisition with alternative uses of our capital.

RESULTS OF OPERATIONS

         Our financial position and operating results are primarily comprised of our portfolio of commercial properties and income derived from those properties. Therefore, financial data from period to period will be affected by the timing of significant property renovations, development and acquisitions.

         Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999 (in thousands, except number of properties and percentages):

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                        ----------------------       DOLLAR       PERCENT
                                                          2000          1999         CHANGE       CHANGE
                                                        --------      --------      --------      -------
                                                            (unaudited)
REVENUE
  Revenue from rental operations:
    Rental .......................................      $ 80,003      $ 72,331      $  7,672         11%
    Tenant reimbursements ........................         4,218         2,869         1,349         47%
    Parking, net of expenses .....................         4,415         3,575           840         23%
    Other rental operations ......................         4,220         3,937           283          7%
                                                        --------      --------      --------        ---
                                                          92,856        82,712        10,144         12%
  Interest and other income ......................           770           671            99         15%
                                                        --------      --------      --------        ---
    Total revenue ................................      $ 93,626      $ 83,383      $ 10,243         12%
                                                        ========      ========      ========        ===
EXPENSES
  Property operating expenses:
    Repairs and maintenance ......................      $  8,895      $  8,255      $    640          8%
    Utilities ....................................         6,526         6,538           (12)        (0)%
    Real estate taxes ............................         6,328         5,669           659         12%
    Insurance ....................................         1,043           988            55          6%
    Ground rent ..................................           596           313           283         90%
    Marketing and other ..........................         3,333         2,681           652         24%
                                                        --------      --------      --------        ---
       Total property operating expenses .........        26,721        24,444         2,277          9%
  General and administrative .....................         1,838         1,687           151          9%
  Interest .......................................        18,770        14,455         4,315         30%
  Depreciation and amortization ..................        21,277        17,173         4,104         24%
                                                        --------      --------      --------        ---
    Total expenses ...............................      $ 68,606      $ 57,759      $ 10,847         19%
                                                        ========      ========      ========        ===
OTHER DATA:
NUMBER OF PROPERTIES
  Acquired during period .........................            --             2
  Owned at end of period .........................           142           141

NET RENTABLE SQUARE FEET:
  Acquired during period .........................            --           363
  Owned at end of period .........................        18,492        18,391

         The increase in revenue from rental operations and property operating expenses for the three months ended June 30, 2000 as compared to the same period in 1999 was partially due to the 3 properties we acquired after April 1, 1999 and 5 properties under renovation for all or a portion of the periods presented. Operating results for properties under renovation may significantly vary from period to period depending on the status of the renovation and occupancy levels.

         Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the 8 properties we acquired or were under renovation after April 1, 1999 and for the 134 non-renovation properties we owned for all of the three month periods ended June 30, 2000 and 1999 (in thousands, except number of properties).

                                                                                                  PROPERTIES OWNED
                                                                    PROPERTIES ACQUIRED OR         FOR ALL OF THE
                                                                      UNDER RENOVATION            THREE MONTHS ENDED
                                                   TOTAL VARIANCE    AFTER APRIL 1, 1999       JUNE 30, 2000 AND 1999(1)
                                                   --------------   ----------------------     -------------------------
REVENUE FROM RENTAL OPERATIONS:
   Rental .....................................       $  7,672                $3,556                    $  4,116
   Tenant reimbursements ......................          1,349                     5                       1,344
   Parking, net of operations .................            840                   322                         518
   Other rental operations ....................            283                   329                         (46)
                                                      --------                ------                    --------
                                                      $ 10,144                $4,212                    $  5,932
                                                      ========                ======                    ========
PROPERTY OPERATING EXPENSES:
   Repairs and maintenance ....................       $    640                $  469                    $    171
   Utilities ..................................            (12)                  367                        (379)
   Real estate taxes ..........................            659                   272                         387
   Insurance ..................................             55                    46                           9
   Ground rent ................................            283                    --                         283
   Marketing and other ........................            652                   149                         503
                                                      --------                ------                    --------
                                                      $  2,277                $1,303                    $    974
                                                      ========                ======                    ========
OTHER DATA:
   Number of properties .......................            142                     8                         134
   Net rentable square feet ...................         18,492                 1,532                      16,960

----------

(1)   See the Same Properties analysis below.

         Interest and other income increased by approximately $99,000 or 15% for the three months ended June 30, 2000, as compared to the same period in 1999, primarily due to higher interest income earned in 2000 on higher restricted cash balances required by certain mortgage loans entered into after April 1, 1999.

         General and administrative expenses as a percentage of total revenues were approximately 2.0% of total revenues for the three months ended June 30, 2000, which is consistent with general and administrative expenses of 2.0% of total revenues for the same period in 1999.

         Interest expense increased approximately $4.3 million or 30% during the three months ended June 30, 2000, as compared to the same period in 1999. This increase was due to higher outstanding debt balances in 2000, primarily used to fund capital expenditures, tenant improvements and for the three properties we acquired after April 1, 1999, as well as higher effective interest rates in 2000.

         Depreciation and amortization expense increased by approximately $4.1 million during the three months ended June 30, 2000, primarily due to depreciation related to properties acquired after April 1, 1999 and for capital expenditures, tenant improvements and leasing commissions placed in service after July 1, 1999.

SAME PROPERTIES

         Following is a comparison of property operating data computed under generally accepted accounting principles, or "GAAP Basis," and excluding the straight-line rent adjustment, or "Cash Basis", for the 134 non-renovation properties we owned for the entire three month periods ended June 30, 2000 and 1999 (in thousands, except number of properties and percentages):


                                                    THREE MONTHS ENDED
                                                          JUNE 30,
                                                  -----------------------        DOLLAR      PERCENT
                                                    2000           1999          CHANGE      CHANGE
                                                  --------       --------       --------     -------
                                                       (Unaudited)
GAAP BASIS:
Revenue from rental operations .............      $ 86,454       $ 80,522       $  5,932       7.4%
Property operating expenses ................        24,704         23,730            974       4.1%
                                                  --------       --------       --------      ----
       Net .................................      $ 61,750       $ 56,792       $  4,958       8.7%
                                                  ========       ========       ========      ====
CASH BASIS(1):
Revenue from rental operations .............      $ 84,483       $ 78,488       $  5,995       7.6%
Property operating expenses ................        24,704         23,730            974       4.1%
                                                  --------       --------       --------      ----
       Net .................................      $ 59,779       $ 54,758       $  5,021       9.2%
                                                  ========       ========       ========      ====

Number of stabilized properties ............           134            134
Average occupancy ..........................          94.7%          91.0%
Net rentable square feet ...................        16,960         16,960
Percentage of total portfolio ..............          91.7%          92.2%

----------

(1)   Excludes straight-line rent adjustments.

         Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $5.9 million, or 7.4%, during the three months ended June 30, 2000, compared to the same period in 1999, primarily due to a 3.7% increase in average occupancy and an increase in average rental rates. This increase in occupancy not only contributed to higher rental revenue but also resulted in higher parking income and tenant reimbursements.

         Excluding only the straight-line rent adjustment for these properties, revenue from rental operations for the three months ended June 30, 2000, computed on a Cash Basis, increased by approximately $6.0 million or 8%.

         Property operating expenses for these properties increased by approximately $1.0 million, or 4.1%, during the three months ended June 30, 2000, compared to the same period in 1999, primarily due to higher repair and maintenance, real estate tax, contingent ground rent, and marketing and other expenses in 2000, these increases were partially offset by lower utilities expense in 2000. Increases in certain repair and maintenance expense items were primarily due to the approximate 3.7% increase in average occupancy for these properties in 2000. Real estate taxes increased by $387,000 in 2000 due to normal annual increases and final assessments on certain properties. Ground rent expense increased by $283,000 due to higher operating income from one of our properties with a participating ground lease. Due to our continued focus on raising our portfolio wide occupancy, marketing and tenant retention related expenses were also higher in 2000. These increases in property operating expenses in 2000 were partially offset by a $379,000 decrease in utility expense as a result of savings achieved from energy enhancing capital improvements completed during 1999.

         Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999 (in thousands, except number of properties and percentages):

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                        ----------------------       DOLLAR        PERCENT
                                                          2000          1999         CHANGE        CHANGE
                                                        --------      --------      --------       -------
                                                              (unaudited)
REVENUE
  Revenue from rental operations:
    Rental .......................................      $157,516      $141,841      $ 15,675          11%
    Tenant reimbursements ........................         7,810         6,336         1,474          23%
    Parking, net of expenses .....................         8,387         6,757         1,630          24%
    Other rental operations ......................         8,821         7,114         1,707          24%
                                                        --------      --------      --------        ----
                                                         182,534       162,048        20,486          13%
  Interest and other income ......................         1,625         1,341           284          21%
                                                        --------      --------      --------        ----
    Total revenue ................................      $184,159      $163,389        20,770          13%
                                                        ========      ========      ========        ====

EXPENSES
  Property operating expenses:
    Repairs and maintenance ......................      $ 17,297      $ 15,925         1,372           9%
    Utilities ....................................        12,636        12,879          (243)         (2)%
    Real estate taxes ............................        12,592        11,416         1,176          10%
    Insurance ....................................         2,084         1,970           114           6%
    Ground rent ..................................           794           494           300          61%
    Marketing and other ..........................         6,665         5,270         1,395          26%
                                                        --------      --------      --------        ----
       Total property operating expenses .........        52,068        47,954         4,114           9%
  General and administrative .....................         3,659         3,183           476          15%
  Interest .......................................        36,622        27,638         8,984          33%
  Depreciation and amortization ..................        41,424        33,388         8,036          24%
                                                        --------      --------      --------        ----
    Total expenses ...............................      $133,773      $112,163      $ 21,610          19%
                                                        ========      ========      ========        ====
OTHER DATA:
NUMBER OF PROPERTIES
  Acquired during period .........................            --             3
  Owned at end of period .........................           142           141

NET RENTABLE SQUARE FEET:
  Acquired during period .........................            --           423
  Owned at end of period .........................        18,492        18,391

         The increase in revenue from rental operations and property operating expenses for the six months ended June 30, 2000 as compared to the same period in 1999 was partially due to the 4 properties we acquired and the 5 properties under renovation for all or a portion of the periods presented. Operating results for properties under renovation may significantly vary from period to period depending on the status of the renovation and occupancy levels.

         Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the 9 properties we acquired or were under renovation after April 1, 1999 and for the 133 non-renovation properties we owned for all of the six month periods ended June 30, 2000 and 1999 (in thousands, except number of properties).


                                                                                                PROPERTIES OWNED
                                                                   PROPERTIES ACQUIRED OR       FOR ALL OF THE
                                                                      UNDER RENOVATION          SIX MONTHS ENDED
                                                TOTAL VARIANCE      AFTER JANUARY 1, 1999    JUNE 30, 2000 AND 1999(1)
                                                --------------     -----------------------   -------------------------
REVENUE FROM RENTAL OPERATIONS:
   Rental ...............................          $ 15,675                $ 7,701                    $  7,974
   Tenant reimbursements ................             1,474                    330                       1,144
   Parking, net of operations ...........             1,630                    651                         979
   Other rental operations ..............             1,707                    850                         857
                                                   --------                -------                    --------
                                                   $ 20,486                $ 9,532                    $ 10,954
                                                   ========                =======                    ========
PROPERTY OPERATING EXPENSES:
   Repairs and maintenance ..............          $  1,372                $   990                    $    382
   Utilities ............................              (243)                   777                      (1,020)
   Real estate taxes ....................             1,176                    599                         577
   Insurance ............................               114                     99                          15
   Ground rent ..........................               300                     --                         300
   Marketing and other ..................             1,395                    349                       1,046
                                                   --------                -------                    --------
                                                   $  4,114                $ 2,814                    $  1,300
                                                   ========                =======                    ========
OTHER DATA:
   Number of properties .................               142                      9                         133
   Net rentable square feet .............            18,492                  1,592                      16,900

----------

(1)  See the Same Properties analysis below.

         Interest and other income increased by approximately $284,000 or 21% during the six months ended June 30, 2000, as compared to the same period in 1999, primarily due to higher interest income earned in 2000 on higher restricted cash balances required by certain mortgage loans entered into after April 1, 1999.

         General and administrative expenses as a percentage of total revenues were approximately 2.0% of total revenues for the six months ended June 30, 2000, which is consistent with general and administrative expenses of 1.9% of total revenues for the same period in 1999.

         Interest expense increased approximately $9.0 million or 33% during the six months ended June 30, 2000, as compared to the same period in 1999. This increase was due to higher outstanding debt balances in 2000, primarily used to fund capital expenditures, tenant improvements and for the four properties we acquired in 1999, as well as higher effective interest rates in 2000.

         Depreciation and amortization expense increased by approximately $8.0 million during the six months ended June 30, 2000, primarily due to depreciation related to properties acquired in 1999 and for capital expenditures, tenant improvements and leasing commissions placed in service after June 30, 1999.

SAME PROPERTIES

         Following is a comparison of property operating data computed under the GAAP Basis and Cash Basis for the 133 non-renovation properties we owned for the entire six month periods ended June 30, 2000 and 1999 (in thousands, except number of properties and percentages):

                                                   SIX MONTHS ENDED
                                                        JUNE 30,
                                                ----------------------    DOLLAR    PERCENT
                                                  2000           1999     CHANGE    CHANGE
                                                --------       --------   --------  ------
                                                      (Unaudited)
GAAP BASIS:
Revenue from rental operations ..............   $169,373       $158,419   $ 10,954    6.9%
Property operating expenses .................     48,115         46,815      1,300    2.8%
                                                --------       --------   --------   ----
       Net ..................................   $121,258       $111,604      9,654    8.7%
                                                ========       ========   ========   ====
CASH BASIS(1):
Revenue from rental operations ..............   $166,252       $154,829   $ 11,423    7.4%
Property operating expenses .................     48,115         46,815      1,300    2.8%
                                                --------       --------   --------   ----
       Net ..................................   $118,137       $108,014     10,123    9.4%
                                                ========       ========   ========   ====

Number of stabilized properties .............        133            133
Average occupancy ...........................       94.6%          91.0%
Net rentable square feet ....................     16,900         16,900
Percentage of total portfolio ...............       91.4%          91.9%

----------

Excludes straight-line rent adjustments.

         Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $11.0 million, or 6.9%, during the six months ended June 30, 2000, compared to the same period in 1999, primarily due to a 3.6% increase in average occupancy and an increase in average rental rates. This increase in occupancy not only contributed to higher rental revenue but also resulted in higher parking income, tenant reimbursements and miscellaneous tenant charges including after-hour utility billings, signage and satellite income.

         Excluding only the straight-line rent adjustment for these properties, revenue from rental operations for the six months ended June 30, 2000, computed on a Cash Basis, increased by approximately $11.4 million or 7.4%.

         Property operating expenses for these properties increased by approximately $1.0 million, or 4.1%, during the three months ended June 30, 2000, compared to the same period in 1999, primarily due to higher repair and maintenance, real estate tax, contingent ground rent, and marketing and other expenses in 2000, these increases were partially offset by lower utilities expense in 2000. Increases in certain repair and maintenance expense items were primarily due to the approximate 3.7% increase in average occupancy for these properties in 2000. Real estate taxes increased by $387,000 in 2000 due to normal annual increases and final assessments on certain properties. Ground rent expense increased by $283,000 due to higher operating income from one of our properties with a participating ground lease. Due to our continued focus on raising our portfolio wide occupancy, marketing and tenant retention related expenses were also higher in 2000. These increases in property operating expenses in 2000 were partially offset by a $379,000 decrease in utility expense as a result of savings achieved from energy enhancing capital improvements completed during 1999.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

         Cash provided by operating activities increased by approximately $5.4 million to $90.7 million for the six months ended June 30, 2000, as compared to $85.3 million for the same period in 1999, primarily due to improved operating results from our property portfolio from increases in both occupancy and rental rates throughout our portfolio.

         Cash used in investing activities decreased by approximately $27.8 million, to $123.1 million for the six months ended June 30, 2000 compared to $150.9 million for the same period in 1999. The decrease was due to $69.5 million in funds used in 1999 to acquire three properties which was partially offset by an increase of approximately $42.1 million in funds used in 2000 for capital improvements due to our increased development, renovation activity and tenant improvements build out.

         Cash provided by financing activities decreased by approximately $38.6 million to an inflow of $27.9 million for the six months ended June 30, 2000, as compared to an inflow of $66.5 million for the same period in 1999. Cash provided by financing activities for the six months ended June 30, 2000 consisted primarily of net proceeds from the Operating Partnership's offering of unsecured senior notes partially offset by repayments of mortgage loans, paydowns of our unsecured lines of credit and distributions to stockholders and minority interests.
                                            .
AVAILABLE BORROWINGS, CASH BALANCE AND CAPITAL RESOURCES

         We have an unsecured line of credit with a total commitment of $10 million from City National Bank. This line of credit accrues interest at the City National Bank Prime Rate less 0.875% and is scheduled to mature on August 1, 2001. Proceeds from this line of credit are used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of June 30, 2000, there was $2.0 million outstanding on this line of credit and $8.0 million was available for additional borrowings.

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

         On May 3, 2000, we extended our unsecured line of credit with a group of banks led by Wells Fargo, or the Lenders. The extended line of credit provides for borrowings up to $275 million with an option to increase the amount to $325 million and bears interest at a rate ranging between LIBOR plus 1.15% and LIBOR plus 1.80% (including an annual facility fee ranging from .20% to .40% based on the aggregate amount of the facility) depending on our unsecured debt rating. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the Lenders may bid on the interest rate to be charged for up to $137.5 million of the unsecured line of credit. Under certain circumstances, we also have the option to convert the interest rate on this line of credit to the prime rate plus 0.5%. This line of credit matures in April 2003 with an option to extend the maturity date for one year. As of June 30, 2000, there was approximately $243.4 million outstanding on this line of credit and approximately $31.6 million was available for additional borrowings.

         In July 2000, we closed on a $75 million unsecured line of credit with Lehman Brothers, Inc. Borrowings on this new line of credit will bear interest at a rate ranging between LIBOR plus 1.05% and LIBOR plus 1.70%, depending on our unsecured debt rating. We also have the option to convert the interest rate to the prime rate plus 0.5%. This line of credit matures in July 2002 with an option to extend the maturity date for one year. Proceeds from this line of credit will be used to paydown a portion of our Wells Fargo unsecured line of credit.

         Following is a summary of scheduled principal payments for our total debt outstanding as of June 30, 2000 (in thousands):

   YEAR                                                      AMOUNT
   ----                                                   -----------
   2000.................................................  $    35,287
   2001.................................................        4,861
   2002.................................................        3,093
   2003.................................................      262,664
   2004.................................................      182,302
   2005.................................................      207,918
   2006.................................................       15,303
   2007.................................................        8,895
   2008.................................................      230,388
   2009.................................................      112,063
   Thereafter...........................................       57,556
                                                           ----------
     Total..............................................   $1,120,330
                                                           ==========

         Following is certain other information related to our indebtedness as of June 30, 2000 (in thousands, except percentage data):

         UNSECURED AND SECURED DEBT ANALYSIS:

                                                                 WEIGHTED
                                                                  AVERAGE
                                       BALANCE     PERCENT    INTEREST RATE(1)
                                      ----------   -------    ----------------
         Unsecured Debt ..........    $  494,464       44%          8.72%
         Secured Debt ............       625,866       56%          7.51%
                                      ----------     ----           ----
         Total Debt ..............    $1,120,330      100%          8.04%
                                      ==========     ====           ====

         FLOATING AND FIXED RATE DEBT ANALYSIS:

                                                                       WEIGHTED
                                                                       AVERAGE
                                            BALANCE      PERCENT   INTEREST RATE(1)
                                           ----------    -------   ----------------
         Floating Rate Debt ..........     $  279,273        25%         8.45%
         Fixed Rate Debt .............        841,057        75%         7.91%
                                           ----------      ----          ----
         Total Debt ..................     $1,120,330       100%         8.04%
                                           ==========      ====          ====

----------

(1)   Includes amortization of prepaid financing costs.

         Total interest incurred and the amount capitalized was as follows (in thousands):

                                            FOR THE THREE               FOR THE SIX
                                         MONTHS ENDED JUNE 30,      MONTHS ENDED JUNE 30,
                                        -----------------------    -----------------------
                                          2000           1999        2000           1999
                                        --------       --------    --------       --------
         Total interest incurred .....  $ 22,491       $ 16,859    $ 43,184       $ 32,346
         Amount capitalized ..........    (3,721)        (2,404)     (6,562)        (4,708)
                                        --------       --------    --------       --------
         Amount expensed .............  $ 18,770       $ 14,455    $ 36,622       $ 27,638
                                        ========       ========    ========       ========

         As of June 30, 2000, we had $22.1 million in cash and cash equivalents, including $13.8 million in restricted cash representing interest bearing cash deposits required by five of our mortgage loans payable. Also included in cash and cash equivalents were $5.7 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

         As of June 30, 2000, we had $39.6 million available under our lines of credit. Also, see discussion above regarding our new $75 million line of credit closed in July 2000.

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

FUNDS FROM OPERATIONS

         The following table reflects the calculation of our funds from operations for the three month periods ended June 30, 2000 and 1999 (in thousands):

                                                                     FOR THE                           FOR THE
                                                            THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------       -------------------------
                                                               2000             1999            2000            1999
                                                            ---------         ---------       --------         --------
                                                                                    (unaudited)
        FUNDS FROM OPERATIONS(1):
        Net income ..................................        $ 23,198         $ 24,653        $ 46,689         $ 49,044
        Depreciation and amortization
          of real estate assets .....................          21,277           17,173          41,424           33,388
        Minority interest ...........................           1,822              971           3,697            2,182
        Income allocated to Preferred
          Operating Partnership Units ...............          (1,078)              --          (2,156)              --
                                                             --------         --------        --------         --------
             Funds From Operations ..................        $ 45,219         $ 42,797        $ 89,654         $ 84,614
                                                             ========         ========        ========         ========

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

      The White Paper on funds from operations approved by the Board of Governors of NAREIT in October 1999 defines funds from operations as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute funds from operations in accordance with standards established by the White Paper which may differ from the standards used by other REITs and, accordingly, our funds from operations may not be comparable to other REITs.

PORTFOLIO AND LEASE INFORMATION

         The following tables set forth certain information regarding our Properties as of June 30, 2000.

                                PORTFOLIO SUMMARY

                                                                                                 APPROXIMATE
                                                                                           NET RENTABLE SQUARE FEET
                                                  NUMBER OF PROPERTIES                          (IN THOUSANDS)
                                         ---------------------------------------    -------------------------------------
                                                   Industrial                       Industrial
                                                      and                  % of        and                          % of
LOCATION                                 Office      Retail      Total     Total      Office    Retail   Total      Total
--------                                 ------    ----------    -----     -----    ----------  ------   ------     -----
Los Angeles County
  West .............................        28           1          29        20%      4,684       37     4,721        26%
  North ............................        32          --          32        23%      2,876       --     2,876        16%
  South ............................        16          --          16        12%      2,202       --     2,202        12%
  Central ..........................         3          --           3         2%        609       --       609         3%
                                          ----        ----        ----      ----      ------     ----    ------      ----
   Subtotal ........................        79           1          80        57%     10,371       37    10,408        57%

Orange County ......................        21          --          21        15%      3,317       --     3,317        18%
San Diego County ...................        21          --          21        15%      2,487       --     2,487        13%
Ventura County .....................         4          --           4         3%        562       --       562         3%
Riverside/San Bernardino Counties ..         8           4          12         8%        554      415       969         6%
Kern County ........................         2          --           2         1%        216       --       216         1%
                                          ----        ----        ----      ----      ------     ----    ------      ----
   Subtotal ........................       135           5         140        99%     17,507      452    17,959        98%
Renovation Properties ..............         2          --           2         1%        533       --       533         2%
                                          ----        ----        ----      ----      ------     ----    ------      ----
   Total ...........................       137           5         142(1)    100%     18,040      452    18,492(1)    100%
                                          ====        ====        ====      ====      ======     ====    ======      ====

                                               NET OPERATING INCOME
                                           (IN THOUSANDS AND UNAUDITED)
                                        ----------------------------------
                                         FOR THE THREE       FOR THE SIX
                                         MONTHS ENDED        MONTHS ENDED
                                         JUNE 30, 2000      JUNE 30, 2000
                                        ---------------    ---------------
                                                  % of               % of
LOCATION                                 Total    Total     Total    Total
--------                                --------  -----    --------  -----
Los Angeles County
  West .............................    $ 21,633     33%   $ 45,163    34%
  North ............................      11,100     17%     21,061    16%
  South ............................       7,667     11%     13,824    11%
  Central ..........................       2,111      3%      3,847     3%
                                        --------   ----    --------  ----
   Subtotal ........................      42,511     64%     83,895    64%

Orange County ......................      10,816     17%     21,580    17%
San Diego County ...................       8,332     12%     16,158    12%
Ventura County .....................       1,693      3%      3,341     3%
Riverside/San Bernardino Counties ..       1,755      3%      3,645     3%
Kern County ........................         704      1%      1,477     1%
                                        --------   ----    --------  ----
   Subtotal ........................      65,811    100%    130,096   100%
Renovation Properties ..............     324,778      0%    370,778     0%
                                        --------   ----    --------  ----
   Total ...........................    $ 66,135    100%   $130,466   100%
                                        ========   ====    ========  ====

----------

(1) Including three properties currently under development, our total portfolio consists of 145 properties and approximately 19.2 million rentable square feet.

                     PORTFOLIO OCCUPANCY AND LEASING SUMMARY

                                   PERCENT OCCUPIED                        PERCENT LEASED
                                      AT 6/30/00                            AT 6/30/00
                           --------------------------------       --------------------------------

                                      Industrial                             Industrial
                                         and                                    and
LOCATION                   Office       Retail        Total        Office      Retail        Total
---------------------      ------     ----------     ------       ------     ----------     ------
Los Angeles County:
  West ..............        95.0%       100.0%        95.1%        95.8%       100.0%        95.8%
  North .............        92.8%          --         92.8%        94.5%          --         94.5%
  South .............        95.0%          --         95.0%        95.7%          --         95.7%
  Central ...........        90.1%          --         90.1%        95.3%          --         95.3%
Orange County .......        95.4%          --         95.4%        97.0%          --         97.0%
San Diego County ....        98.0%          --         98.0%        98.1%          --         98.1%
Ventura County ......        98.2%          --         98.2%        99.3%          --         99.3%
Riverside/San
  Bernardino Counties        81.4%        95.7%        87.5%        82.7%        96.5%        88.6%
Kern County .........        88.7%          --         88.7%        89.9%          --         89.9%
                           ------       ------       ------       ------       ------       ------
   SUBTOTAL/WEIGHTED
   AVERAGE ..........        94.6%        96.1%        94.6%        95.7%        96.8%        95.7%
Renovation Properties        41.8%          --         41.8%        68.7%          --         68.7%
                           ------       ------       ------       ------       ------       ------
   TOTAL/WEIGHTED
     AVERAGE ........        93.0%        96.1%        93.1%        94.9%        96.8%        95.0%
                           ======       ======       ======       ======       ======       ======

                                      ANNUALIZED BASE RENT
                                    PER LEASED SQUARE FOOT(1)
                          --------------------------------------------
                                                              Full
                                    Industrial               Service
                                       and                    Gross
LOCATION                  Office      Retail      Total      Leases(2)
---------------------     ------    ----------    ------     ---------
Los Angeles County:
  West ..............     $22.75      $24.60      $22.77      $22.75
  North .............      19.97          --       19.97       21.45
  South .............      17.77          --       17.77       19.20
  Central ...........      19.79          --       19.79       19.79
Orange County .......      16.55          --       16.55       19.42
San Diego County ....      15.97          --       15.97       18.88
Ventura County ......      16.96          --       16.96       16.96
Riverside/San
  Bernardino Counties      14.70        8.64       11.87       17.46
Kern County .........      18.81          --       18.81          --
                          ------      ------      ------      ------
   SUBTOTAL/WEIGHTED
   AVERAGE ..........      18.94        9.98       18.71       20.71
Renovation Properties      34.01          --       34.01       34.01
                          ------      ------      ------      ------
   TOTAL/WEIGHTED
     AVERAGE ........     $19.26      $ 9.98      $19.03      $21.08
                          ======      ======      ======      ======

----------

(1) Based on monthly contractual base rent under existing leases as of June 30, 2000, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2) Excludes 48 properties and 4,722,281 net rentable square feet under triple net and modified gross leases.

                                LEASE EXPIRATIONS

                               As of June 30, 2000

                                                    SQUARE        PERCENTAGE OF        ANNUALIZED       ESTIMATED MARKET
                                    NUMBER        FOOTAGE OF        AGGREGATE          BASE RENT            RENT OF
                                      OF           EXPIRING         PORTFOLIO         OF EXPIRING       EXPIRING LEASES
                                    LEASES          LEASES            LEASED             LEASES           (PER SQUARE
YEAR OF LEASE EXPIRATION           EXPIRING     (IN THOUSANDS)     SQUARE FEET      (PER SQUARE FOOT)       FOOT)(1)
-------------------------          --------     --------------    -------------     -----------------   ----------------
Month-to-Month                        185             339               2%                $20.75            $23.81
2000 (2)......................        310           1,109               6%                $17.56            $21.26
2001..........................        654           2,283              13%                $19.06            $23.77
2002..........................        631           2,821              16%                $18.48            $25.23
2003..........................        517           3,005              17%                $20.04            $26.31
2004..........................        404           2,720              15%                $20.46            $26.68

----------

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

(2)   Represents leases expiring from July 1, 2000 through December 31, 2000.

                                LEASING ACTIVITY

                For the Three and Six Months Ended June 30, 2000

                                                                             TENANT IMPROVEMENTS
                                                                               AND COMMISSIONS
                                                        WEIGHTED AVERAGE     (PER SQUARE FOOT)(2)
                   NET ABSORPTION                          LEASE TERM      ----------------------
                   (SQUARE FEET)    RETENTION RATE(1)      (IN MONTHS)       New           Renewal
                   --------------   -----------------   -----------------  --------       --------
Three Months
  Ended 6/30/00       119,558               75%                 54.3        $15.62         $10.59
                      =======             ====                  ====        ======         ======
Six Months
  Ended 6/30/00       410,141               73%                 58.2        $15.73         $ 0.43
                      =======             ====                  ====        ======         ======

----------

(1)   Percentage of leases in which tenants were retained at lease expiration.

(2)   Excludes properties under renovation and development.

                         DEVELOPMENT/RENOVATION SUMMARY

                               As of June 30, 2000

                                             COSTS                       PERCENT    ESTIMATED
                                            INCURRED      ESTIMATED       LEASED   CONSTRUCTION
                               SQUARE       TO DATE      TOTAL COST(1)      AT      COMPLETION
PROPERTY                        FEET     (IN THOUSANDS) (IN THOUSANDS)   7/31/00       DATE
--------                     ----------  -------------- --------------   -------   ------------
DEVELOPMENT:
  HOWARD HUGHES CENTER
    6060 CENTER DRIVE          240,724    $   47,829      $   56,000      100%        Complete
    UNIVISION BUILDING         158,473        10,058          51,700      100%      3rd Qtr 2001
    6080 CENTER DRIVE          283,204        21,831          75,330        0%      2nd Qtr 2001
UNALLOCATED ACQUISITION
  AND MASTER PLAN
       COSTS(1),(2)                 --        21,391          34,600
                             ---------    ----------      ----------
  TOTAL DEVELOPMENT
    PROPERTIES                 682,401       101,109         217,630

  RENOVATION:
  WESTWOOD CENTER              313,000        86,634          91,122       98%        Complete
  TOURNEY POINTE               219,991        32,373          33,500       46%        Complete
                             ---------    ----------      ----------
    TOTAL PROPERTIES UNDER
     RENOVATION                532,991       119,007         124,622
                             ---------    ----------      ----------
  TOTAL PROPERTIES UNDER
    DEVELOPMENT AND
       RENOVATION            1,215,392    $  220,116      $  342,252
                             =========    ==========      ==========

                                                 ESTIMATED
                                                   YEAR 1
                                 ESTIMATED      STABILIZED      ESTIMATED
                               STABILIZATION        NOI          ANNUAL
PROPERTY                           DATE        (IN THOUSANDS)     YIELD
--------                       ------------    -------------    --------
DEVELOPMENT:
  HOWARD HUGHES CENTER
    6060 CENTER DRIVE          3rd Qtr 2000         $6,250        11.2%
    UNIVISION BUILDING         3rd Qtr 2001         $5,199        10.1%
    6080 CENTER DRIVE          4th Qtr 2002         $8,288        11.0%
UNALLOCATED ACQUISITION
  AND MASTER PLAN
       COSTS(1),(2)

  TOTAL DEVELOPMENT
    PROPERTIES

  RENOVATION:
  WESTWOOD CENTER              4th Qtr 2000         $9,568        10.5%
  TOURNEY POINTE               4th Qtr 2000         $2,943         8.8%

    TOTAL PROPERTIES UNDER
     RENOVATION

  TOTAL PROPERTIES UNDER
    DEVELOPMENT AND
       RENOVATION

----------

(1) Estimated total cost includes purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during renovation or development, and for the Howard Hughes Center development properties also includes an allocation of land and Master Plan costs. Master Plan costs include the costs of road and bridge construction and other Howard Hughes Center infrastructure and master planning costs.

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

         Our ability to rent expiring lease space at estimated levels is highly dependent upon many factors over which we have no control. These factors include the national economic climate, perceptions of prospective tenants of the attractiveness of our properties, and our ability to maintain and manage our properties. We also have numerous competitors and some of the competing properties may be newer, better located or owned by parties better capitalized than us. As new commercial properties are developed and the number of competitive commercial properties in a particular area increases, competitive pressures will increase as well. Additionally, all of our properties are located in Southern California. Our ability to charge estimated rents may be adversely affected by the local economic climate (which could be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for office and other competing commercial properties). The preceding discussion is not intended as an exhaustive list of the risks associated with rent rate projections and should be read in conjunction with "Risk Factors--Real Estate Investment Risks," "--An Inability To Retain Tenants Or Rent Space Upon Lease Expirations May Adversely Affect Our Ability To Service Our Debt," "--Because Real Estate Investments Are Illiquid, We May Not Be Able To Sell Properties When Appropriate," "--Competition Affects Occupancy Levels And Rents Which Could Adversely Affect Our Revenue," and "--Our Operating Performance And Property Values Will Be Affected By Changes In The Economic Climate In Southern California" in our most recent Annual Report on Form 10-K.

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

         Certain of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances at June 30, 2000, a one percentage point increase in interest rates on our $279.3 million of floating rate debt would decrease annual future earnings and cash flows by approximately $2.8 million and would not have an impact on the floating rate debt fair value. A one percentage point decrease in interest rates on our $279.3 million of floating rate debt would increase annual future earnings and cash flows by approximately $2.8 million and would not have an impact on the floating rate debt fair value. A one percentage point increase or decrease in interest rates on our secured note receivable would not have a material impact on annual future earnings, cash flows and its fair value.

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

ITEM 1. LEGAL PROCEEDINGS - NONE

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        On May 22, 2000 we held our annual meeting of shareholders in Santa Monica, California. The matters voted on at the meeting and the results were as follows:

        1. To elect three Directors to serve as such until the annual meeting of shareholders in the year 2003 and until their successors are duly elected and qualified.

                                                       NUMBER OF SHARES       NUMBER OF
                                                          VOTED FOR        SHARES WITHHELD
                                                       ----------------    ---------------
                  Director #1 - Carl D. Covitz            52,561,863           944,765
                  Director #2 - Larry D. Flax             52,563,738           942,890
                  Director #3 - Kenneth B. Roath          52,565,863           940,765

        2. To amend the 1996 Stock Option and Amendment of Arden Realty, Inc. and Arden Realty Limited Partnership to increase the number of shares reserved for issuance from 4,200,000 to 6,500,000. A total of 43,358,341 shares voted for, with 9,940,308 shares voted against and 207,979 shares abstained.

        3. To request the Board of Directors to redeem the shareholder purchase rights issued in August 1998. A total of 35,768,114 shares voted for, with 9,557,594 shares voted against and 302,062 shares abstained.

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

EXHIBIT
 NUMBER    DESCRIPTION
--------   -----------
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

  3.6      Certificate of Amendment of the Bylaws of Arden Realty, Inc., dated
           March 17, 2000, filed as an exhibit on Form 10-Q, filed with the Commission on May 11, 2000 and incorporated herein by reference

  4.1      Rights Agreement, dated as of August 14, 1999, between Arden Realty,
           Inc. and The Bank of New York as filed as an exhibit to the current report on Form 8-K, dated August 26, 1999, and incorporated herein by reference.

 10.1      Second Amended and Restated Agreement of Limited Partnership of the
           Arden Realty Limited Partnership dated as of September 7, 1999, filed as an exhibit on Form 10-Q, filed with the Commission on May 11, 2000 and incorporated herein by reference.

 10.29     Amended and Restated Employment Agreement dated May 27, 1999, between
           Arden Realty and Mr. Robert Peddicord.

 27.1      Financial Data Schedule.

(b)        REPORTS ON FORM 8-K

           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ARDEN REALTY, INC.

Date: August 10, 2000                     By: /s/  Daniel S. Bothe
                                              ----------------------------------
                                              Daniel S. Bothe
                                              Senior Vice President
                                              Co-Chief Financial Officer

Date: August 10, 2000                     By: /s/  Richard S. Davis
                                              ----------------------------------
                                              Richard S. Davis
                                              Senior Vice President,
                                              Co-Chief Financial Officer and
                                              Treasurer