Form 10-K
period 2000-12-31
ARDEN REALTY INC
filed 2001-03-30
CIK 1013794

                           [ARDEN REALTY, INC. LOGO]


================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________TO ___________

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of common stock held by non-affiliates was approximately $1.5 billion based on the closing price on the New York Stock Exchange for such shares on March 23, 2001.

The number of the Registrant's shares of common stock outstanding was 63,658,200 as of March 23, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders.


================================================================================

                               ARDEN REALTY, INC.

                                TABLE OF CONTENTS


ITEM                                                                                                 PAGE
 NO.                                                                                                  NO.
----                                                                                                 -----

                                     PART I
 1.       Business................................................................................      3
 2.       Properties..............................................................................      9
 3.       Legal Proceedings.......................................................................     20
 4.       Submission of Matters to a Vote of Security Holders.....................................     20

                                     PART II
 5.       Market for Registrant's Common Equity and Related Stockholder Matters...................     21
 6.       Selected Financial Data.................................................................     22
 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...     24
7A.       Quantitative and Qualitative Disclosure about Market Risk...............................     34
 8.       Financial Statements and Supplementary Data.............................................     43
 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....     43

                                    PART III
10.       Directors and Executive Officers of the Registrant......................................     44
11.       Executive Compensation..................................................................     44
12.       Security Ownership of Certain Beneficial Owners and Management..........................     44
13.       Certain Relationships and Related Transactions..........................................     44

                                     PART IV
14.       Exhibits, Financial Statements and Reports on Form 8-K..................................     46


                                     PART I

ITEM 1. BUSINESS

(a) GENERAL

     The terms "Arden Realty", "us", "we" and "our" as used in this report refer to Arden Realty, Inc. We were incorporated in Maryland in May 1996. We completed our initial public offering in October 1996. Commencing with our taxable year ended December 31, 1996, we have operated and qualified as a real estate investment trust, or REIT, for federal income tax purposes. We are a self-administered and self-managed REIT, that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are the sole general partner of Arden Realty Limited Partnership, or the Operating Partnership, and as of December 31, 2000, owned 96.7% of the Operating Partnership's common partnership units. We conduct substantially all of our operations through the Operating Partnership and its consolidated subsidiaries.

(b) INDUSTRY SEGMENTS

     We are currently involved in only one industry segment, namely the operation of commercial real estate located in Southern California. All of the financial information contained in this report relates to this industry segment.

(c) DESCRIPTION OF BUSINESS

     We are a full-service real estate organization managed by 11 senior executive officers who have experience in the real estate industry ranging from 8 to 30 years and who collectively have an average of 18 years of experience. We perform all property management, construction management, accounting, finance and acquisition activities and a majority of our leasing transactions for our portfolio with our staff of approximately 300 employees.

     As of December 31, 2000, we were Southern California's largest publicly traded office landlord as measured by total net rentable square feet owned. Since our formation in 1996, we have acquired 118 properties containing approximately 14.5 million net rentable square feet for a total purchase price of approximately $1.9 billion. As of December 31, 2000, our portfolio consisted of 142 primarily office properties containing approximately 18.7 million net rentable square feet and three properties with approximately 725,000 net rentable square feet under development. As of December 31, 2000, our properties were approximately 95.5% leased.

     PORTFOLIO MANAGEMENT

     We perform all portfolio management activities, including management of all lease negotiations, construction management of tenant improvements, or tenant build-outs, property renovations, capital expenditures and on-site property management for our portfolio. We directly manage these activities from approximately 45 management offices located throughout our portfolio. The activities of these management offices are supervised by four regional offices with oversight by our corporate office to ensure consistency of the application of our operating policies and procedures. Each regional office is strategically located within the Southern California submarkets where our properties are located and is managed by a regional manager who is responsible for supervising the day-to-day activities of our management offices. Each regional office is staffed with leasing, property management, building engineering, construction and information systems specialists, our Regional Service Teams. By maintaining a regionally focused organizational structure headed by seasoned managers, we are able to quickly respond to our tenants' needs and market opportunities.

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

     We currently lease approximately 70% of our properties using our in-house staff. We employ outside brokers who are monitored by our regional managers for the remainder of our properties. Our in-house leasing program allows us to closely monitor rental rates and lease terms for new and renewal leases and reduce third-party leasing commissions.

     BUSINESS STRATEGIES

     Our primary business strategy is to actively manage our portfolio to achieve gains in rental rates and occupancy, to control operating expenses and to maximize income from ancillary operations and services. When market conditions permit, we may also selectively develop or acquire new properties in submarkets that add value and fit strategically into our portfolio. We may also sell existing mature or slow growth properties and deploy the proceeds into investments that we believe will generate higher yields.

     Through our corporate office and regional offices, we implement our business strategies by:

     o using integrated decision making to provide pro-active solutions to the space needs of users in the markets where we have extensive real estate and technical expertise;

     o    emphasizing quality service, tenant satisfaction and retention;

     o    employing intensive property marketing and leasing programs; and

     o implementing cost control management techniques and systems that capitalize on economies of scale and concentration arising from the size and geographic focus of our portfolio.

     We believe the implementation of these operating practices has been instrumental in the increased occupancy and improved operating results of our portfolio.

     INTEGRATED DECISION MAKING

     We use a multidisciplinary approach to our decision making by having our management, leasing, construction management, acquisition, disposition and finance teams coordinate their activities to enhance responsiveness to market opportunities and to provide pro-active solutions to the space needs of users in the submarkets where we have extensive real estate and technical expertise. This integrated approach permits us to analyze the specific requirements of existing and prospective tenants and the economic terms and costs for each transaction on a timely and efficient basis. We are therefore able to commit to leasing, development, acquisition or disposition terms quickly, which facilitates an efficient completion of lease negotiation and tenant build-out, shorter vacancy periods after lease expirations and the timely completion of development, acquisition or disposition transactions.

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

     AGGRESSIVE LEASING

     The concentration of many of our properties within particular office submarkets and our relationships with a broad array of tenants and outside brokers enable us to pursue aggressive leasing strategies, to effectively monitor the office space requirements of existing and prospective tenants and to offer tenants a variety of space alternatives across our portfolio. In 2000, we signed approximately 1,000 leases for approximately 4.5 million net rentable square feet, including approximately 513,000 square feet of net absorption. We consider net absorption to consist of the total square feet of new and renewal leases signed less the total square feet of leases expired during a particular period.

     COST CONTROL AND OPERATING EFFICIENCIES

     The size and geographic focus of our portfolio permits us to enhance portfolio value by controlling operating costs. We seek to capitalize on the economies of scale and concentration which result from the geographic focus of our portfolio, the ownership and management of multiple properties within particular submarkets and the maintenance of a centralized purchasing and accounting system for cost control at each of our properties.

     GROWTH STRATEGIES

     Based on our geographic focus in Southern California and our evaluation of local market conditions, we believe the following key factors provide us with opportunities to maximize returns:

     o the sound fundamentals of the Southern California real estate market, as measured by declining vacancy rates and increasing rental rates, particularly in the submarkets where our properties are located;

     o the limited construction of new office properties in the Southern California region due to substantial building construction limitations and a minimum of developable land in many key submarkets; and

     o the strong diversification of the Southern California economy and our tenant base minimizes the dependence on any one industry segment.

     INTERNAL GROWTH

     We believe that opportunities exist to increase cash flow from our existing portfolio. We intend to pursue internal growth by:

     o leasing space and renewing leases as they expire at increasing rents and maximizing scheduled rent increases throughout the new lease term;

     o maintaining or improving current occupancy levels throughout our portfolio by active management and aggressive leasing;

     o controlling operating expenses through active cost control management and systems;

     o realizing economies of scale and concentration due to the size and geographic focus of our portfolio; and

     o sourcing new and innovative revenue streams while providing high quality services to our tenants.

          Maintaining or Improving Current Occupancy

     We believe that we have been successful in attracting, expanding and retaining a diverse tenant base by actively managing our properties with an emphasis on tenant satisfaction and retention. Our in-house leasing teams, working with outside leasing brokers, continuously monitor each market to identify strong prospective tenants who are in need of new or additional space. We also strive to be responsive to the needs of existing tenants through our on-site professional management staff and by providing them with alternative space within our portfolio to accommodate their changing space requirements. Our success in maintaining and improving occupancy rates is demonstrated, in part, by the number of existing tenants that have renewed or re-leased their space, leased additional space to support their expansion needs, or moved to other space within our portfolio.

          Leasing Space and Renewing Leases as They Expire at Increasing Rents

     Rental rates for the majority of our leases are significantly lower than the current market rental rates. In 2000, vacancy rates decreased and average rental rates increased in our markets. During 2000, for all leases expiring that we renewed or released, rates increased approximately 20% over the expiring rates. Although it is difficult to predict future trends, we believe we will have opportunities to increase cash flow by renewing or re-leasing space as leases expire at higher rents and to maximize scheduled rent increases throughout the new lease terms.

          Cost Control Management and Systems

     We plan to continue controlling our operating expenses through active management at all of our properties. We focus on cost control in various areas of our operations. We continuously monitor the operating performance of our properties and employ energy-enhancing and expense recovery technologies when appropriate. These system enhancements include:

     o    lighting retrofits;

     o replacement of inefficient heating, ventilation and air conditioning systems;

     o computer-driven energy management systems that monitor and react to the climatic requirements of individual properties;

     o automated security systems that allow us to provide security services to our tenants at a lower cost;

     o enhancement of billing systems, which enable us to more efficiently recover operating expenses from our tenants; and

     o on-going preventive maintenance programs to operate our building systems efficiently, thereby reducing operating costs.

          Capitalizing on Economies of Scale and Concentration

     In order to capitalize on economies of scale and concentration arising from the size and geographic focus of our portfolio, our Regional Service Teams are often responsible for several properties, which spreads administrative and maintenance costs over those properties and reduces per square foot expenses. In addition, we believe that parking operations, building services and supplies contracted or purchased in bulk on a portfolio-wide basis will facilitate further benefits from these economies of scale and concentration.

          Sourcing Additional Revenue While Providing High Quality Services to Tenants

     By implementing the next generation of technology in our properties, we believe we will be able to further increase occupancy, tenant retention and rents in the future. In 1998, we entered into an agreement with a national technology/access management firm that has successfully marketed our rooftop space to telecommunications providers as antennae sites resulting in additional revenue and providing additional voice and data technology options to our tenants. In 1999, we entered into an agreement with a premium broadband internet access and applications services provider to deploy its building-centric, fiber optic network in a majority of our portfolio, at their cost. During 2000 we completed the installation of this network. In addition to high speed Internet services, this network provides our tenants with a wide range of next generation business applications and e-commerce tools, including video and audio conferencing, e-mail and unified messaging.

     EXTERNAL GROWTH

     We believe in the sound fundamentals, diversity and potential of the Southern California commercial real estate market, and we intend to continue to focus our resources in this region. We have assembled a management team that has extensive experience and knowledge in this market that we believe provides us with a competitive advantage in identifying and capitalizing on selective development, renovation and acquisition opportunities.

     Subject to capital availability and market conditions, our approach is to seek development, renovation and acquisition opportunities in Southern California submarkets where we have an existing presence and where the following conditions exist:

     o    low vacancy rates;

     o opportunities for rising rents due to employment growth and population movements;

     o    a minimal amount of developable land; and

     o significant barriers to entry because of constraints on new development, including challenging local entitlement processes, strictly enforced height and density restrictions and governmental requirements resulting in significant additional construction costs.

     COMPETITION

     We compete with other owners and developers of office properties to attract tenants to our properties and obtain suitable land for development. Ownership of competing properties is currently diversified among many different types, from publicly traded companies and institutional investors, including other REITs, to small enterprises and individual owners. No one owner or group of owners currently dominate or significantly influence the markets in which we operate. See "Risk Factors - Competition affects occupancy levels, rents and the cost of land which could adversely affect our revenues."

     CALIFORNIA ELECTRIC UTILITY DEREGULATION

     Problems associated with deregulation of the electric industry in California have resulted in intermittent service interruptions and significantly higher costs in some areas. Approximately 55% of our buildings and 56% of the total net rentable square footage of our portfolio are located within municipalities that either do not produce their own power or have not entered into long term fixed price contracts. These properties may be subject to intermittent service interruptions or rate increases from their utility providers. The remaining portion of our portfolio is located in areas that are not expected to be subject to intermittent electric service interruptions and significant electric rate increases.

     Approximately 19% of our buildings and 15% of the total net rentable square footage of our portfolio are subject to leases that require our tenants to pay all utility costs and the remainder provide that our tenants will reimburse us for utility costs in excess of a base year amount. We estimate that we will be able to recover approximately 90% of any utility cost increases from our tenants. See "Risk Factors - Rising energy costs and power outages in California may have an adverse effect on our operations and revenue."

     Since 1999, Arden has applied considerable resources to energy enhancement programs with the aim of reducing energy consumption, enhancing efficiency and lowering operating costs. For the past two years, we have been recognized by the Environmental Protection Agency with the national Commercial Real Estate Partner of the Year award for our performance in the Energy Star Program. The competition involves top commercial real estate landlords throughout the United States and rigorous bench-marking procedures that track individual building energy efficiency. Of the 215 total Energy Star designated office buildings awarded nationally, 93 were awarded in California, of those, we had 80 award-winning buildings and were cited for having the most energy efficient buildings within a single portfolio in the nation.

     We are also working with other companies to provide new applications of Distributed Generation, or on-site energy systems, such as solar microturbines, natural gas reciprocating engines, fuel cells and other "green" power alternatives. Lastly, we maintain ongoing communication with our tenants to assist them in ways to lower consumption in their workplace.

     EMPLOYEES

     As of December 31, 2000, we had approximately 300 full-time employees that perform all of our property management, construction management, accounting, finance and acquisition activities and a majority of our leasing transactions.

(D) FOREIGN OPERATIONS

     We do not engage in any foreign operations or derive any revenue from foreign sources.

ITEM 2. PROPERTIES

Existing Portfolio

     Our portfolio consists of 142 primarily office properties, containing approximately 18.7 million net rentable square feet, that individually range from approximately 12,000 -- 600,000 net rentable square feet. Of the 142 properties in our portfolio, 137 or 96% are office properties. All our properties are located in Southern California and most are in suburban areas in close proximity to main thoroughfares. We believe that our properties are located within desirable and established business communities and are well maintained. Our properties offer an array of amenities including high speed internet access, security, parking, conference facilities, on-site management, food services and health clubs.

     Following is a summary of our property portfolio as of December 31, 2000:


                                                                                                                NET OPERATING
                                                                                                              INCOME FOR THE YEAR
                                                                             APPROXIMATE NET                         ENDED
                                  NUMBER OF PROPERTIES                     RENTABLE SQUARE FEET                DECEMBER 31, 2000
                         ------------------------------------- ---------------------------------------------- --------------------
                                INDUSTRIAL                                  INDUSTRIAL
                                   AND                 % OFF                    AND                     % OF                % OF
LOCATION                  OFFICE  RETAIL     TOTAL      TOTAL     OFFICE       RETAIL       TOTAL       TOTAL     TOTAL     TOTAL
---------                -------  ------  ---------  --------- ----------    ---------   ----------  --------  ---------- -------
Los Angeles County:
  West..................   30        1         31        22%    5,238,543      36,959     5,275,502     29%    $ 102,312    37%
  North.................   32       --         32        23     3,021,048          --     3,021,048     16        42,679    16
  South.................   16       --         16        11     2,201,823          --     2,201,823     12        26,816    10
  Central...............    3       --          3         2       608,789          --       608,789      3         8,956     3
Orange County...........   21       --         21        15     3,317,302          --     3,317,302     18        43,101    16
San Diego County........   21       --         21        15     2,486,777          --     2,486,777     13        33,470    12
Ventura County..........    4       --          4         3       561,841          --       561,841      3         6,839     2
Riverside/San Bernardino
  Counties..............    8        4         12         8       553,896     414,674       968,570      5         6,972     3
Kern County.............    2       --          2         1       216,522          --       216,522      1         2,528     1
                          ---        -        ---       ---    ----------     -------    ----------    ---     ---------   ---
    TOTAL...............  137        5        142       100%   18,206,541     451,633    18,658,174    100%    $ 273,673   100%
                          ===       ==        ===      ====    ==========     =======    ==========    ===     =========   ===


                                  PERCENT OCCUPIED             PERCENT LEASED                    ANNUALIZED BASE RENT
                                AT DECEMBER 31, 2000         AT DECEMBER 31, 2000              PER LEASED SQUARE FOOT(1)
                          ----------------------------   ----------------------------    -------------------------------------
                                                                                                                        FULL
                                  INDUSTRIAL                    INDUSTRIAL                       INDUSTRIAL            SERVICE
                                     AND                           AND                                AND               GROSS
LOCATION                   OFFICE   RETAIL     TOTAL     OFFICE   RETAIL      TOTAL      OFFICE     RETAIL    TOTAL    LEASES(2)
--------                   ------   ------    -------    ------- --------  ---------    --------   --------   -------  --------
Los Angeles County:
  West...................   94.4%    100.0%     94.5%      95.2%   100.0%      95.2%     $ 25.03    $ 24.60   $ 25.03  $ 25.03
  North..................   88.5       --       88.5       90.5      --        90.5        20.55        --      20.55    21.73
  South..................   94.3       --       94.3       96.6      --        96.6        18.07        --      18.07    19.55
  Central................   94.7       --       94.7       97.1      --        97.1        19.82        --      19.82    19.82
Orange County............   97.5       --       97.5       98.5      --        98.5        16.97        --      16.97    19.97
San Diego County.........   98.3       --       98.3       98.3      --        98.3        16.59        --      16.59    19.64
Ventura County...........  100.0       --      100.0      100.0      --       100.0        17.21        --      17.21    17.21
Riverside/San Bernardino
  Counties...............   83.9      96.4      89.2       85.7     96.4       90.3        15.14       8.99     12.33    17.89
Kern County..............   88.3       --       88.3       89.4      --        89.4        17.27        --      17.27      --
                           -----    -----      -----      -----    ----       -----      -------    ------    -------  ------
  Total/Weighted Average..  94.3%     96.7%     94.4%      95.5%    96.7%      95.5%     $ 19.99    $ 10.31   $ 19.75  $ 21.88
                           =====    ======     =====      =====    =====      =====      =======    =======   =======  =======

----------
(1) Calculated as monthly contractual base rent under existing leases as of December 31, 2000, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2) Excludes 47 properties and approximately 4.1 million net rentable square feet under triple net and modified gross leases. Triple net and modified gross leases are those where tenants pay not only base rent but also some or all real estate taxes and operating expenses of the leased property. If these properties and square footage had been included, our total weighted average annualized base rent per leased net rentable square foot would be $19.75.

     Development Properties

     In addition to the properties listed above, we currently have three properties under development containing approximately 725,000 net rentable square feet. These properties are located in the Howard Hughes Center, a 70-acre commercial development located two miles north of Los Angeles International Airport and immediately adjacent to the San Diego Freeway (I-405), with on- and off-ramps that directly serve the site.

     The following table summarizes information about our properties under development as of December 31, 2000.


                                                                                                                        ESTIMATED
                                                                    PERCENT   ESTIMATED                   ESTIMATED       YEAR 1
                                            COST                    LEASED  CONSTRUCTION    ESTIMATED       YEAR 1        ANNUAL
PROPERTY                      SQUARE      INCURRED     ESTIMATED      AT     COMPLETION   STABILIZATION   STABILIZED      CASH
                               FEET        TO DATE   TOTAL COST(1)  1/31/01     DATE         DATE(2)      CASH NOI(3)     YIELD
                               ----        -------   -------------  -------     ----         -------      -----------     -----
                                       (IN THOUSANDS)(IN THOUSANDS                                       (IN THOUSANDS)
Howard Hughes Center
  Univision Build-to-Suit..   159,000      $25,397     $ 51,700       100%   3rd Qtr 2001   3rd Qtr 2001     $ 5,200     10.1%
  6080 Center Drive........   283,000       43,925       73,500        75%   2nd Qtr 2001   4th Qtr 2001     $ 8,400     11.4%
  6100 Center Drive........   283,000       12,298       79,000        --    2nd Qtr 2002   2nd Qtr 2003     $ 8,850     11.2%
  Unallocated Acquisition
   and Master Plan Costs (1)       --       11,764       19,800
                             -------       -------     --------
     Total Development
       Properties..........  725,000       $93,384     $224,000
                             =======      ========     ========


----------
(1) Estimated total cost includes purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during development, as well as an allocation of land and master plan costs. Unallocated acquisition and master plan costs consists of unallocated land costs and master plan costs that will be allocated to future development projects at the Howard Hughes Center. We have entitlements to construct an additional approximately 425,000 net rentable square feet of office space at the Howard Hughes Center.

(2) We consider a property to be stabilized in the quarter when the property is at least 95% leased.

(3) We consider Stabilized Cash NOI to be the rental revenues from the property less the operating expenses of the property on a cash basis before deducting financing costs (interest and principal payments) after the property is at least 95% leased.

     In addition to the properties above, we have preliminary architectural designs completed for additional build-to-suit buildings at the Howard Hughes Center totaling an additional approximately 425,000 net rentable square feet. Build-to-suit buildings consist of properties constructed to the tenant's specifications in return for the tenant's long term commitment to the property. We do not intend to commence construction on any additional build-to-suit buildings at the Howard Hughes Center until development plans and budgets are finalized and build-to-suit tenant leases are signed with terms allowing us to achieve yields commensurate with the project's development risk.

     In addition to our development at the Howard Hughes Center, we have completed preliminary designs and are marketing an approximately 170,000 net rentable square foot build-to-suit office building at our Long Beach Airport Business Park. We do not intend to commence construction on this project until a build-to-suit tenant lease is signed with terms allowing us to achieve yields commensurate with the project's development risk.

     We expect to finance our development activities over the next 24 months through net cash provided by operating activities, proceeds from asset sales or proceeds from our lines of credit.

     Acquisitions

     We did not acquire any properties in 2000.

     Dispositions

     On October 13, 2000, we sold a 76,000 net rentable square foot retail property located in Thousand Oaks, California, for approximately $12.0 million and recorded a gain of approximately $2.1 million.

     As of December 31, 2000, we had approximately $59.6 million of properties held for sale. We intend to reinvest the net proceeds from the sale of these mature or slow growth assets into higher yielding investments.

     The following table presents specific information regarding our 142 properties as of December 31, 2000:


                                                                                                     YEAR(s)
                                                                                                     BUILT/
PROPERTY NAME                              SUBMARKET                             LOCATION           RENOVATED
-------------                    -----------------------------                --------------        ---------
OFFICE

LOS ANGELES COUNTY

LOS ANGELES WEST
9665 Wilshire................    Beverly Hills/Century City                   Beverly Hills         1972/92-93
Beverly Atrium...............    Beverly Hills/Century City                   Beverly Hills               1989
8383 Wilshire................    Beverly Hills/Century City                   Beverly Hills            1971/93
120 South Spalding...........    Beverly Hills/Century City                   Beverly Hills               1984
9100 Wilshire Blvd...........    Beverly Hills/Century City                   Beverly Hills            1971/90
Century Park Center..........    Beverly Hills/Century City                   Los Angeles              1972/94
10350 Santa Monica...........    Beverly Hills/Century City                   Los Angeles                 1979
10351 Santa Monica...........    Beverly Hills/Century City                   Los Angeles                 1984
Westwood Terrace.............    Westwood/West Los Angeles                    Los Angeles                 1988
1950 Sawtelle................    Westwood/West Los Angeles                    Los Angeles              1988/95
10780 Santa Monica...........    Westwood/West Los Angeles                    Los Angeles                 1984
Wilshire Pacific Plaza.......    Westwood/West Los Angeles                    Los Angeles              1976/87
World Savings Center(2)......    Westwood/West Los Angeles                    Los Angeles                 1983
11075 Santa Monica...........    Westwood/West Los Angeles                    Los Angeles                 1983
2730 Wilshire(3).............    Westwood/West Los Angeles                    Santa Monica                1985
2800 28th Street.............    Westwood/West Los Angeles                    Santa Monica                1979
1919 Santa Monica............    Westwood/West Los Angeles                    Santa Monica                1991
2001 Wilshire................    Westwood/West Los Angeles                    Santa Monica                1980
Westwood Center..............    Westwood/West Los Angeles                    Santa Monica           1965/2000
400 Corporate Pointe.........    Marina Area/Culver City/LAX                  Culver City                 1987
600 Corporate Pointe.........    Marina Area/Culver City/LAX                  Culver City                 1989
Bristol Plaza................    Marina Area/Culver City/LAX                  Culver City                 1982
5200 West Century............    Marina Area/Culver City/LAX                  Culver City           1982/98-99
Skyview Center...............    Marina Area/Culver City/LAX                  Los Angeles           1981/87/95
Northpoint...................    Marina Area/Culver City/LAX                  Los Angeles                 1991
Howard Hughes Tower..........    Marina Area/Culver City/LAX                  Los Angeles                 1987
6060 Center Drive............    Marina Area/Culver City/LAX                  Los Angeles                 2000
6100 Wilshire................    Park Mile/West Hollywood                     Los Angeles                 1986
145 South Fairfax............    Park Mile/West Hollywood                     Los Angeles                 1984
Beverly Sunset Medical Plaza.    Park Mile/West Hollywood                     Los Angeles           1963/92-95
  Subtotal/Weighted Average -
   Los Angeles West..........


                                                                                                       ANNUALIZED
                                                PERCENTAGE OF                                           BASE RENT
                                                    TOTAL                                               PER LEASED
                                  APPROXIMATE   PORTFOLIO NET                ANNUALIZED     NUMBER     NET RENTABLE
                                  NET RENTABLE    RENTABLE       PERCENT      BASE RENT       OF          SQUARE
PROPERTY NAME                     SQUARE FEET    SQUARE FEET     LEASED       ($000S)       LEASES       FEET(1)
-------------                     -----------   ------------     ------       ---------     --------   ------------
OFFICE

LOS ANGELES COUNTY

LOS ANGELES WEST

9665 Wilshire................       158,684          0.9%          100.0%      $   5,376         24       $33.65
Beverly Atrium...............        59,650          0.3            88.6           1,353         11        25.61
8383 Wilshire................       417,463          2.2            94.1           9,060        130        23.06
120 South Spalding...........        60,656          0.3           100.0           2,242         14        35.82
9100 Wilshire Blvd...........       326,227          1.7            94.4           7,532         80        24.47
Century Park Center..........       243,404          1.3            87.6           4,614        107        21.64
10350 Santa Monica...........        42,292          0.2           100.0             984         19        23.19
10351 Santa Monica...........        96,251          0.5           100.0           2,013         18        20.89
Westwood Terrace.............       135,943          0.7           100.0           4,164         28        30.40
1950 Sawtelle................       103,106          0.6           100.0           2,186         35        21.20
10780 Santa Monica...........        92,486          0.5            95.1           1,856         35        21.11
Wilshire Pacific Plaza.......       100,122          0.5            95.8           2,278         40        23.75
World Savings Center(2)......       469,115          2.5            98.1          13,521         55        29.38
11075 Santa Monica...........        35,696          0.2           100.0             731          7        20.49
2730 Wilshire(3).............        55,080          0.3           100.0           1,348         32        24.02
2800 28th Street.............       103,506          0.6            94.1           2,350         40        24.12
1919 Santa Monica............        43,796          0.2           100.0           1,115          5        25.46
2001 Wilshire................       101,125          0.5           100.0           2,574         22        25.46
Westwood Center..............       313,000          1.7            87.2          10,602         34        38.85
400 Corporate Pointe.........       164,598          0.9           100.0           3,003         21        18.25
600 Corporate Pointe.........       273,339          1.5            97.6           5,874         24        22.02
Bristol Plaza................        84,014          0.5            95.8           1,567         27        19.47
5200 West Century............       310,910          1.7            95.0           4,913         37        16.63
Skyview Center...............       391,675          2.1            87.1           5,670         54        16.62
Northpoint...................       104,235          0.6            96.9           2,469          9        24.44
Howard Hughes Tower..........       313,833          1.7           100.0           8,175         35        25.96
6060 Center Drive............       241,928          1.3           100.0           8,273          9        34.20
6100 Wilshire................       202,704          1.1           100.0           4,733         54        22.98
145 South Fairfax............        53,994          0.3           100.0           1,141         13        21.06
Beverly Sunset Medical Plaza.       139,711          0.7            72.8           3,123         57        30.74
                                   --------         ----          ------       ---------      -----       ------
  Subtotal/Weighted Average -
   Los Angeles West..........     5,238,543         28.1%           95.2%      $ 124,840      1,076       $25.03




                                                                                                          YEAR(s)
                                                                                                          BUILT/
PROPERTY NAME                               SUBMARKET                        LOCATION                    RENOVATED
-------------                     -----------------------------           --------------                 ---------
LOS ANGELES NORTH
Calabasas Commerce Center.......  Simi/Conejo Valley                      Calabasas                           1990
Calabasas Tech Center...........  Simi/Conejo Valley                      Calabasas                           1990
Thousand Oaks Plaza.............  Simi/Conejo Valley                      Thousand Oaks                       1988
Rancho Road.....................  Simi/Conejo Valley                      Thousand Oaks                       1987
Pennsfield Plaza................  Simi/Conejo Valley                      Thousand Oaks                       1989
Conejo Business Center..........  Simi/Conejo Valley                      Thousand Oaks                       1991
Marin Corporate Center..........  Simi/Conejo Valley                      Thousand Oaks                       1986
Hillside Corporate Center.......  Simi/Conejo Valley                      Westlake                            1998
5601 Lindero Canyon.............  Simi/Conejo Valley                      Westlake                            1989
Renaissance Court...............  Simi/Conejo Valley                      Westlake                         1981/92
Westlake Gardens I..............  Simi/Conejo Valley                      Westlake                            1998
Westlake Gardens II.............  Simi/Conejo Valley                      Westlake                            1999
6800 Owensmouth(2)..............  West San Fernando Valley                Canoga Park                         1986
Woodland Hills Financial Center.  West San Fernando Valley                Woodland Hills                   1972/95
Clarendon Crest.................  West San Fernando Valley                Woodland Hills                      1990
Lyons Plaza.....................  Santa Clarita Valley                    Santa Clarita                       1990
Tourney Pointe..................  Santa Clarita Valley                    Santa Clarita               1985/98-2000
16000 Ventura...................  Central San Fernando Valley             Encino                           1980/96
15250 Ventura...................  Central San Fernando Valley             Sherman Oaks                  1970/90-91
Noble Professional Center.......  Central San Fernando Valley             Sherman Oaks                     1985/93
Sunset Pointe Plaza.............  Valencia                                Newhall                             1988
303 Glenoaks Blvd...............  East San Fernando Valley/Tri-Cities     Burbank                          1983/96
601 South Glenoaks..............  East San Fernando Valley/Tri-Cities     Burbank                             1990
Burbank Executive Plaza.........  East San Fernando Valley/Tri-Cities     Burbank                             1983
California Federal Building.....  East San Fernando Valley/Tri-Cities     Burbank                             1978
425 West Broadway...............  East San Fernando Valley/Tri-Cities     Glendale                            1984
Glendale Corporate Center.......  East San Fernando Valley/Tri-Cities     Glendale                            1985
70 South Lake...................  East San Fernando Valley/Tri-Cities     Pasadena                         1982/94
150 East Colorado...............  East San Fernando Valley/Tri-Cities     Pasadena                         1979/97
299 North Euclid................  East San Fernando Valley/Tri-Cities     Pasadena                            1983
5161 Lankershim.................  East San Fernando Valley/Tri-Cities     North Hollywood                  1985/97
535 Brand Boulevard.............  East San Fernando Valley/Tri-Cities     North Hollywood             1973/92/2000

  Subtotal/Weighted Average --
   Los Angeles North............



                                                                                                          ANNUALIZED
                                                  PERCENTAGE OF                                           BASE RENT
                                                      TOTAL                                               PER LEASED
                                    APPROXIMATE   PORTFOLIO NET                ANNUALIZED     NUMBER     NET RENTABLE
                                   NET RENTABLE     RENTABLE       PERCENT      BASE RENT       OF          SQUARE
PROPERTY NAME                       SQUARE FEET    SQUARE FEET      LEASED       ($000S)      LEASES         FEET(1)
-------------                       -----------    -----------      ------     ----------     ------     -----------
LOS ANGELES NORTH
Calabasas Commerce Center.......     126,771           0.7%          99.6%    $    2,123          12       $16.81
Calabasas Tech Center...........     273,526           1.5           86.4          3,678          12        15.61
Thousand Oaks Plaza.............      13,434           0.1          100.0            226           5        16.80
Rancho Road.....................      24,057           0.1          100.0            405          20        16.83
Pennsfield Plaza................      21,202           0.1           95.0            358          12        17.76
Conejo Business Center..........      69,017           0.4           97.6          1,227          30        18.23
Marin Corporate Center..........      51,360           0.3           99.5          1,040          32        20.36
Hillside Corporate Center.......      59,876           0.3          100.0          1,436           9        23.98
5601 Lindero Canyon.............     105,830           0.6          100.0          1,489           2        14.07
Renaissance Court...............      61,245           0.3           90.8          1,114          15        20.03
Westlake Gardens I..............      49,639           0.3           93.6          1,200          17        25.81
Westlake Gardens II.............      48,874           0.3          100.0          1,243           4        25.44
6800 Owensmouth(2)..............      80,014           0.4           82.8          1,270          13        19.17
Woodland Hills Financial Center.     224,955           1.2           86.9          4,310          68        22.04
Clarendon Crest.................      43,063           0.2           91.2            737          11        18.75
Lyons Plaza.....................      61,203           0.3           83.3          1,137          23        22.32
Tourney Pointe..................     219,991           1.2           48.4          2,078          16        19.51
16000 Ventura...................     174,841           0.9           98.1          3,573          49        20.82
15250 Ventura...................     110,641           0.6           95.3          2,348          39        22.27
Noble Professional Center.......      51,828           0.3           99.9          1,096          20        21.16
Sunset Pointe Plaza.............      58,105           0.3           99.8          1,369          31        23.60
303 Glenoaks Blvd...............     175,289           0.9           98.5          3,890          24        22.53
601 South Glenoaks..............      72,524           0.4          100.0          1,460          16        20.13
Burbank Executive Plaza.........      60,395           0.3           91.7          1,301          14        23.50
California Federal Building.....      81,243           0.4           86.2          1,628          10        23.22
425 West Broadway...............      71,589           0.4           85.4          1,258          12        20.56
Glendale Corporate Center.......     108,209           0.6           88.8          1,966          24        20.44
70 South Lake...................     100,133           0.5          100.0          2,492          19        24.84
150 East Colorado...............      61,168           0.3           95.4          1,164          20        19.93
299 North Euclid................      73,522           0.4          100.0          1,476           5        20.03
5161 Lankershim.................     178,317           1.0           97.1          3,937           9        22.74
535 Brand Boulevard.............     109,187           0.6           92.8          2,193          31        21.64
                                    --------          ----         ------      ---------       -----      -------
  Subtotal/Weighted Average --
   Los Angeles North............   3,021,048          16.2%         90.5%      $  56,222         624      $ 20.55



                                                                                   YEAR(s)
                                                                                   BUILT/
PROPERTY NAME                            SUBMARKET             LOCATION          RENOVATED
-------------                          -----------            ---------          ---------
LOS ANGELES SOUTH
4811 Airport Plaza(2)................   Long Beach            Long Beach           1987/95
4900/4910 Airport Plaza(2)...........   Long Beach            Long Beach           1987/95
5000 East Spring(2)..................   Long Beach            Long Beach           1989/95
100 West Broadway....................   Long Beach            Long Beach           1987/96
1501 Hughes Way......................   Long Beach            Long Beach           1983/97
3901 Via Oro.........................   Long Beach            Long Beach           1986/97
Oceangate Tower......................   Long Beach            Long Beach        1971/93-94
Norwalk..............................   Long Beach            Norwalk              1978/94
91 Freeway Business Center...........   Mid-Cities            Artesia              1986/97
Continental Grand....................   El Segundo            El Segundo              1986
Grand Avenue Plaza...................   El Segundo            El Segundo           1979/80
South Bay Centre.....................   Torrance              Gardena                 1984
Harbor Corporate Center..............   Torrance              Gardena                 1985
Pacific Gateway II...................   Torrance              Torrance             1982/90
Mariner Court........................   Torrance              Torrance                1989
South Bay Technology Center..........   Torrance              Torrance                1984

 Subtotal/Weighted Average --
   Los Angeles South............

LOS ANGELES CENTRAL
Los Angeles Corporate Center.........   San Gabriel Valley    Monterey Park        1984/86
Whittier Financial Center............   San Gabriel Valley    Whittier             1967/82
Gateway Center.......................   San Gabriel Valley    Diamond Bar             1988


 Subtotal/Weighted Average --
   Los Angeles Central..........



                                                                                                          ANNUALIZED
                                                   PERCENTAGE OF                                           BASE RENT
                                                       TOTAL                                               PER LEASED
                                     APPROXIMATE   PORTFOLIO NET                ANNUALIZED     NUMBER     NET RENTABLE
                                     NET RENTABLE     RENTABLE      PERCENT      BASE RENT        OF        SQUARE
PROPERTY NAME                        SQUARE FEET    SQUARE FEET      LEASED       ($000S)       LEASES       FEET(1)
-------------                       -------------  ------------     ---------    ----------    --------    -----------
LOS ANGELES SOUTH
4811 Airport Plaza(2)...........       121,610          0.7%         100.0%      $   1,211          1       $ 9.96
4900/4910 Airport Plaza(2)......       150,403          0.8          100.0           1,354          1         9.00
5000 East Spring(2).............       163,358          0.8           91.0           3,258         30        21.91
100 West Broadway...............       191,727          1.0           98.3           4,100         33        21.75
1501 Hughes Way.................        77,060          0.4          100.0           1,271          7        16.43
3901 Via Oro....................        53,195          0.3           96.8             865          4        16.81
Oceangate Tower.................       210,907          1.1           90.7           3,329         43        17.40
Norwalk.........................       122,175          0.7           97.7           2,034          9        17.04
91 Freeway Business Center......        93,277          0.5           98.7           1,729         31        18.78
Continental Grand...............       235,926          1.3           99.1           5,908         45        25.28
Grand Avenue Plaza..............        81,448          0.4           99.8           1,303          6        16.03
South Bay Centre................       202,830          1.1           94.5           3,410         40        17.80
Harbor Corporate Center.........        63,925          0.3           94.5             936         21        15.51
Pacific Gateway II..............       223,731          1.2           99.2           4,371         41        19.69
Mariner Court...................       105,436          0.6           98.4           1,900         40        18.32
South Bay Technology Center.....       104,815          0.6           89.6           1,470         10        15.66
                                      --------         ----         ------       ---------        ---       ------
 Subtotal/Weighted Average --        2,201,823         11.8%          96.6%      $  38,449        362       $18.07
   Los Angeles South............

LOS ANGELES CENTRAL
Los Angeles Corporate Center....       389,293          2.1           97.2           7,169         41        18.94
Whittier Financial Center.......       135,415          0.7           95.0           2,826         39        21.98
Gateway Center..................        84,081          0.5          100.0           1,727         17        20.50
                                      --------         ----         ------       ---------        ---       ------
 Subtotal/Weighted Average --
   Los Angeles Central..........       608,789          3.3%          97.1%       $  11,722        97        $19.82








                                                                                      YEAR(s)     APPROXIMATE
                                                                                      BUILT/      NET RENTABLE
PROPERTY NAME                              SUBMARKET                LOCATION         RENOVATED    SQUARE FEET
-------------                    -----------------------------   --------------      ---------   -------------
ORANGE COUNTY
5832 Bolsa...................... West County                      Huntington Beach         1985      49,355
Huntington Beach Plaza I & II... West County                      Huntington Beach      1984/96      52,186
5702 Bolsa...................... West County                      Huntington Beach      1987/97      27,731
5672 Bolsa...................... West County                      Huntington Beach         1987      11,968
5632 Bolsa...................... West County                      Huntington Beach         1987      21,568
Huntington Commerce Center...... West County                      Huntington Beach         1987      67,551
City Centre..................... West County                      Fountain Valley          1982     302,519
Fountain Valley Plaza........... West County                      Fountain Valley          1982     107,252
3300 Irvine Avenue.............. Greater Airport Area             Newport Beach         1981/97      74,224
1821 East Dyer Boulevard........ Greater Airport Area             Irvine                1980/88     115,061
Von Karman Corporate Center..... Greater Airport Area             Irvine                1981/84     451,477
South Coast Executive Plaza..... Greater Airport Area             Costa Mesa            1979/97      60,605
Anaheim City Centre (2)......... Tri-Freeway Area                 Anaheim               1986/91     175,391
Crown Cabot Financial........... South County                     Laguna Niguel            1989     172,900
625 The City.................... Tri-Freeway Area                 Orange                1985/97     139,806
One Venture..................... South County                     Irvine                1990/97      43,324
Orange Financial Center......... Central County                   Orange                1985/95     305,439
Centerpointe La Palma........... North County                     La Palma           1986/88/90     597,550
Lambert Office Plaza............ North County                     Brea                  1986/97      32,807
Savi Tech Center................ North County                     Yorba Linda              1989     341,446
Yorba Linda Business Park....... North County                     Yorba Linda              1988     167,142
                                                                                                   --------
  Subtotal/Weighted Average --
   Orange County................                                                                  3,317,302


                                                                                         ANNUALIZED
                                    PERCENTAGE OF                                         BASE RENT
                                        TOTAL                                             PER LEASED
                                    PORTFOLIO NET               ANNUALIZED     NUMBER    NET RENTABLE
                                      RENTABLE      PERCENT      BASE RENT       OF         SQUARE
PROPERTY NAME                        SQUARE FEET     LEASED      ($000S)      LEASES       FEET(1)
-------------                        -----------   ---------     ----------   -------    -----------
ORANGE COUNTY
5832 Bolsa......................         0.3%          100.0%     $     651          1       $13.20
Huntington Beach Plaza I & II...         0.3            99.1            786         17        15.20
5702 Bolsa......................         0.1           100.0            202          2         7.28
5672 Bolsa......................         0.1           100.0            103          1         8.61
5632 Bolsa......................         0.1           100.0            181          1         8.40
Huntington Commerce Center......         0.4           100.0            531         21         7.85
City Centre.....................         1.6            99.7          5,096         25        16.89
Fountain Valley Plaza...........         0.6            99.6          2,128          8        19.92
3300 Irvine Avenue..............         0.4            97.8          1,611         28        22.20
1821 East Dyer Boulevard........         0.6           100.0          1,406          3        12.15
Von Karman Corporate Center.....         2.4           100.0          9,024         31        19.99
South Coast Executive Plaza.....         0.3            97.7          1,006         25        16.98
Anaheim City Centre (2).........         0.9           100.0          3,445         18        19.45
Crown Cabot Financial...........         0.9            99.0          4,394         39        25.66
625 The City....................         0.7            97.4          2,673         33        19.62
One Venture.....................         0.3           100.0          1,086          8        24.85
Orange Financial Center.........         1.6            93.1          5,836         41        20.52
Centerpointe La Palma...........         3.2            98.0         10,324         83        17.63
Lambert Office Plaza............         0.2            98.2            628         10        19.51
Savi Tech Center................         1.8           100.0          3,037          4         8.89
Yorba Linda Business Park.......         0.9            93.8          1,268         59         8.09
                                        ----          ------     ----------        ---       ------

  Subtotal/Weighted Average --
   Orange County................        17.7%           98.5%    $   55,416        458       $16.97








                                                                                       YEAR(s)     APPROXIMATE
                                                                                       BUILT/     NET RENTABLE
PROPERTY NAME                               SUBMARKET               LOCATION          RENOVATED    SQUARE FEET
-------------                     -----------------------------  --------------       ---------   -------------
SAN DIEGO COUNTY
Imperial Bank Tower(2)..........  Downtown                       San Diego               1982/96     540,413
Foremost Professional Plaza.....  I-15 Corridor                  San Diego                  1992      60,534
Activity Business Center........  I-15 Corridor                  San Diego                  1987     167,045
Bernardo Regency................  I-15 Corridor                  San Diego                  1986      47,916
Carlsbad Corporate Center.......  North Coast                    Carlsbad                   1996     125,000
10180 Scripps Ranch Boulevard...  I-15 Corridor                  San Diego               1978/96      43,560
Cymer Technology Center.........  I-15 Corridor                  Rancho Bernardino          1986     155,612
10965-93 Via Frontera...........  I-15 Corridor                  Rancho Bernardino       1982/97      77,920
Poway Industrial................  I-15 Corridor                  Poway                   1991/96     112,000
Balboa Corporate Center.........  Mission Valley/Kearny Mesa     San Diego                  1990      69,890
Panorama Corporate Center.......  Mission Valley/Kearny Mesa     San Diego                  1991     133,149
Ruffin Corporate Center.........  Mission Valley/Kearny Mesa     San Diego                  1990      45,059
Skypark Office Plaza............  Mission Valley/Kearny Mesa     San Diego                  1986     202,164
Governor Park Plaza.............  North City                     San Diego                  1986     104,065
Westridge.......................  North City                     San Diego               1984/96      48,955
5120 Shoreham...................  North City                     San Diego                  1984      37,759
Morehouse Tech..................  North City                     San Diego                  1984     181,207
Torreyanna Science Park.........  North City                     La Jolla                1980/97      81,204
Waples Tech Center..............  North City                     San Diego                  1990      28,119
Genesee Executive Plaza.........  North City                     San Diego                  1984     155,820
10251 Vista Sorrento............  North City                     San Diego               1981/95      69,386
                                                                                                    --------

  Subtotal/Weighted Average --
   San Diego County.............                                                                   2,486,777



                                                                                           ANNUALIZED
                                      PERCENTAGE OF                                         BASE RENT
                                          TOTAL                                            PER LEASED
                                      PORTFOLIO NET               ANNUALIZED     NUMBER   NET RENTABLE
                                        RENTABLE       PERCENT     BASE RENT      OF         SQUARE
PROPERTY NAME                         SQUARE FEET       LEASED     ($000S)       LEASES      FEET(1)
-------------                         -----------       ------    ----------     ------   -------------
SAN DIEGO COUNTY
Imperial Bank Tower(2)..........           2.9%           97.8%    $  10,236        94        $19.37
Foremost Professional Plaza.....           0.3            90.3         1,253        34         22.92
Activity Business Center........           0.9            91.8         1,862        40         12.14
Bernardo Regency................           0.3            95.2         1,100        16         24.13
Carlsbad Corporate Center.......           0.7           100.0         1,725         1         13.80
10180 Scripps Ranch Boulevard...           0.2           100.0           412         1          9.45
Cymer Technology Center.........           0.8           100.0         1,760         2         11.31
10965-93 Via Frontera...........           0.4           100.0           794         6         10.08
Poway Industrial................           0.6           100.0           605         1          5.40
Balboa Corporate Center.........           0.4           100.0           803         1         11.49
Panorama Corporate Center.......           0.7           100.0         2,317         1         17.40
Ruffin Corporate Center.........           0.2           100.0           449         1          9.95
Skypark Office Plaza............           1.1            99.7         3,579        16         17.76
Governor Park Plaza.............           0.6           100.0         2,138        20         20.43
Westridge.......................           0.3           100.0           631         4         12.90
5120 Shoreham...................           0.2           100.0           678         1         17.95
Morehouse Tech..................           1.0            94.9         3,177         7         18.48
Torreyanna Science Park.........           0.4           100.0         1,784         1         21.97
Waples Tech Center..............           0.2           100.0           378         3         13.46
Genesee Executive Plaza.........           0.8            99.7         3,750        18         24.15
10251 Vista Sorrento............           0.4           100.0         1,125         1         16.21
                                          ----        --------     ---------       ---        ------

  Subtotal/Weighted Average --
   San Diego County.............          13.4%           98.3%    $  40,556       269        $16.59






                                                                                    YEAR(s)
                                                                                    BUILT/
PROPERTY NAME                           SUBMARKET              LOCATION            RENOVATED
-------------                      --------------------        ------------        ---------
VENTURA COUNTY
Center Promenade................   West County                 Ventura                  1982
1000 Town Center................   West County                 Oxnard                   1989
Solar Drive Business Park.......   West County                 Oxnard                   1982
Camarillo Business Center.......   West County                 Camarillo             1984/97

  Subtotal/Weighted Average --
   Ventura County...............

RIVERSIDE AND SAN BERNARDINO
  COUNTIES
Centrelake Plaza................   Inland Empire West          Ontario                  1989
Tower Plaza I...................   Temecula                    Temecula                 1988
Tower Plaza II..................   Temecula                    Temecula                 1983
Tower Plaza III.................   Temecula                    Temecula                 1983
Chicago Avenue Business Park....   Inland Empire East          Riverside                1986
Hunter Business Center..........   Inland Empire East          Riverside                1990
Havengate.......................   Inland Empire East          Rancho Cucamonga         1985
HDS Plaza.......................   Inland Empire East          San Bernardino           1987
                                                                                              --
  Subtotal/Weighted Average --
   Riverside and San Bernardino
    Counties....................



                                                                                                          ANNUALIZED
                                                   PERCENTAGE OF                                           BASE RENT
                                                       TOTAL                                               PER LEASED
                                    APPROXIMATE    PORTFOLIO NET                ANNUALIZED      NUMBER    NET RENTABLE
                                    NET RENTABLE     RENTABLE       PERCENT      BASE RENT        OF         SQUARE
PROPERTY NAME                       SQUARE FEET     SQUARE FEET      LEASED      ($000S)        LEASES        FEET(1)
-------------                       -----------     -----------     --------     ---------     --------   ------------
VENTURA COUNTY
Center Promenade................        174,837         0.9%           93.9%      $   2,699         57      $16.43
1000 Town Center................        107,656         0.6            97.6           1,976         10       18.82
Solar Drive Business Park.......        125,132         0.7           100.0           2,299         41       16.88
Camarillo Business Center.......        154,216         0.8           100.0           2,718         23       17.23
                                    -----------        ----       ---------      ----------   --------   ---------
  Subtotal/Weighted Average --
   Ventura County...............        561,841         3.0%          100.0%      $   9,692        131      $17.21

RIVERSIDE AND SAN BERNARDINO
  COUNTIES
Centrelake Plaza................        110,763         0.6%           69.0%      $   1,552         17      $20.32
Tower Plaza I...................         72,350         0.4            97.1           1,233         21       17.54
Tower Plaza II..................         19,301         0.1           100.0             274         22       14.11
Tower Plaza III.................         12,483         0.1            82.0             142         20       13.86
Chicago Avenue Business Park....         47,482         0.2           100.0             673          8       14.16
Hunter Business Center..........        106,782         0.6            83.1             573         13        6.45
Havengate.......................         80,557         0.4            89.4           1,174         17       16.30
HDS Plaza.......................        104,178         0.6            86.6           1,565         12       17.37
                                    -----------        ----       ---------      ----------   --------    --------
  Subtotal/Weighted Average --
   Riverside and San Bernardino
    Counties....................        553,896         3.0%           85.7%       $   7,186       130      $15.14







                                                                                      YEAR(s)    APPROXIMATE
                                                                                       BUILT/    NET RENTABLE
PROPERTY NAME                           SUBMARKET                    LOCATION       RENOVATED   SQUARE FEET
-------------                        --------------------         --------------    ---------   -------------

KERN COUNTY
Parkway Center....................   Bakersfield                   Bakersfield          1992/95       61,333
California Twin Center............   Bakersfield                   Bakersfield             1983      155,189
                                                                                                  ----------
Subtotal/Weighted Average -
    Kern County....................                                                                   216,522
                                                                                                  ----------
Total/Weighted Average - Office...                                                                18,206,541


INDUSTRIAL

RIVERSIDE AND SAN BERNARDINO
  COUNTIES
Ontario Airport Commerce Center...   Inland Empire West            Ontario              1987/97      213,127
Highlands I.......................   Temecula                      Temecula                1988       26,856
Highlands II......................   Temecula                      Temecula                1990       41,210
                                                                                                  ----------
Total/Weighted Average - Industrial                                                                  281,193


RETAIL
Tower Plaza Retail................   Temecula                      Temecula             1970/97      133,481
Howard Hughes - Spectrum..........   Marina Area/Culver City/LAX   Los Angeles             1993       36,959
                                                                                                  ----------
  Total/Weighted Average - Retail.                                                                   170,440
  PORTFOLIO TOTAL/
   WEIGHTED AVERAGE...............                                                                18,658,174
                                                                                                 ===========





                                                                                                            ANNUALIZED
                                                     PERCENTAGE OF                                         PERCENTAGE OF
                                                          TOTAL                                             PER LEASED
                                      APPROXIMATE     PORTFOLIO NET                ANNUALIZED     NUMBER    NET RENTABLE
                                      NET RENTABLE      RENTABLE        PERCENT     BASE RENT       OF        SQUARE
PROPERTY NAME                          SQUARE FEET     SQUARE FEET       LEASED      ($000S)       LEASES     FEET(1)
-------------                         ------------    --------------   ---------   ----------     --------  -----------

KERN COUNTY
Parkway Center....................         61,333          0.4%           97.2%     $   1,098         10       $18.43
California Twin Center............        155,189          0.8            86.3          2,245         16        16.75
                                       ----------    ---------          ------     ----------    -------    ---------
Subtotal/Weighted Average -
   Kern County....................       216,522          1.2%           89.4%     $   3,343         26       $17.27
                                       ----------    ---------          ------      ---------    -------       ------

Total/Weighted Average - Office...     18,206,541         97.7%           95.5%     $ 347,426      3,173       $19.99


INDUSTRIAL

RIVERSIDE AND SAN BERNARDINO
  COUNTIES
Ontario Airport Commerce Center...        213,127          1.1%           99.8%     $   1,456         45       $ 6.84
Highlands I.......................         26,856          0.1           100.0            279          9        10.41
Highlands II......................         41,210          0.2            99.9            405         12         9.82
                                       ----------    ---------          ------     ----------    -------    ---------

Total/Weighted Average - Industrial       281,193          1.4%           99.9%     $   2,140         66       $ 7.62


RETAIL
Tower Plaza Retail................        133,481          0.7%           89.2%     $   1,457         21       $12.24
Howard Hughes - Spectrum..........         36,959          0.2           100.0            909          1        24.60
                                       ----------    ---------          ------     ----------    -------    ---------

  Total/Weighted Average - Retail.        170,440          0.9%           91.5%     $   2,366         22       $15.16

  PORTFOLIO TOTAL/
   WEIGHTED AVERAGE...............     18,658,174       100.0%            95.5%    $  351,932      3,261    $  19.75
                                      ===========    ========           ======     ==========    =======    ========

----------
(1) Calculated as monthly contractual base rent under existing leases as of December 31, 2000, multiplied by 12 and divided by leased net rentable square feet, for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2) We lease the land underlying those properties or their parking structures pursuant to long term ground leases.

(3)Amounts for 2730 Wilshire exclude the 100%-occupied 12,740 square foot, 16-unit apartment complex we also own.

Tenant Information

     As of December 31, 2000, we had over 3,000 tenants, with no one tenant representing more than 2.1% of the aggregate annualized base rent of our properties, and only two tenants individually representing more than 1.0% of our aggregate annualized base rent. Our properties are leased to local, national and foreign companies engaged in a variety of businesses including financial services, entertainment, health care services, accounting, law, education, publishing and local, state and federal government entities.

     Our leases are typically structured for terms of three, five or ten years. Leases typically contain provisions permitting tenants to renew expiring leases at prevailing market rates. Approximately 78% of our total leased rentable square footage is under full service gross leases under which tenants typically pay for all real estate taxes and operating expenses above those for an established base year or expense stop. Our remaining square footage is under triple net and modified gross leases. Triple net and modified gross leases are those where tenants pay not only base rent, but also some or all real estate taxes and operating expenses of the leased property. Tenants generally reimburse us the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning during non-business hours, and for on-site monthly employee and visitor parking. We are generally responsible for structural repairs.

     The following table presents information as of December 31, 2000 derived from the twenty largest tenants at our properties, based on the percentage of aggregate portfolio annualized base rent:


                                                                 WEIGHTED     PERCENTAGE OF   PERCENTAGE OF
                                                                 AVERAGE        AGGREGATE       AGGREGATE
                                                                REMAINING       PORTFOLIO       PORTFOLIO
                                                 NUMBER OF     LEASE TERM        LEASED        ANNUALIZED
TENANT(1)                                         LEASES        IN MONTHS     SQUARE FEET    BASE RENT(2)
---------                                       ----------    ------------     -----------    ------------
State of California....................             38              60              2.14%           2.10%
University of Phoenix..................             18              40              1.31            1.19
Sony (Consolidated Entities)...........              8              36              0.76            0.80
Pacific Bell...........................              5              48              0.75            0.77
Boeing.................................              2              58              1.53            0.73
Atlantic Richfield.....................              6              68              0.71            0.69
GTE (Consolidated Entities)............              5              44              0.84            0.66
Community Healthcare Alliance..........              1              32              0.75            0.66
U.S. Government........................             17              61              0.65            0.68
Walt Disney Pictures & Television......              1              31              0.55            0.64
Salomon Smith Barney...................              9              62              0.44            0.63
State Compensation Insurance Fund......              1              87              0.64            0.59
Omnicom Group..........................              1              34              0.29            0.58
Blue Shield of California..............              3              19              0.47            0.55
Ceridian Tax Service...................              5              21              0.59            0.52
Aurora Biosciences Corp................              1              93              0.46            0.51
Cymer, Inc.............................              2             108              0.87            0.50
Pacific Southwest Bank.................              1              84              0.70            0.49
Latham & Watkins.......................              1              38              0.36            0.46
Earth Technology.......................              7              32              0.33            0.45
                                                ------           -----            ------          ------
TOTAL/WEIGHTED AVERAGE(3)..............            132              55             15.14%          14.20%
                                                ======           =====            ======          ======


----------

(1) Excludes two leases with a division of Vivendi Universal Publishing for approximately 217,000 square feet comprising approximately 1.22% of the aggregate portfolio leased square footage with a weighted average lease term of 120 months that will begin in 2001. Assuming these leases had been in place at December 31, 2000, this tenant would have ranked first in our list of largest tenants with approximately 2.25% of aggregate annualized base rent.

(2) Annualized base rent is calculated as monthly contractual base rent under existing leases as of December 31, 2000, multiplied by 12; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(3) The weighted average calculation is based on net rentable square footage leased by each tenant.

Lease Distribution

     The following table presents information relating to the distribution of the leases for our 142 properties, based on leased net rentable square feet, as of December 31, 2000:


                                                                    PERCENT      ANNUALIZED   PERCENTAGE
                                                                  OF AGGREGATE   BASE RENT   OF AGGREGATE     AVERAGE
                             NUMBER     PERCENT       TOTAL        PORTFOLIO         OF       PORTFOLIO      BASE RENT
                               OF       OF ALL       LEASED          LEASED      LEASES(1)    ANNUALIZED     PER LEASED
SQUARE FEET UNDER LEASE      LEASES     LEASES     SQUARE FEET    SQUARE FEET       ($000S)     BASE RENT   SQUARE FOOT
-----------------------     --------   ---------   ----------     -----------    -----------   -----------  -----------
 2,500 and under..........    1,697       52.04%     2,323,971        13.04%      $  50,869      13.44%        $ 21.89
 2,501 --  5,000..........      717       21.99      2,508,071        14.08          56,444      14.92           22.50
 5,001 --  7,500..........      266        8.16      1,629,391         9.14          35,479       9.38           21.77
 7,501 -- 10,000..........      185        5.67      1,601,539         8.99          33,224       8.78           20.75
10,001 -- 20,000..........      262        8.03      3,728,960        20.93          86,410      22.84           23.17
20,001 -- 40,000..........       77        2.36      2,112,886        11.86          45,532      12.03           21.55
40,001 and over...........       57        1.75      3,914,463        21.96          70,396      18.61           17.98
                              -----     -------    -----------       ------       ---------     ------         -------
  Total/Weighted Average..    3,261      100.00%    17,819,281       100.00%      $ 378,354     100.00%        $ 21.23
                              =====     =======    ===========       ======       =========     ======         =======

----------

(1) Base rent is determined as of the date of lease expiration, including all fixed contractual base rent increases; increases tied to indices such as the Consumer Price Index are not included.

Lease Expirations

     The following table presents a summary schedule of the total lease expirations for our 142 properties for leases in place at December 31, 2000. This table assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations:


                                         SQUARE        PERCENTAGE      ANNUALIZED      PERCENTAGE         AVERAGE
                               NUMBER    FOOTAGE      OF AGGREGATE      BASE RENT     OF AGGREGATE       BASE RENT
                                 OF        OF           PORTFOLIO      OF EXPIRING      PORTFOLIO     PER NET RENTABLE
                               LEASES    EXPIRING         LEASED        LEASES(1)      ANNUALIZED      SQUARE FOOT OF
YEAR OF LEASE EXPIRATION      EXPIRING    LEASES       SQUARE FEET       ($000S)        BASE RENT     EXPIRING LEASES
------------------------      --------   ---------     -----------     ------------    -----------    ---------------
Month-to-Month...........        173       301,642         1.69%        $   5,964         1.58%            $19.77
2001.....................        646     2,109,127        11.84            42,038        11.11              19.93
2002.....................        644     2,720,970        15.27            50,684        13.40              18.63
2003.....................        608     3,140,624        17.62            63,771        16.85              20.31
2004.....................        413     2,748,993        15.43            56,417        14.91              20.52
2005.....................        418     2,939,156        16.49            64,816        17.13              22.05
2006.....................        105     1,103,481         6.19            24,372         6.44              22.09
2007.....................         71       768,784         4.31            16,978         4.49              22.08
2008.....................         32       512,915         2.88            13,935         3.68              27.17
2009.....................         30       416,784         2.34             9,608         2.54              23.05
2010.....................         50       701,995         3.94            20,249         5.35              28.85
2011.....................         12        85,042         0.48             2,579         0.68              30.33
2012+....................         59      269,768          1.52             6,943         1.84              25.74
                            --------   ----------   -----------        ----------    ---------        -----------
  Total/Weighted Average.      3,261   17,819,281        100.00%        $ 378,354       100.00%            $21.23
                            ========   ==========   ===========         =========    =========             ======


----------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "ARI." On March 23, 2001, the last reported sales price per share of common stock on the NYSE was $63,658,200, and there were approximately 174 registered holders of record of our common stock. The table below sets forth the quarterly high and low closing sales price per share of our common stock as reported on the NYSE and the cash dividends per share we declared with respect to each period.

                                                                                                    DIVIDENDS
                                                                 HIGH              LOW              DECLARED
                                                                 ----              ---              --------
1999
First Quarter..........................................        $ 22.25          $  20.13            $  0.445
Second Quarter.........................................        $ 25.13          $  20.50            $  0.445
Third Quarter..........................................        $ 23.25          $  20.38            $  0.445
Fourth Quarter.........................................        $ 21.13          $  17.38            $  0.445

2000
First Quarter..........................................        $ 21.69          $  19.56            $  0.465
Second Quarter.........................................        $ 24.81          $  21.06            $  0.465
Third Quarter..........................................        $ 27.06          $  24.19            $  0.465
Fourth Quarter.........................................        $ 26.19          $  23.69            $  0.465


     We pay quarterly cash dividends to common stockholders at the discretion of our Board of Directors. The amount of each quarterly cash dividend depends on our funds from operations, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

     You should read the following consolidated financial and operating data for Arden Realty and the following combined financial and operating data for the Arden Predecessors together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included elsewhere in this Form 10-K. The properties held by the Arden Predecessors were directly or indirectly contributed to us by Arden Realty Group, Inc. and a group of affiliated entities in the formation transactions completed prior to our initial public offering of common stock in October 1996.


                                                                ARDEN REALTY, INC.                          ARDEN PREDECESSORS
                                          ---------------------------------------------------------------- ----------------------
                                                                                              FOR THE
                                                                                               PERIOD
                                                        FOR THE YEARS ENDED                  OCTOBER 9,       FOR THE PERIOD
                                                            DECEMBER 31,                      1996 TO         JANUARY 1, 1996
                                          -----------------------------------------------   DECEMBER 31        TO OCTOBER 8,
                                              2000        1999        1998        1997          1996               1996
                                          ----------  -----------  ----------  ----------   ------------      ----------------
                                                (IN THOUSANDS, EXCEPT RATIO AND PER SHARE AMOUNTS)
OPERATING DATA:
Revenues................................. $  388,117  $  340,675   $  284,582  $  135,447     $ 19,572           $ 40,465
Property operating expenses..............    110,917     101,284       86,570      44,332        6,005             14,224
 General and administrative expense......      9,336       7,393        6,665       4,322          753              1,758
Depreciation and amortization............     87,267      69,837       51,822      20,260        3,108              5,264
                                          ----------  ----------   ----------  ----------     --------     --------------
                                             180,597     162,161      139,525      66,533        9,706             19,219
Interest expense.........................    (78,406)    (60,239)     (43,403)    (19,511)      (1,280)           (24,521)
Gain on sale of property.................      2,132          --           --          --           --                 --
Loss on valuation of derivative..........         --          --           --      (3,111)          --                 --
                                          ----------  ----------   ----------  ----------     --------     --------------
Equity in net loss of noncombined entities        --          --           --          --           --                336
                                          ----------  ----------   ----------  ----------     --------     --------------
Income (loss) before minority
   interests and extraordinary items.....    104,323     101,922       96,122      43,911        8,426             (5,638)
Minority interests' share of loss of
   Arden Predecessors....................         --          --           --          --           --                721
Minority interests.......................     (7,613)     (5,296)      (5,447)     (4,281)         (993)               --
                                          ----------   ---------   ----------  ----------     ---------    --------------
Income (loss) before extraordinary items.     96,710      96,626       90,675      39,630        7,433             (4,917)
 Extraordinary (loss) gain on early
   extinguishment of debt, net of
   minority interests' share..............        --          --           --          --      (13,105)             1,877
                                          ----------  ----------   ----------  ----------     --------     --------------
 Net income (loss)....................... $   96,710  $   96,626   $   90,675  $   39,630     $ (5,672)          $ (3,040)
                                          ==========  ==========   ==========  ==========     ========           =========
Earnings per share:
   Net income (loss) per common share:
 Income before extraordinary item........ $     1.53  $     1.53   $     1.55  $     1.43     $    .34
 Extraordinary item - loss on early
   extinguishment of debt................         --          --           --          --         (.60)
                                          ----------  ----------   ----------  ----------     --------
   Net income (loss) per common share:
     Basic............................... $     1.53  $     1.53   $     1.55  $     1.43     $   (.26)
                                          ==========  ==========   ==========  ==========     ========
     Diluted............................. $     1.52  $     1.53   $     1.54  $     1.41     $   (.26)
                                          ==========  ==========   ==========  ==========     ========
Weighted average common shares outstanding:
     Basic...............................     63,408      63,016       58,660      27,794       21,680
                                          ==========  ==========   ==========  ==========     ========
     Diluted.............................     63,598      63,072       58,814      28,039       21,680
                                          ==========  ==========   ==========  ==========     ========
 Cash dividends declared per common share $     1.86  $     1.78   $     1.68  $     1.60     $    .36
                                          ==========  ==========   ==========  ==========     ========

 OTHER DATA:
 Cash provided by operating activities...  $ 192,152   $ 170,354    $ 152,273  $   39,156     $  8,665           $  7,387
 Cash used in investing activities.......   (216,024)   (283,574)   (1,099,833)  (659,670)    (164,763)          (119,083)
 Cash provided by financing activities...     22,248     115,698      946,838     618,182      163,730            119,908
Funds from Operations(1).................    185,146     170,405      147,369      64,171       11,534               (374)
EBITDA(2)................................    267,864     231,998      191,347      86,793       12,814             24,483
 Ratio of EBITDA to interest expense(2)..       3.42        3.85         4.41        4.45        10.01               1.00
 Ratio of EBITDA to fixed charges(2)(3)..       2.81        3.26         3.66        4.20         9.58               1.00
 Ratio of earnings to fixed charges(3)(4)       1.81        2.20         2.56        2.86         6.52               0.80


                                                                        ARDEN REALTY, INC.
                                         ---------------------------------------------------------------------------------
                                                                           DECEMBER 31,
                                         ---------------------------------------------------------------------------------
                                             2000             1999             1998             1997             1996
                                         -------------    -------------    -------------    -------------    -------------
Balance Sheet Data:
Net investment in real estate.....       $  2,603,566     $  2,479,111     $  2,260,433     $  1,247,701     $    532,728
Total assets......................          2,705,597        2,570,458        2,331,919        1,284,004          551,256
Total indebtedness................          1,177,769        1,029,656          840,377          477,566          155,000
Other liabilities(5)..............             56,885           50,555           35,720           23,205            9,768
Minority interests................             86,176           86,294           56,222           95,973           45,667
Total Stockholders' Equity........          1,355,171        1,375,758        1,373,390          672,983          331,977

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

(5)  Excludes dividends payable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion should be read in conjunction with Item 6, Selected Financial Data, and our historical consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

     We are a self-administered and self-managed real estate investment trust that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are a full-service real estate organization managed by 11 senior executive officers who have experience in the real estate industry ranging from 8 to 30 years and who collectively have an average of 18 years experience. We perform all property management, construction management, accounting, finance and acquisition activities and a majority of our leasing transactions with our staff of approximately 300 employees.

     As of December 31, 2000, we are Southern California's largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio consisted of 142 primarily suburban office properties containing approximately 18.7 million net rentable square feet and three properties with approximately 725,000 net rentable square feet under development. As of December 31, 2000, our properties were approximately 95.5% leased.

     Our primary business strategy is to actively manage our portfolio to achieve gains in rental rates and occupancy, control operating expenses and to maximize income from ancillary operations and services. When market conditions permit, we may also selectively develop or acquire new properties that add value and fit strategically into our portfolio. We may also sell existing mature or slow growth properties and redeploy the proceeds into investments that we believe will generate higher yields.

Results Of Operations

     Our financial position and operating results are primarily comprised of our portfolio of commercial properties and income derived from those properties. Therefore, the comparability of financial data from period to period will be affected by the timing of significant property renovations, development, acquisitions and dispositions.

           COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR
              ENDED DECEMBER 31, 1999 (IN THOUSANDS, EXCEPT NUMBER
                         OF PROPERTIES AND PERCENTAGES)



                                           YEAR ENDED DECEMBER 31,
                                          ---------------------------                        PERCENT
                                              2000             1999          CHANGE          CHANGE
                                          -----------       ---------     -----------     ---------
REVENUE
  Revenue from rental operations:

     Rental.........................       $  328,460      $  292,688        $ 35,772          12%
     Tenant reimbursements..........           16,371          13,863           2,508          18
     Parking, net of expense........           18,348          14,384           3,964          28
     Other rental operations........           21,411          16,918           4,493          27
                                           ----------      ----------     -----------     -------
       Total........................          384,590         337,853          46,737          14
     Interest and other income......            3,527           2,822             705          25
                                           ----------      ----------     -----------     -------
       Total revenue................       $  388,117      $  340,675        $ 47,442          14%
                                           ==========      ==========        ========     =======
EXPENSES
  Property expenses:
     Repairs and maintenance........       $   35,390      $   32,902         $ 2,488           8%
     Utilities......................           29,872          28,305           1,567           6
     Real estate taxes..............           26,808          23,167           3,641          16
     Insurance......................            4,203           3,993             210           5
     Ground rent....................            1,214             891             323          36
     Administrative.................           13,430          12,026           1,404          12
                                           ----------      ----------     -----------     -------
       Total property expenses......          110,917         101,284           9,633          10
     General and administrative.....            9,336           7,393           1,943          26
     Interest.......................           78,406          60,239          18,167          30
     Depreciation and amortization..           87,267          69,837          17,430          25
                                           ----------      ----------     -----------     -------
       Total expenses...............       $  285,926      $  238,753        $ 47,173          20%
                                           ==========      ==========        ========     =======
OTHER DATA:
  NUMBER OF PROPERTIES:
     Acquired during period.........               --               4
     Completed and placed in service
     during period..................                1              --
     Disposed of during period......               (1)             --
     Owned at end of period.........              142             142
  NET RENTABLE SQUARE FEET:
     Acquired during period.........               --             524
     Completed and placed in service
     during period..................              242              --
     Disposed of during period......              (76)             --
     Owned at end of period.........           18,658          18,492


     Variances for revenue from rental operations and property expenses are discussed below.

     Interest and other income increased by approximately $705,000 in 2000 as compared to 1999, primarily due to increases in management fees for owner associations we manage and from higher interest income earned in 2000 on higher restricted cash balances required by mortgage loans entered into after January 1, 1999.

     General and administrative expenses were approximately $9.3 million, or 2.4% of total revenue, in 2000 as compared to $7.4 million, or 2.2% of total revenue, in 1999. This increase was primarily related to higher personnel costs in 2000, including approximately $590,000 in non-cash compensation expense from restricted stock awards granted to several key executives.

     Interest expense increased approximately $18.2 million in 2000 as compared to 1999. This increase was primarily due to both higher outstanding balances in 2000 resulting from the funding of acquisitions, tenant improvement, leasing commission costs and development and renovation projects placed in service during the periods presented, and higher average interest rates in 2000.

     Depreciation and amortization expense increased by approximately $17.4 million in 2000, primarily due to depreciation related to properties acquired in 1999, newly developed and renovated properties, and capital expenditures, tenant improvements and leasing commissions placed in service in 2000.

VARIANCES FOR REVENUE FROM RENTAL OPERATIONS AND PROPERTY OPERATING EXPENSES

     The increase in revenue from rental operations and property operating expenses in 2000 as compared to 1999 was partially due to the four properties we acquired during 1999, a development property placed in service in the third quarter of 2000, a property sold in the fourth quarter of 2000 and the five properties under renovation for all or a portion of the periods presented. Operating results for properties under renovation may significantly vary from period to period depending on the status of the renovation and occupancy levels maintained during the renovation.

     Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the eleven properties that were either acquired, sold or placed in service after January 1, 1999 or were under renovation for all or a portion of the period beginning after January 1, 1999 and for the 132 non-renovation properties we owned for all 1999 and 2000 (in thousands, except number of properties).


                                                         PROPERTIES ACQUIRED,
                                                        SOLD, PLACED IN SERVICE            NON-RENOVATION
                                                                  OR                      PROPERTIES OWNED
                                                           UNDER RENOVATION                  FOR ALL OF
                                      TOTAL VARIANCE    AFTER JANUARY 1, 1999             1999 AND 2000(1)
                                      --------------    ---------------------             ----------------
REVENUE FROM RENTAL OPERATIONS:
  Rental.......................        $  35,772               $ 17,122                      $  18,650
  Tenant reimbursements........            2,508                    185                          2,323
  Parking, net of expense......            3,964                  1,442                          2,522
  Other rental operations......            4,493                  6,882                         (2,389)
                                       ---------               --------                      ---------
                                       $  46,737               $ 25,631                      $  21,106
                                       =========               ========                      =========
PROPERTY EXPENSES:
  Repairs and maintenance......            2,488                  1,955                            533
  Utilities....................            1,567                  1,432                            135
  Real estate taxes............            3,641                  1,401                          2,240
  Insurance....................              210                    165                             45
  Ground rent..................              323                     --                            323
  Administrative...............            1,404                    738                            666
                                       ---------               --------                      ---------
                                       $   9,633               $  5,691                      $   3,942
                                       =========               ========                      =========
OTHER DATA:
  Number of properties.........                                      11                            132
  Net rentable square feet.....                                   1,910                         16,824

----------

(1)  See analysis of Properties Owned for all of 1999 and 2000 below.

PROPERTIES OWNED FOR ALL OF 1999 AND 2000

     Following is a comparison of property operating data computed under the GAAP basis and cash basis for the 132 non-renovation properties we owned for all of 1999 and 2000 (in thousands, except number of properties and percentages).



                                                            YEAR ENDED
                                                           DECEMBER 31,             DOLLAR        PERCENT
                                                        2000          1999          CHANGE         CHANGE
                                                    -----------   -----------       ------         ------
GAAP BASIS:

  Revenue from rental operations.............       $  343,045    $  321,939       $ 21,106           6.6%
  Property expenses..........................          100,714        96,772          3,942           4.1
                                                    ----------    ----------       --------         -----
                                                    $  242,331    $  225,167       $ 17,164           7.6%
                                                    ==========    ==========       ========         =====
CASH BASIS(1):
  Revenue from rental operations.............       $  334,915    $  315,498       $ 19,417           6.2%
  Property expenses..........................          100,714        96,772          3,942           4.1
                                                    ----------    ----------       --------         -----
                                                    $  234,201    $  218,726       $ 15,475           7.1%
                                                    ==========    ==========       ========         =====

Number of properties.........................              132           132
Average occupancy............................              95.1%        93.9%
Net rentable square feet.....................           16,824        16,824


----------

(1)  Excludes straight-line rent adjustments.

     Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $21.1 million, or 6.6%, during 2000, compared to 1999. Approximately $18.7 million of this increase was from rental revenue, of which $17.0 million was related to scheduled rents and $1.7 million was from straight-line rent. Approximately 55% of the increase in scheduled rents was due to increases in rental rates in 2000 and the remaining 45% was related to higher average occupancy in 2000. The increase in straight-line rent was primarily due to new leases and extensions signed with higher rental rate escalations than in 1999. Revenue from rental operations was also higher due to an approximate $2.3 million increase in tenant reimbursements, a $2.5 million increase in parking income net of an approximate $2.4 million decrease in other revenue from rental operations. In addition to recoveries of approximately $688,000 from increases in utility rates for our San Diego properties, tenant reimbursements and parking income primarily increased due to the approximate 1.2% increase in average occupancy in 2000, while other rental operations decreased primarily due to lower lease termination settlement fees in 2000.

     Excluding only the straight-line rent adjustment for these properties, revenue from rental operations computed on a cash basis, increased by approximately $19.4 million or 6.2%.

     Property operating expenses for these properties increased by approximately $3.9 million, or 4.1%, during 2000, compared to 1999, primarily due to higher real estate taxes, repairs and maintenance, contingent ground rent and property administrative expenses in 2000. Real estate taxes increased by approximately $2.2 million in 2000 due to normal annual increases and final assessments on certain properties. Repairs and maintenance increased by $533,000 primarily due to the 1.2% increase in average occupancy in 2000. Ground rent expense increased by $323,000 due to higher operating income from one of our properties with a participating ground lease. Property administrative expenses, comprised primarily of personnel and related costs, were approximately $666,000 higher in 2000, primarily due to our continued focus on raising our portfolio-wide occupancy. Utility costs increased by approximately $135,000 in 2000 due to both higher average occupancy and rate increases for our San Diego properties, partially offset by savings achieved from energy enhancing capital improvements completed during 1999.

           COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR
              ENDED DECEMBER 31, 1998 (IN THOUSANDS, EXCEPT NUMBER
                         OF PROPERTIES AND PERCENTAGES)



                                             YEAR ENDED DECEMBER 31,        DOLLAR       PERCENT
                                             1999             1998          CHANGE        CHANGE
                                          ----------       ----------      ---------     --------
REVENUE
  Revenue from rental operations:

     Rental..........................     $   292,688      $  250,467      $   42,221        17%
     Tenant reimbursements...........          13,863           9,505           4,358        46
     Parking, net of expense.........          14,384          12,223           2,161        18
     Other rental operations.........          16,918           8,872           8,046        91
                                           ----------      ----------      ----------      ----
       Total.........................         337,853         281,067          56,786        20
     Interest and other income.......           2,822           3,515            (693)      (20)
                                           ----------      ----------      ----------      ----
       Total revenue.................      $  340,675      $  284,582      $   56,093        20%
                                           ==========      ==========      ==========      ====
EXPENSES
  PROPERTY EXPENSES:
     Repairs and maintenance.........      $   32,902      $   27,141      $    5,761        21%
     Utilities.......................          28,305          26,559           1,746         7
     Real estate taxes...............          23,167          19,433           3,734        19
     Insurance.......................           3,993           4,110            (117)       (3)
     Ground rent.....................             891             714             177        25
     Administrative..................          12,026           8,613           3,413        40
                                           ----------      ----------      ----------      ----
       Total property expenses.......         101,284          86,570          14,714        17
     General and administrative......           7,393           6,665             728        11
     Interest........................          60,239          43,403          16,836        39
     Depreciation and amortization...          69,837          51,822          18,015        35
                                           ----------      ----------      ----------      ----
       Total expenses................      $  238,753      $  188,460      $   50,293        27%
                                           ==========      ==========      ==========      ====
OTHER DATA:
  NUMBER OF PROPERTIES:
     Acquired during period..........               4              66
     Owned at end of period..........             142             138
  NET RENTABLE SQUARE FEET:
     Acquired during period..........             524           7,664
     Owned at end of period..........          18,492          17,968


     The increase in revenue from rental operations and property expenses in 1999 is primarily from properties acquired during 1998 and 1999. The 1998 amounts do not include a full year of operations for the 66 properties we acquired during 1998 or for the four properties we acquired during 1999.

     Following is a summary of the 1999 increase in revenue from rental operations and property expenses that relate to the 70 properties that we acquired during 1998 and 1999 and for the 72 properties we owned for all of 1998 and 1999 (in thousands, except number of properties).


                                                                PROPERTIES          PROPERTIES
                                                             ACQUIRED DURING     OWNED FOR ALL OF
                                        TOTAL VARIANCE         1998 AND 1999    1998 AND 1999(1)
                                        --------------      ------------------  ----------------
REVENUE FROM RENTAL OPERATIONS:
  Rental...........................       $  42,221            $  32,177            $ 10,044
  Tenant reimbursements............            4,358               3,551                 807
  Parking, net of expense..........            2,161               1,323                 838
  Other rental operations..........           8,046                2,400               5,646
                                          ---------            ---------            --------
                                          $  56,786            $  39,451            $ 17,335
                                          =========            =========            ========
PROPERTY EXPENSES:
  Repairs and maintenance..........       $   5,761            $   3,708             $ 2,053
  Utilities........................            1,746               1,904                (158)
  Real estate taxes................            3,734               2,033               1,701
  Insurance........................             (117)                190                (307)
  Ground rent......................              177                   1                 176
  Administrative...................           3,413                1,938               1,475
                                          ---------            ---------            --------
                                          $  14,714            $   9,774            $  4,940
                                          =========            =========            ========
OTHER DATA:
  Number of properties.............                                   70                  72
  Net rentable square feet.........                                8,188              10,304

----------

(1)  See analysis of Properties Owned for all of 1998 and 1999 below.

     Interest and other income decreased by approximately $700,000 in 1999 as compared to 1998, primarily due to lower interest income earned on mortgage notes receivable acquired in September 1997.

     General and administrative expenses were approximately $7.4 million, or 2.2% of total revenue, in 1999 as compared to $6.7 million, or 2.3% of total revenue, in 1998. General and administrative expenses as a percentage of total revenue decreased in 1999 compared to 1998 primarily due to benefits achieved from economies of scale and concentration over a larger property portfolio.

     Interest expense increased approximately $16.8 million in 1999 as compared to 1998. This increase was due to higher outstanding debt balances in 1999, primarily to fund property acquisitions and tenant improvement build-outs, which was partially offset by slightly lower effective interest rates in 1999.

     Depreciation and amortization expense increased by approximately $18.0 million in 1999, primarily due to the 70 properties we acquired in 1998 and 1999.

PROPERTIES OWNED FOR ALL OF 1998 AND 1999

     Following is a comparison of property operating data computed on a GAAP basis and cash basis for the 72 non-renovation properties we owned for the entire twelve months ended December 31, 1999 and 1998 (in thousands, except number of properties and percentages).


                                                             YEARS ENDED
                                                            DECEMBER ENDED
                                                     ----------------------------        DOLLAR         PERCENT
                                                         1999              1998          CHANGE         CHANGE
                                                     -----------       ----------        ------         ------
           GAAP BASIS:
             Revenue from rental operations.....      $  210,312      $  192,977        $ 17,335            9%
             Property expenses..................          65,270          60,330           4,940            8
                                                      ----------      ----------        --------          ---
               Net..............................      $  145,042      $  132,647        $ 12,395            9%
                                                      ==========      ==========        ========          ===

           CASH BASIS(1):
             Revenue from rental operations.....      $  207,357      $  189,181        $ 18,176           10%
             Property expenses..................          65,270          60,330           4,940            8
                                                      ----------      ----------        --------          ---
               Net..............................      $  142,087      $  128,851        $ 13,236           10%
                                                      ==========      ==========        ========          ===

           Number of properties.................              72              72
           Average occupancy....................            89.4%           85.4%
           Net rentable square feet.............          10,304          10,304


----------

(1)  Excludes straight-line rent adjustments.

     Revenue from rental operations for the 72 properties we owned for all of 1998 and 1999 computed on a GAAP basis increased by approximately $17.3 million in 1999 compared to 1998. This increase was primarily due to increases in rental rates and a four percentage point increase in average occupancy in 1999 for this pool of properties representing approximately 10.3 million net rentable square feet. This increase in occupancy not only contributed to higher rental revenue but also resulted in higher tenant expense reimbursements, parking income and miscellaneous tenant charges. Miscellaneous tenant charges include revenue from after-hour utility billings, signage, satellite income and lease termination settlements. Lease termination settlements totaled approximately $9.7 million in 1999 compared to $4.1 million in 1998 for these properties.

     Excluding only the straight-line rent adjustments for these properties, revenue from rental operations, computed on a cash basis, increased by approximately $18.2 million for the reasons described above.

     Property operating expenses for these properties increased by approximately $4.9 million in 1999 compared to 1998, primarily due to higher repairs, maintenance and administrative and overhead expenses. These increases were primarily related to the four percentage point increase in average occupancy in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Cash provided by operating activities increased by $21.8 million to $192.2 million for the year ended December 31, 2000, as compared to $170.4 million for the year ended December 31, 1999, primarily due to improved operating results for the 132 properties we owned for all of 1999 and 2000, as well as the net operating results of the eleven properties we developed, renovated or acquired subsequent to January 1, 1999.

     Cash used in investing activities decreased by approximately $67.0 million to $216.0 million in 2000 compared to $283.6 million in 1999. This decrease was primarily due to $89.8 million used in 1999 to acquire four properties which was partially offset by an increase of approximately $14.4 million used in 2000 for capital expenditures related to our increased development and renovation activity and additional costs associated with tenant improvement build-outs resulting from occupancy gains achieved in 2000.

     Cash provided by financing activities decreased by $93.5 million to $22.2 million, as compared to $115.7 million in 1999. This decrease was primarily due to the timing of an equity issuance. In September 1999, we issued $50 million in 8-5/8% Series B Cumulative Redeemable Preferred Operating Units. Cash provided by financing activities for the year ended December 31, 2000 consisted primarily of net proceeds from our offerings of unsecured senior notes, partially offset by repayments of mortgage loans, paydowns of our unsecured lines of credit and distributions to our stockholders and minority interests.

Capital Commitments

     As of December 31, 2000, we had approximately $14.1 million outstanding in capital commitments related to tenant improvements, development and property-related capital expenditures. We expect to fund short term capital commitments through cash flow generated by operating activities and proceeds from asset sales or proceeds from our lines of credit.

Available Borrowings, Cash Balances and Capital Resources

     On May 3, 2000, we extended our unsecured line of credit with a group of banks led by Wells Fargo. The extended line of credit provides for borrowings up to $275 million with an option to increase the amount to $325 million and bears interest at a rate ranging between LIBOR plus 1.15% and LIBOR plus 1.80% (including an annual facility fee ranging from .20% to .40% based on the aggregate amount of the facility) depending on our unsecured debt rating. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the Lenders under this line of credit may bid on the interest rate to be charged for up to $137.5 million of the unsecured line of credit. Under certain circumstances, we also have the option to convert the interest rate on this line of credit to the prime rate plus 0.5%. This line of credit matures in April 2003. As of December 31, 2000, there was approximately $172.4 million outstanding on this line of credit and approximately $102.6 million was available for additional borrowings.

     In July 2000, we closed on a $75 million unsecured line of credit with Lehman Brothers. Borrowings on this new line of credit bear interest at a rate ranging between LIBOR plus 1.05% and LIBOR plus 1.70%, depending on our unsecured debt rating. We also have the option to convert the interest rate to the prime rate plus 0.5%. This line of credit matures in July 2002 with an option to extend the maturity date for one year. Proceeds from this line of credit have been used to reduce the outstanding balance under our $275 million line of credit. As of December 31, 2000, there was $75 million outstanding on this line of credit.

     In August 2000, we extended our unsecured line of credit with a total commitment of $10 million from City National Bank to August 2001. This line of credit accrues interest at the City National Bank Prime Rate less 0.875%. As of December 31, 2000, there was an outstanding balance of $6.0 million on this line of credit, and $4.0 million was available for additional borrowing. Proceeds from this line of credit have been used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other purposes.

     As of December 31, 2000 we had $106.6 million available under our unsecured lines of credit.

     On March 17, 2000, we issued $250 million of senior unsecured notes in two tranches. One tranche was for $200 million at an interest rate of 8.875% due in March 2005 and the other tranche was for $50 million at an interest rate of 9.150% due in March 2010. These notes are our senior unsecured obligations and pay interest semi-annually on March 1, and September 1, of each year. Net proceeds from this offering were used to repay two prepayable term loans to an affiliate of Lehman Brothers and a mortgage loan and to reduce the outstanding balance under our unsecured lines of credit. These senior unsecured notes were issued in a private placement in reliance upon an exemption from registration provided by Rule 144A under the Securities Act. We subsequently filed a registration statement that became effective on May 10, 2000 and all privately placed notes were exchanged for notes registered under the Securities Act.

     On November 20, 2000, we completed a private placement of $100 million 8.50% senior notes due in November 2010, with interest payable semi-annually on November 15 and May 15 of each year. We used the net proceeds from this private placement to reduce the outstanding balance on one of our unsecured lines of credit and to repay a construction loan related to our development of the 6060 Center Drive project. These senior unsecured notes were issued in a private placement in reliance upon an exemption from registration provided by

     Rule 144A under the Securities Act. We subsequently filed a registration statement that became effective on March 29, 2001 and are currently exchanging these privately placed notes for registered notes. We expect to complete this exchange offer by April 26, 2001.

     The following is a summary of scheduled principal payments for our total outstanding indebtedness as of December 31, 2000 (in thousands):


YEAR                                           AMOUNT
----                                           ------
2001..................................      $     8,492
2002..................................           77,618(1)
2003..................................          177,804(2)
2004..................................          182,218
2005..................................          207,834
Thereafter............................          523,803
                                            -----------
  Total...............................      $ 1,177,769
                                            ===========


----------

(1) Consists primarily of $75.0 million outstanding on our Lehman Brothers line of credit which has a one year extension.

(2) Consists primarily of $172.4 million outstanding on our Wells Fargo line of credit.

     The following is other information related to our indebtedness as of December 31, 2000 (in thousands, except percentage and interest rate data):

     Unsecured and Secured Debt:




                                                        PERCENT OF     WEIGHTED AVERAGE
                                          BALANCE       TOTAL DEBT     INTEREST RATE(1)
                                      -------------     ----------     ----------------
Unsecured debt...................     $     601,714         51%              8.88%
Secured debt.....................           576,055         49%              7.36%
                                      -------------       -----              -----
     Total/Weighted average......     $   1,177,769        100%              8.14%
                                      =============       =====              =====


     Floating and Fixed Rate Debt:




                                                        PERCENT OF     WEIGHTED AVERAGE
                                          BALANCE       TOTAL DEBT     INTEREST RATE(1)
                                      -------------     ----------     ----------------
Floating rate...................      $     253,350          22%              8.58%
Fixed rate......................            924,419          78%              8.02%
                                      -------------        -----              -----
     Total/Weighted average.....      $   1,177,769         100%              8.14%
                                      =============        =====              =====

----------

(1)  Includes amortization of prepaid financing costs.

     As of December 31, 2000, we had approximately $24.8 million in cash and cash equivalents, including $19.4 million in restricted cash, including $13.9 million in interest-bearing cash deposits required by some of our mortgage loans payable. In addition, we had $5.5 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

     We may sell mature or slow growth assets over the next twelve to twenty-four months. Due to market conditions beyond our control, it is difficult to predict the actual period and amount of these asset sales. At the time any such sales proceeds are realized, we expect to redeploy such amounts into investments that we believe will generate higher yields, which may include development of office buildings, acquisitions or repurchase of our common stock. In addition, we expect to use a portion of any proceeds to pay down portions of our debt in order to maintain our conservative leverage and coverage ratios.

     We expect to continue meeting our short-term liquidity and capital requirements generally through net cash provided by operating activities and proceeds from our lines of credit or proceeds from asset sales. We believe that the net cash provided by operating activities will continue to be sufficient to pay any distributions necessary to enable us to continue qualifying as a REIT. We also believe the foregoing sources of liquidity will be sufficient to fund our short-terms liquidity needs over the next twelve months, including recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

     We expect to meet our long-term liquidity and capital requirements such as scheduled principal repayments, development costs, property acquisitions, if any, and other non-recurring capital expenditures through net cash provided by operations, refinancing of existing indebtedness, proceeds from asset sales and/or the issuance of long-term debt and equity securities.

     Funds From Operations and Funds Available for Distribution

     The following table reflects the calculation of our funds from operations for the years ended December 31, 2000, 1999 and 1998 (in thousands):



                                                                       FOR THE YEARS ENDED
                                                                            DECEMBER 31,
                                                         ------------------------------------------------

                                                             2000              1999             1998
                                                         -------------    ----------------  -------------
Funds from Operations (1):
   Net Income .....................................      $  96,710          $  96,626        $  90,675
   Depreciation and amortization ..................         87,267             69,837           51,822
   Minority interest ..............................          7,613              5,296            4,872(2)
   Gain on disposition of property ................         (2,132)              --               --
   Distributions on Preferred Operating Partnership         (4,312)            (1,354)            --
                                                         ---------          ---------        ---------
Units
Funds from Operations .............................        185,146(3)         170,405          147,369
   Arden Realty's share percentage ................           96.7%              96.2%            95.3%
                                                         ---------          ---------        ---------
   Arden Realty's share of Funds from Operations ..      $ 179,036          $ 163,930        $ 140,443
                                                         =========          =========        =========


Funds Available for Distribution(4):
   Funds From Operations ..........................      $ 185,146          $ 170,405        $ 147,369
   Straight-line rent adjustment ..................         (8,078)            (7,680)          (8,193)
   Capital expenditure, tenant improvement
     and leasing commission reserve ...............        (30,494)           (27,272)         (21,487)
                                                         ---------          ---------        ---------
Funds Available for Distribution ..................      $ 146,574          $ 135,453        $ 117,689
                                                         =========          =========        =========
   Weighted average shares common operating
     partnership units outstanding - Diluted ......         65,759             65,566           61,999
                                                         =========          =========        =========

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

(3)  Includes $586,000 in non-cash compensation expense.

(4) Funds available for distribution consists of funds from operations, excluding straight-line rent adjustments and less a reserve for capital expenditures, tenant improvements and leasing commissions

CURRENT ECONOMIC CLIMATE

     Our short and long-term liquidity is significantly impacted by the operating results of our properties, all of which are located in Southern California. Our ability to lease available space and increase rates when leases expire is largely dependent on the demand for office space in the markets where our properties are located. National and local economic trends may affect demand for our properties. The timing and extent of changes in the national and local economy and their effects on our properties and results of operations are difficult to accurately predict. Some sectors of the national and California economy, particularly the sectors containing technology and Internet companies, are reported to be experiencing slower growth, reduced earnings or increased losses. Problems associated with deregulation of the electric industry in California have resulted in intermittent service interruptions and significantly higher costs in some areas of the state. As of the date of this Form 10-K, we have not noted any material trends or effects arising from these national and regional issues on our ability to lease and renew available space, to increase rental rates as leases expire and to collect amounts due from our tenants. It is possible, however, that these national and regional issues may more directly affect us and our operating results in the future, making it more difficult for us to lease and renew available space, to increase or maintain rental rates as leases expire and to collect amounts due from our tenants. See "Risk Factors - Our operating performance and property values will be affected by changes in the economic climate in Southern California," - "the financial condition and solvency of our tenants may reduce our cash flow," and "- Rising energy costs and power outages in California may have an adverse effect on our operations and revenue."

FORWARD-LOOKING STATEMENTS

     This Form 10-K, including the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act pertaining to, among other things, our future results of operations, cash available for distribution, acquisitions, lease renewals, property development, property renovation, capital requirements and general business, industry and economic conditions applicable to us. Also, documents we subsequently file with the Securities and Exchange Commission and incorporated herein by reference will contain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and the matters set forth or incorporated in this Form 10-K generally. We caution you, however, that this list of factors may not be exhaustive, particularly with respect to future filings.

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

Interest Rate Risk.

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

     Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of December 31, 2000, a 1% increase in interest rates on our $253.4 million of floating rate debt would decrease annual future earnings and cash flows by approximately $2.5 million and would not have an impact on the fair value of the floating rate debt. A 1% decrease in interest rates on our $253.4 million of floating rate debt would increase annual future earnings and cash flows by approximately $2.5 million and would not have an impact on the fair value of the floating rate debt. A 1% increase or decrease in interest rates on our secured notes receivable would not have a material impact on annual future earnings, cash flows and the fair value of the secured notes receivable. The weighted average interest rate on our floating debt as of December 31, 2000 was 8.58%

     Our fixed rate debt totaled $924.4 million as of December 31, 2000 with a weighted average interest rate of 8.02%. and an unrealized loss of approximately $25.9 million for a total fair value of approximately $898.5 million. A 1% decrease in interest rates on our $924.4 million of fixed rate debt would decrease its fair value by approximately $45.2 million and would not have an impact on annual future earnings and cash flows. A 1% increase in interest rates in our $924.4 million of fixed rate debt would increase its fair value by approximately $45.2 million and would not have an impact of annual future earnings and cash flows.

     These amounts are determined by considering the impact of hypothetical interest rates on our borrowing cost. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in that environment. Further, in the event of a change of this magnitude, we would consider taking actions to further mitigate our exposure to the change. Due to the uncertainty of the specific actions that would be taken and their possible effects, however, this sensitivity analysis assumes no changes in our capital structure.

                                  RISK FACTORS

     In addition to the other information contained or incorporated by reference in this Form 10-K readers should carefully consider the following risk factors.

REAL ESTATE INVESTMENT RISKS

     An inability to retain tenants or rent space upon lease expirations may adversely affect our ability to service our debt.

     Through 2005, 2,729 leases, including month-to-month leases comprising 73% of our leased net rentable square footage and 73% of our annualized base rents at December 31, 2000 will expire as follows:


                                                                  NUMBER           PERCENTAGE OF           PERCENTAGE OF
                                                                 OF LEASES       AGGREGATE PORTFOLIO     AGGREGATE PORTFOLIO
   YEAR                                                           EXPIRING       LEASED SQUARE FEET      ANNUALIZED BASE RENT
   ----                                                           --------       ------------------      --------------------
   2001......................................                       646                 11.8%                  11.1%
   2002......................................                       644                 15.3%                  13.4%
   2003......................................                       608                 17.6%                  16.8%
   2004......................................                       413                 15.4%                  14.9%
   2005......................................                       418                 16.4%                  17.1%


     If we are unable to promptly relet or renew leases for all or a substantial portion of this space, or if the rent upon renewal or reletting are significantly lower than expected, our cash flow and business could be adversely affected.

     Our operating performance and property values will be affected by changes in the economic climate in Southern California.

     All of our properties are located in Southern California. Our revenue and the value of our properties may be affected by a number of factors that are unique to or particularly affect the Southern California economy and real estate market, which may adversely affect our business.

     Competition affects occupancy levels rents and cost of land which could adversely affect our revenues.

     Many office properties compete with our properties in attracting tenants to lease space. Some of the competing properties may be newer, better located or owned by parties better capitalized than we are. Although ownership of these competing properties is currently diversified among many different types, from publicly traded companies and institutional investors to small enterprises and individual owners, and no one or group of owners currently dominate or significantly influence the market, consolidation of owners could create efficiencies and marketing advantages for the consolidated group that could adversely affect us. These competitive advantages, the number of competitors and the number of competitive commercial properties in a particular area could have a material adverse effect on the rents we can charge, our ability to lease space in our existing properties or at newly acquired or developed properties and the prices we have to pay for developable land.

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

     Rising energy costs and power outages in California may have an adverse effect on our operations and revenue.

     Problems associated with deregulation of the electric industry in California have resulted in intermittent service interruptions and significantly higher costs in some areas. Approximately 55% of our buildings and approximately 56% of the total net rentable square footage of our portfolio are located within municipalities that either do not produce their own power or have not entered into long term fixed price contracts. These properties may be subject to intermittent service interruptions or significant rate increases from their utility providers. The remaining portion of our portfolio is located in areas that are not expected to be subject to intermittent electric service interruptions and significant electric rate increases.

     Approximately 19% of our buildings and 15% of the total net rentable square footage of our portfolio are subject to leases that require our tenants to pay all utility costs. The remainder of our leases provide that tenants will reimburse us for utility costs in excess of a base year amount. We estimate that we will be able to recover approximately 90% of any utility cost increases from our tenants.

     Although we have not experienced any material losses resulting from electric deregulation, it is possible that some of our tenants will not fulfill their lease obligations and reimburse us for their share of any significant electric rate increases and that we will not be able to retain or replace our tenants if energy problems in California continue.

Increases in taxes and regulatory compliance costs may reduce our revenue.

     Except for our triple net leases, we may not be able to pass all real estate tax increases through to some of our tenants. Therefore, any tax increases may adversely affect our cash flow and our ability to pay or refinance our debt obligations. Our properties are also subject to various federal, California and local regulatory requirements, such as requirements of the Americans with Disabilities Act, and California and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that our properties are currently in substantial compliance with these regulatory requirements. We cannot assure you, however, that these requirements will not be changed or that new requirements will not be imposed that would require significant unanticipated expenditures by us and could have an adverse effect on our cash flow and the amounts available for distributions and to our business.

We may acquire properties through partnerships or joint ventures with third parties that could result in financial dependency and management conflicts.

     Although we currently do not have plans to do so, we may participate with other entities in property ownership through joint ventures or partnerships in the future. Depending on the characteristics and business objectives of the joint venture or partnership, we may not have voting control over the joint venture or partnership. Partnership or joint venture investments may, under certain circumstances, involve risks not otherwise present, including:

     o    our partners or co-venturers might become bankrupt;

     o our partners or co-venturers might at any time have economic or other business interests or goals which are inconsistent with our business interests or goals; and

     o our partners or co-venturers may be in a position to take action contrary to our instructions or requests contrary to our policies or objectives.

     Neither the limited partnership agreement of our operating partnership nor our governing documents prevent us from participating in joint ventures with our affiliates. Because a joint venture with an affiliate may not be negotiated in a traditional arm's length transaction, terms of the joint venture may not be as favorable to us as we could obtain if we entered into a joint venture with an outside third party.

We may not be able to integrate or finance our acquisitions.

     As we acquire additional properties, we will be subject to risks associated with managing new properties, including building systems not operating as expected, delay in or failure to lease vacant space and tenants failing to renew leases as they expire. In addition, our ability to manage our growth effectively will require us to successfully integrate our new acquisitions into our existing accounting systems and property management structure. We cannot assure you that we will be able to succeed with that integration or effectively manage additional properties or that newly acquired properties will perform as expected. Changing market conditions, including competition from other purchasers of suburban office properties, may diminish our opportunities for attractive additional acquisitions. Moreover, acquisition costs of a property may exceed original estimates, possibly making the property uneconomical.

Our acquisitions and renovations may not perform as expected.

     Although we currently have no plans to significantly expand or renovate our properties, we may do so in the future. Expansion and renovation projects may inconvenience and displace existing tenants, require us to engage in time consuming up-front planning and engineering activities and expend capital, and require us to obtain various government and other approvals, the receipt of which cannot be assured. While our policies with respect to expansion and renovation activities are intended to limit some of the risks otherwise associated with these activities, we will nevertheless incur risks, including expenditures of funds on, and devotion of our time to, projects that may not be completed.

Our development activities may be more expensive than anticipated and may not yield our anticipated results.

     We currently have three properties under development at the Howard Hughes Center in Los Angeles, California. The estimated total costs for these three properties is approximately $204.2 million. In addition, we have preliminary architectural designs completed for additional build-to-suit buildings at the Howard Hughes Center and have completed preliminary designs on a build-to-suit office building at our Long Beach Airport Business Park, but do not intend to commence construction on any of these projects until development plans and budgets are finalized and build-to-suit tenant leases are signed with terms allowing us to achieve yields commensurate with the project's development risk. We also intend to review, from time to time, other opportunities for developing and constructing office buildings and other commercial properties in accordance with our development and underwriting policies.

     We expect to finance our development activities over the next 24 months through net cash provided by operating activities, proceeds from asset sales or proceeds from our lines of credit.

     Risks associated with our development activities may include:

     o abandonment of development opportunities due to a lack of financing or other reasons;

     o construction costs of a property exceeding original estimates, possibly making the property uneconomical;

     o occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;

     o construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs; and

     o development activities would also be subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations.

We are not subject to any limit on the amount or percentage of our assets that may be invested in any single property or any single geographic area.

     Our governing documents do not restrict the amount or percentage of our assets that we may invest in a single property or geographic area. All of our properties are currently in Southern California and we have no immediate plans to invest outside of Southern California. This lack of diversification in our investments makes us more highly susceptible to changes affecting the Southern California economy and real estate markets or damages from regional events such as earthquakes.

We may not be able to expand into new markets successfully.

     While our business is currently limited to the Southern California market, it is possible that we will in the future expand our business to new geographic markets. We will not initially possess the same level of familiarity with new markets outside of Southern California, which could adversely affect our ability to manage, lease, develop or acquire properties in new localities.

FINANCING RISKS

Our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition.

     We have a significant amount of debt. As of December 31, 2000, we had total debt of approximately $1.2 billion, consisting of approximately $576 million in secured debt and approximately $602 million of unsecured debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Our substantial indebtedness could:

     o require us to dedicate a substantial portion of our cash flow to pay our debt, thereby reducing the availability of our cash flow to fund distributions, working capital, capital expenditures, acquisition and development activity and other business purposes;

     o    make it more difficult for us to satisfy our debt obligations;

     o limit our ability to refinance our debt and obtain additional debt financing; and

     o increase our vulnerability to general adverse economic and real estate industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and the real estate industry.

We may be able to incur substantially more debt which would increase the risks associated with our substantial leverage.

     Despite current indebtedness levels, we may still be able to incur substantially more debt in the future. Neither the limited partnership agreement of our operating partnership nor our charter or bylaws limit the amount or the percentage of indebtedness that we may incur. We may borrow up to a maximum of $360 million under our three lines of credit. In addition, we have the option to increase our $275 million unsecured line of credit by $50 million. If we exercised the option, we would be able to borrow up to $410 million under our three lines of credit. As of December 31, 2000, we had the ability to borrow an additional approximately $106.6 million under these three lines of credit. If new debt is added to our current debt levels, the related risks that we now face could intensify and could increase the risk of default on our indebtedness.

Scheduled debt payments could adversely affect our financial condition.

     Our cash flow could be insufficient to meet required payments of principal and interest when due. In addition, we may not be able to refinance existing indebtedness, which in virtually all cases requires substantial principal payments at maturity, and, if we can refinance, the terms of the refinancing might not be as favorable as the terms of our existing indebtedness. As of December 31, 2000, approximately $8.5 million of principal will be coming due over the next twelve months. If principal payments cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt and continue to service and repay our debt obligations.

Rises in interest rates could adversely affect our financial condition.

     An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt which rise and fall upon changes in interest rates. At December 31, 2000, approximately 22% of our debt was variable rate debt. Increases in interest rates would also impact the refinancing of our fixed rate debt. If interest rates are higher when our fixed debt becomes due, we may be forced to borrow at the higher rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt, including the exchange notes. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable. As of December 31, 2000, we were not a party to any such agreements.

Many of our properties are subject to mortgage financing which could result in foreclosure if we are unable to pay or refinance the mortgages when due.

     We currently have outstanding five mortgage financings totaling $556.8 million that are secured by 67 of our properties. The properties in each of these financings are fully cross-collateralized and cross-defaulted. To the extent two or more mortgages are cross-defaulted, a default in one mortgage will trigger a default in the other mortgages. The cross-defaults can give the lender a number of remedies depending on the circumstances such as the right to increase the interest rate, demand additional collateral, accelerate the maturity date of the mortgages or foreclose on and sell the properties. To the extent two or more mortgages are cross-collateralized, a default in one mortgage will allow the mortgage lender to foreclose upon and sell the properties that are not the primary collateral for the loan in default. Five additional properties are subject to single property mortgages totaling approximately $19.3 million at December 31, 2000. If we are unable to meet our obligations under these mortgages, we could be forced to pay higher interest rates or provide additional collateral or the properties subject to the mortgages could be foreclosed upon and sold, which could have a material adverse effect on us and our ability to pay or refinance our debt obligations.

TAX RISKS

Our desire to qualify as a REIT restricts our ability to accumulate cash that might be used in future periods to make debt payments or to fund future growth.

     In order to qualify as a REIT and avoid federal income tax liability, we must distribute to our stockholders at least 95% of our net taxable income, (90% beginning January 1, 2001) excluding net capital gain, and to avoid income taxation, our distributions must not be less than 100% of our net taxable income, including capital gains. To avoid excise tax liability, our distributions to our shareholders for the year must exceed the sum of 85% of its ordinary income, 95% of its capital gain net income, and any undistributed taxable income from prior years. As a result of these distribution requirements, we do not expect to accumulate significant amounts of cash. Accordingly, these distributions could significantly reduce the cash available to us in subsequent periods to make payments on our debt obligations and to fund future growth.

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

     Certain provisions of our charter and bylaws as well as our stockholder rights plan, which is described below, may delay, defer or prevent a third party from making offers to acquire us or control over us. For example, such provisions may:

     o deter tender offers for our common stock, which offers may be attractive to the stockholders; and

     o deter purchases of large blocks of common stock, thereby limiting the opportunity for stockholders to receive a premium for their common stock over then-prevailing market prices.

     Our charter contains a provision designed to prevent a concentration of ownership among our stockholders that would cause us to fail to qualify as a REIT. Under the Internal Revenue Code, not more than 50% in value of our outstanding shares of common stock may be owned, actually or constructively, by five or fewer individuals, including specific kinds of entities, at any time during the last half of our taxable year. In addition, if we, or an owner of 10% or more of our common stock, actually or constructively owns 10% or more of a tenant of ours, or a tenant of any partnership in which we are a partner, the rent received by us from that tenant will not be qualifying income for purposes of the REIT gross income tests. In order to protect us against the risk of losing REIT status, the ownership limit included in our charter limits actual or constructive ownership of our outstanding shares of common stock by any single stockholder to 9.0%, by value or by number of shares, whichever is more restrictive, of the then outstanding shares of common stock. Actual or constructive ownership of shares of common stock in excess of the ownership limit will cause the violative transfer or ownership to be void with respect to the transferee or owner as to that number of shares in excess of the ownership limit and such shares will be automatically transferred to a trust for the exclusive benefit of one or more qualified charitable organizations. That transferee or owner will have no right to vote such shares or be entitled to dividends or other distributions with respect to such shares.

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

An earthquake could adversely affect our business.

     All of our properties are located in Southern California which is a high risk geographical area for earthquakes. Depending upon its magnitude, an earthquake could severely damage our properties which would adversely affect our business. We maintain earthquake insurance for our properties and the resulting business interruption. We cannot assure you that our insurance will be sufficient if there is a major earthquake.

Our properties may be subject to environmental liabilities.

     Under federal, state and local environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at the property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under these laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. These costs may be substantial, and the presence of these substances, or the failure to remediate the contamination on the property, may adversely affect the owner's ability to sell or rent the property or to borrow against the property. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at the disposal or treatment facility, whether or not the facility is owned or operated by that person. Some laws create a lien on the contaminated site in favor of the government for damages and costs incurred in connection with the contamination. Finally, third parties may have claims against the owner of the site based on damages and costs resulting from environmental contamination emanating from that site.

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

     In the past few years, independent environmental consultants have conducted or updated Phase I environmental assessments and other environmental investigations as appropriate at some of our properties. These environmental site assessments and investigations have included, among other things, a visual inspection of the properties and the surrounding area and a review of relevant state, federal and historical documents. Soil and groundwater samplings were performed where warranted.

     The environmental site assessments and investigations have identified a total of 28 properties in our portfolio, representing approximately 26.7% of the total net rentable square feet of the portfolio, affected by environmental concerns. These environmental concerns include properties that may be impacted by known or suspected (a) contamination caused by third party sources or (b) soil and/or groundwater contamination which has been or is being remediated, and
(c) those containing underground storage tanks, asbestos, or some known or suspected amount of indoor air contaminants.

     Of these properties, one is believed to be affected by contamination caused by third party sources and houses underground storage tanks, one contains friable asbestos, 14 contain non-friable asbestos, nine house underground storage tanks, and three contain known or suspected indoor air contaminants. The property affected by contamination is affected primarily by petroleum and solvent substances, and a third party has indemnified us for any and all problems associated with this contamination. With regard to those properties affected by asbestos, asbestos does not pose a health hazard if it is not disturbed in such a way to cause an airborne release of asbestos. Asbestos is friable when it can be crumbled, pulverized or reduced to powder by hand pressure, and non-friable when hand pressure cannot release encapsulated asbestos fibers. Friable asbestos is more likely to be released into the air than no-friable asbestos. We manage all asbestos in ways that minimize its potential to become airborne or otherwise threaten human health. Regarding underground storage tanks, subsurface leakage of the materials contained within the tank constitutes the primary risk posed by these devices. We comply with all applicable laws, including double-wall construction, testing protocols, placement of tanks within bermed areas, and the installation of leak and spill detection equipment, to minimize the risks posed by underground storage tanks.

     The environmental site assessments and investigations have not, however, revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations taken as a whole, nor are we aware of any material environmental liability. Nevertheless, it is possible that our environmental site assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware.

     We believe that our properties are in compliance in all material respects with all federal, state and local laws regarding hazardous or toxic substances or petroleum products, except as noted above. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our present properties, other than as noted above. It is possible that future laws will impose material environmental liabilities on us and that the current environmental condition of our properties will be affected by tenants, by the condition of land or operations in the vicinity of our properties, such as the presence of underground storage tanks, or by third parties unrelated to us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Part III is incorporated by reference from our definitive proxy statement for our 2001 Annual Meeting of Stockholders.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS

     The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:



                                                                                                                   PAGE
                                                                                                                   ----

ARDEN REALTY, INC.

     Report of Independent Auditors...............................................................................  F-1

     Consolidated Balance Sheets as of December 31, 2000 and 1999.................................................  F-2

     Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998...................  F-3

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.........  F-4

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 ..................  F-5

     Notes to Financial Statements................................................................................  F-6


     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.


     (b) REPORTS ON FORM 8-K

     The Company filed the following report on Form 8-K during the quarter ended December 31, 2000.


        DATE OF FILING                                         ITEMS REPORTED          FINANCIAL STATEMENT

        November 20, 2000.............................                9                         No


     Form 8-K was filed on November 20, 2000. Under Item 9 - Regulation FD Disclosure, we reported that our operating partnership placed $100 million of 8.5% senior unsecured notes due November 2010.



Exhibit Number                  Description
--------------                  -----------

       3.1* Amended and Restated Articles of Incorporation as filed as an exhibit to Arden Realty Registration Statement on Form S-11 (No. 333-8163).

       3.2* Articles Supplementary of Class A Junior Participating Preferred Stock as filed as an exhibit to the current report on Form 8-K, dated August 26, 1998.

       3.3* Articles Supplementary of the 8 5/8 Series B Cumulative Redeemable Preferred Stock dated September 7, 1999, filed as an exhibit to Arden Realty's 10-K dated March 27, 2000.

       3.4* By-laws of Registrant as filed as an exhibit to Arden Realty's on Form S-11 (No. 333-8163).

       3.5* Certificate of Amendment of the By-laws of Arden Realty dated July 14, 1998, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q dated August 14, 1998.

       3.6* Certificate of Amendment of the Bylaws of Arden Realty dated March 17, 2000, filed as an exhibit on Form 10-Q dated May 11, 2000.

       4.1* Rights Agreement, dated August 14, 1998, between Arden Realty and The Bank of New York, as filed as an exhibit to Arden Realty's current report on Form 8-K dated August 26, 1998.

       4.2* Indenture between Arden Realty Limited Partnership and The Bank of New York, as trustee, dated March 14, 2000 as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

       4.3        First amendment to Rights Agreement.

       10.1*      1996 Stock Option and Incentive Plan of Arden Realty, Inc.
                  and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty's registration statement on Form S-11 (No. 333-8163).

       10.2* Amendment Number 1 to the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty's Schedule 14A filed with the Commission on June 23, 1998.

       10.3* Form of Officers and Directors Indemnification Agreement as filed as an exhibit to Arden Realty's registration statement on Form S-11 (No. 333-8163).

Exhibit Number                  Description
--------------                  -----------

       10.4* Loan Agreement dated June 8, 1998 by and between Arden Realty Finance III, L.L.C., a Delaware 10.4* limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation filed as an exhibit to Arden Realty's quarterly report of Form 10-Q filed with the Commission on August 14, 1998.

       10.5* Mortgage Note, dated June 8, 1998 for $136,100,000 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company, and Lehman Brothers Realty Corporation, a Delaware corporation. (Exhibit B. to Exhibit 10.4 above).

       10.6* Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.4 above).

       10.7* Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to Exhibit 10.4 above).

       10.8* Deed of Trust, Assignment of Rents and Leases, Security Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance III, L.L.C. as Grantor, to Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

       10.9* Assignment of Leases and Rents dated June 8, 1998, by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

       10.10* Collateral Assignment of Management Agreement and Subordination Agreement dated as of June 8, 1998 among Arden Realty Finance III, L.L.C., a Delaware limited liability company ("Borrower"), Lehman Brothers Realty Corporation, a Delaware corporation, ("Lender"), and Arden Realty Limited Partnership, a Maryland limited partnership ("Manager"), filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

       10.11* Security Agreement is entered into as of June 8, 1998 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

       10.12* Environmental Indemnity Agreement dated June 8, 1998 by Arden Realty Finance III, L.L.C., a Delaware limited liability company, in favor of Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

Exhibit Number                  Description
--------------                  -----------

       10.13* Letter agreement between Lehman Brothers Realty Corporation, Arden Realty Finance III, L.L.C., Arden Realty and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

       10.14* Loan Agreement by and between Arden Realty Finance IV, LLC, a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

       10.15* Mortgage Note, dated June 8, 1998 for $100,600,000 by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Maker"), and Lehman Brothers Realty Corporation, a Delaware corporation (Exhibit B to Exhibit
                  10.14 above).

       10.16* Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.14 above).

       10.17* Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to Exhibit 10.14 above).

       10.18* Deed of Trust, Assignment of Rents and Leases, Security Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance IV, L.L.C. as Grantor, to Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

       10.19* Assignment of Leases and Rents dated June 8, 1998, by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Assignor"), and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns ("Assignee"), filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

       10.20* Collateral Assignment of Management Agreement and Subordination Agreement dated as of June 8, 1998 among Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Borrower"), Lehman Brothers Realty Corporation, a Delaware corporation, ("Lender"), and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

Exhibit Number                  Description
--------------                  -----------

       10.21* Security Agreement is entered into as of June 8, 1998 by and between Arden Realty Finance IV, 10.21* L.L.C., a Delaware limited liability company ("Debtor"), and Lehman Brothers Realty Corporation, a Delaware corporation ("Secured Party"), filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

       10.22* Environmental Indemnity Agreement dated June 8, 1998 by Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Indemnitor"), in favor of Lehman Brothers Realty Corporation, a Delaware corporation ("Lender"), filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

       10.23* Letter agreement between Lehman Brothers Realty Corporation, Arden Realty Finance IV, L.L.C., Arden Realty and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

       10.24*# Amended and Restated Employment Agreement dated August 4, 1998, between Arden Realty and Mr. Richard S. Ziman, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q/A filed with the Commission on December 15, 1998.

       10.25*# Amended and Restated Employment Agreement dated August 4, 1998, between Arden Realty and Mr. Victor J. Coleman, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q/A filed with the Commission on December 15, 1998.

       10.26*# Amended and Restated Employment Agreement dated August 4, 1998, between Arden Realty and Mr. Herbert Porter, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q/ A filed with the Commission on December 15, 1998.

       10.27*# Amended and Restated Employment Agreement dated January 1, 1999, between Arden Realty and Mr. Robert Peddicord, filed as a exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 8, 2000.

       10.28* Miscellaneous Rights Agreement among Arden Realty, Arden Realty Limited Partnership, NAMIZ, Inc. and Mr. Ziman, filed as an exhibit to Arden Realty's registration statement on Form S- II (No. 333-8163).

       10.29* Credit Facility documentation consisting of Second Amended and Restated Revolving Credit Agreement by and among Arden Realty Limited Partnership and a group of banks led by Wells Fargo Bank as filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on May 12, 2000.

Exhibit Number                  Description
--------------                  -----------

       10.30* Mortgage Financing documentation consisting of Loan Agreement by and between Arden Realty's 10.30* special purpose financing subsidiary and Lehman Brothers Realty Corporation (the Loan Agreement includes the Mortgage Note, Deed of Trust, and form of Tenant Estoppel Certificate and Agreement as exhibits) as filed as an exhibit to Arden Realty's registration statement of Form S-11 (No. 333-30059).

       10.31* Promissory Note, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty's current report Form 8-K filed with the Commission on April 20, 1999.

       10.32* Deed of Trust and Security Agreement, dated as of March 30, 1999, with Arden Realty Finance V, L.L.C. as the Trustor and Massachusetts Mutual Life Insurance Company as the Beneficiary filed as an exhibit to Arden Realty's current report on Form 8-K filed with the Commission on April 20, 1999.

       10.33* Assignment of Leases and Rents, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty's current report on Form 8-K filed with the Commission on April 20, 1999.

       10.34* Subordination of Management Agreement, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V. L.L.C. filed as an exhibit to Arden Realty's current report on Form 8-K filed with the Commission on April 20, 1999.

       10.35* Environmental Indemnification and Hold Harmless Agreement, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty's current report on Form 8-K filed with the Commission on April 20, 1999.

       10.35* Form of Arden Realty Limited Partnership's unsecured 8.875% senior note due 2005, dated March 17, 2000 filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

       10.36* Form of Arden Realty Limited Partnership's unsecured 9.150% senior note due 2010, dated March 17, 2000 filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

       10.37*     Senior Unsecured Credit Agreement between Arden Realty
                  Limited Partnership and Lehman Brothers Inc. dated July 27, 2000 filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on November 12, 2000.

Exhibit Number                  Description
--------------                  -----------

       10.38* Registration Rights Agreement between Arden Realty Limited Partnership and the initial purchasers 10.38* set forth therein dated as of March 17, 2000, filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

       10.39* Purchase Agreement between Arden Realty Limited Partnership and the initial purchasers set forth therein dated as of March 14, 2000, filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

       10.40* Registration Rights Agreement between Arden Realty Limited Partnership and Lehman Brothers Inc. dated as of November 20, 2000 as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

       10.41* Purchase Agreement between Arden Realty Limited Partnership and Lehman Brothers Inc. dated as of November 15, 2000 as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

       10.42* Amended and Restated Employment Agreement dated May 27, 1999, between Arden Realty and Mr. Randy J. Noblitt as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

       10.43* Amended and Restated Employment Agreement dated July 27, 2000, by and between Arden Realty and Mr. Richard S. Ziman as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

       10.44*     Amended and Restated Employment Agreement dated July 27,
                  2000, by and between Arden Realty and Mr. Victor J. Coleman as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

       10.45*# Amendment to the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty's Schedule 14A filed with the Commission on April 25, 2000.

       10.46* Form of Arden Realty Limited Partnership's unsecured 8.50% senior note due 2010, dated November 20, 2000 as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

       10.47 Admission of New Partners and Amendment to Limited Partnership Agreement entered into as of the 20th day of December, 2000, by and between Arden Realty Limited Partnership and the persons identified as the "New Partners" therein.

Exhibit Number                  Description
--------------                  -----------

       21.1* Subsidiaries of Arden Realty Limited Partnership as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

       23.1       Consent of Ernst & Young LLP

------------------

     (*)  Incorporated by reference.

     (#) Management contract or compensatory plan or arrangement required to be identified by Item 14(a)3.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2000.



                                          ARDEN REALTY, INC.

                                          By: /s/ RICHARD S. ZIMAN
                                              ---------------------------------
                                              Richard S. Ziman
                                              Chairman of the Board
                                              and Chief Executive Officer


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



                 NAME                                              TITLE                                   DATE
                 ----                                              -----                                   ----

        /s/ RICHARD S. ZIMAN                              Chairman of the Board, Chief                  March 29, 2001
----------------------------------------------------      Executive Officer and Director
        Richard S. Ziman


        /s/ VICTOR J. COLEMAN                             President, Chief Operating                    March 29, 2001
----------------------------------------------------      Officer and Director
        Victor J. Coleman


        /s/ ANDREW J. SOBEL                               Executive Vice President                      March 29, 2001
----------------------------------------------------      Strategic Planning and Operations
        Andrew J. Sobel


        /s/ DANIEL S. BOTHE                               Senior Vice President and                     March 29, 2001
----------------------------------------------------      Co-Chief Financial Officer
        Daniel S. Bothe


        /s/ RICHARD S. DAVIS                              Senior Vice President,                        March 29, 2001
----------------------------------------------------      Co-Chief Financial Officer and
        Richard S. Davis                                  Treasurer


        /s/ CARL D. COVITZ                                Director                                      March 29, 2001
----------------------------------------------------
        Carl D. Covitz


        /s/ PETER S. GOLD                                 Director                                      March 29, 2001
----------------------------------------------------
        Peter S. Gold


        /s/ STEVEN C. GOOD                                Director                                      March 29, 2001
----------------------------------------------------
        Steven C. Good


        /s/ KENNETH B. ROATH                              Director                                      March 29, 2001
----------------------------------------------------
        Kenneth B. Roath


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Arden Realty, Inc.

     We have audited the accompanying consolidated balance sheets of Arden Realty, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the management of Arden Realty, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arden Realty, Inc. at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




Los Angeles, California                            /s/ ERNST & YOUNG LLP
January 30, 2001

                               ARDEN REALTY, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                  DECEMBER 31,
                                                                                        ----------------------------------
                                                                                             2000               1999
                                                                                        ----------------   ----------------

ASSETS

Commercial properties:
   Land ..............................................................................      $   466,426       $   467,157
   Buildings and improvements ........................................................        1,985,950         1,833,052
   Tenant improvements and leasing costs .............................................          225,620           153,161
                                                                                            -----------       -----------
                                                                                              2,677,996         2,453,370
   Less: accumulated depreciation ....................................................         (227,463)         (157,608)
                                                                                            -----------       -----------
                                                                                              2,450,533         2,295,762
   Properties under development ......................................................           93,384           183,349
   Properties held for disposition, net ..............................................           59,649              --
                                                                                            -----------       -----------
   Net investment in real estate .....................................................        2,603,566         2,479,111

Cash and cash equivalents ............................................................            5,432             7,056
Restricted cash ......................................................................           19,367            18,513
Rent and other receivables, net of allowance of $1,705 and $2,390 at December 31, 2000
   and 1999, respectively ............................................................           13,198            11,785
Mortgage notes receivable, net of discount of
   $1,555 and $2,014 at December 31, 2000 and 1999, respectively .....................           13,761            13,847
Deferred rent ........................................................................           31,588            23,932
Prepaid financing costs, expenses and other assets, net of accumulated amortization of
   $5,456 and $5,742 at December 31, 2000 and 1999, respectively .....................           18,685            16,214
                                                                                            -----------       -----------
         Total assets ................................................................      $ 2,705,597       $ 2,570,458
                                                                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage loans payable ...............................................................      $   576,055       $   740,806
Unsecured lines of credit ............................................................          253,350           288,850
Unsecured senior notes, net of discount ..............................................          348,364              --
Accounts payable and accrued expenses ................................................           37,415            34,482
Security deposits ....................................................................           19,470            16,073
Dividends payable ....................................................................           29,596            28,195
                                                                                            -----------       -----------
         Total liabilities ...........................................................        1,264,250         1,108,406

Minority interests ...................................................................           86,176            86,294

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 20,000,000 shares authorized,
   none issued .......................................................................             --                --
Common stock, $.01 par value, 100,000,000 shares authorized, 63,646,871 and 63,358,977
   issued and outstanding, respectively ..............................................              637               633
Additional paid-in capital ...........................................................        1,363,407         1,377,292
Deferred compensation ................................................................           (8,873)             --
Notes receivable from officers for purchase of common stock ..........................             --              (2,167)
                                                                                            -----------       -----------
         Total stockholders' equity ..................................................        1,355,171         1,375,758
                                                                                            -----------       -----------
         Total liabilities and stockholders' equity ..................................      $ 2,705,597       $ 2,570,458
                                                                                            ===========       ===========

See accompanying notes to financial statements.

                               ARDEN REALTY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                         FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                             ----------------------------------------------
                                                2000              1999           1998
                                             -------------  --------------- ---------------
Revenue .................................      $ 384,590       $ 337,853       $ 281,067
Property operating expenses .............        110,917         101,284          86,570
                                               ---------       ---------       ---------
                                                 273,673         236,569         194,497

General and administrative ..............          9,336           7,393           6,665
Interest ................................         78,406          60,239          43,403
Depreciation and amortization ...........         87,267          69,837          51,822
Interest and other income ...............         (3,527)         (2,822)         (3,515)
                                               ---------       ---------       ---------

Income before gain and minority interests        102,191         101,922          96,122
Gain on sale of property ................          2,132            --              --
                                               ---------       ---------       ---------

Income before minority interests ........        104,323         101,922          96,122

Minority interests ......................         (7,613)         (5,296)         (5,447)
                                               ---------       ---------       ---------

Net income ..............................      $  96,710       $  96,626       $  90,675
                                               ---------       =========       =========

Net income per common share:
   Basic ................................      $    1.53       $    1.53       $    1.55
                                               =========       =========       =========
   Diluted ..............................      $    1.52       $    1.53       $    1.54
                                               =========       =========       =========

Weighted average number of common shares:
   Basic ................................         63,408          63,016          58,660
                                               =========       =========       =========
   Diluted ..............................         63,598          63,072          58,814
                                               =========       =========       =========


See accompanying notes to financial statements.

                               ARDEN REALTY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                     COMMON STOCK       ADDITIONAL                                  NOTES             TOTAL
                               ---------------------     PAID IN        RETAINED      DEFERRED     RECEIVABLE      STOCKHOLDERS'
                               SHARES        AMOUNT      CAPITAL        EARNINGS    COMPENSATION   FROM OFFICERS      EQUITY
                             ----------    ---------   ------------  ------------- -------------  --------------  -------------

Balance at January 1, 1998   35,796,704   $       358  $   672,625   $      --        $   --       $    --        $672,983

  Sale of common stock,
     net of offering costs
     of $38,076 ..........   26,296,047           263      706,319          --            --            --         706,582
  OP units converted .....      229,880             2        3,897          --            --            --           3,899
  Warrants ...............         --            --          3,600          --            --            --           3,600
  Notes and interest
    receivable from
    officers .............       85,106             1        1,999          --            --          (2,047)          (47)
  Net income .............         --            --           --          90,675          --            --          90,675
  Dividends declared
    and payable ..........         --            --        (13,627)      (90,675)         --            --        (104,302)
                            -----------   -----------   -----------   -----------   -----------   -----------  -----------

Balance at December 31,
    1998  ................   62,407,737           624    1,374,813          --            --          (2,047)    1,373,390
                            -----------   -----------   -----------   -----------   -----------   -----------  -----------
  OP units converted .....      951,240             9       19,233          --            --            --          19,242
  Preferred partnership
    units issuance costs .         --            --         (1,000)         --            --            --          (1,000)

  Interest on notes
    receivable from
    officers .............         --            --           --            --            --            (120)         (120)
  Net income .............         --            --           --          96,626          --            --          96,626
  Dividends declared
   and  payable ..........         --            --        (15,754)      (96,626)         --            --        (112,380)
                            -----------   -----------   -----------   -----------   -----------   -----------  -----------


Balance at December 31,
  1999 ...................   63,358,977           633    1,377,292          --            --          (2,167)    1,375,758
                            -----------   -----------   -----------   -----------   -----------   -----------  -----------

  Surrender of restricted
    stock by officers ....      (85,106)         --         (1,920)         --            --            --          (1,920)
  Notes and interest
     receivable
    from officers ........         --            --           --            --            2,167         --           2,167
  Stock compensation .....      373,000             4        9,455          --           (9,459)        --            --
  Amortization of stock
    compensation .........         --            --           --            --              586         --             586
  Preferred partnership
    units issuance costs .         --            --           (119)         --            --            --            (119)
  Net income .............         --            --            --         96,710          --            --          96,710
  Dividends declared
    and  payable .........         --            --        (21,301)      (96,710)          --            --       (118,011)
                            -----------   -----------   -----------   -----------   -----------   -----------  -----------

Balance at December 31,
2000 .....................   63,646,871     $     637   $1,363,407      $      --        (8,873)    $     --    $1,355,171
                            ===========   ===========   ===========   ===========   ===========   ===========  ===========



See accompanying notes to financial statements.

                               ARDEN REALTY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                       FOR THE YEARS ENDED
                                                                                          DECEMBER 31,
                                                                    ----------------------------------------------------------
                                                                          2000                1999                1998
                                                                    ------------------  ------------------  ------------------
OPERATING ACTIVITIES:
Net income......................................................      $  96,710           $  96,626           $  90,675
Adjustments to reconcile net income
   to net cash provided by operating activities:
   Minority interests...........................................          7,613               5,296               5,447
   Depreciation and amortization................................         87,267              69,837              51,822
   Amortization of loan costs and fees..........................          3,568               2,868               1,941
   Gain on sale of property.....................................         (2,132)                 --                  --
   Amortization of deferred compensation........................            586                  --                  --
   Changes in operating assets and liabilities:
     Rent and other receivables.................................         (1,080)             (2,279)              1,280
     Deferred rent..............................................         (7,656)             (6,928)             (8,193)
     Prepaid financing costs, expenses and other assets.........         (7,480)             (1,456)             (2,967)
     Accounts payable and accrued expenses......................         11,359               4,250               5,182
     Security deposits..........................................          3,397               2,140               7,086
                                                                    -----------         -----------         -----------
Net cash provided by operating activities.......................        192,152             170,354             152,273
                                                                    -----------         -----------         -----------
INVESTING ACTIVITIES:
 Acquisitions and improvements to commercial properties.........       (227,707)           (283,574)         (1,119,833)
Proceeds from sale of property..................................         11,683                  --                  --
Escrow deposit..................................................             --                  --              20,000
                                                                    -----------         -----------         -----------
Net cash used in investing activities...........................       (216,024)           (283,574)         (1,099,833)
                                                                    ------------        ------------        -----------
FINANCING ACTIVITIES:
Proceeds from mortgage loans....................................         45,052             310,038             677,520
Repayment of mortgage loans.....................................       (209,804)           (113,259)           (370,659)
Proceeds from unsecured lines of credit.........................        238,000             209,661             413,350
Repayments of unsecured lines of credit.........................       (273,500)           (217,261)           (357,300)
Proceeds from issuances of unsecured senior notes, net of discount      348,364                  --                  --
Increase in restricted cash.....................................           (854)             (6,104)             (8,369)
 Proceeds from issuance of common stock, net of offering costs..             --                  --             706,582
Distributions to and contributions from minority interests, net.         (3,968)             (4,629)            (22,017)
Distributions to preferred operating partnership units holder...         (4,312)             (1,354)                 --
Dividends paid..................................................       (116,611)           (110,394)            (92,269)
Proceeds from issuance of preferred operating partnership units.             --              50,000                  --
Preferred operating partnership units issuance cost.............           (119)             (1,000)                 --
                                                                    ------------        ------------        -----------
Net cash provided by financing activities.......................         22,248             115,698             946,838
                                                                    ------------        ------------        -----------

Net (decrease) increase in cash and cash equivalents............         (1,624)              2,478                (722)
Cash and cash equivalents at beginning of period................          7,056               4,578               5,300
                                                                    ------------        ------------        -----------

Cash and cash equivalents at end of period......................      $   5,432           $   7,056           $   4,578
                                                                      =========           =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amount capitalized   $  70,139           $  58,365           $  48,206
                                                                      =========           =========           =========


See accompanying notes to financial statements.

                               ARDEN REALTY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Description of Business

     The terms "Arden Realty", "us", "we" and "our" as used in these financial statements refer to Arden Realty, Inc. We are a self-administered and self-managed real estate investment trust, or REIT, that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California.

Organization and Formation of the Company

     We were incorporated in Maryland in May 1996 and are the sole general partner of Arden Realty Limited Partnership, or the Operating Partnership. We conduct substantially all of our business through the Operating Partnership and certain other majority owned subsidiaries, which hold our interests in our real estate assets. Commencing with our taxable year ended December 31, 1996, we have operated and qualified as a REIT for federal income tax purposes.

     Since our formation in 1996, we have acquired 118 properties containing approximately 14.5 million net rentable square feet for a total purchase price of approximately $1.9 billion. As of December 31, 2000, our portfolio consisted of 142 primarily suburban office properties containing approximately 18.7 million net rentable square feet and three properties with approximately 725,000 net rentable square feet under development. As of December 31, 2000, our properties were approximately 95.5% leased.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Arden Realty, the Operating Partnership, and our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The minority interests at December 31, 2000 and December 31, 1999 consisted of limited partnership interests in the Operating Partnership of approximately 3.3%, exclusive of ownership interests of our preferred units holders.

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

Segment Information

     We view our operations as principally one segment, namely the operation of commercial real estate located in Southern California, and the financial information disclosed herein represents all of the financial information related to this principal operating segment.

Commercial Properties

     Our properties are stated at depreciated cost. When indicators of impairment exist, write-downs to estimated fair value would be recognized if a property's estimated undiscounted future cash flows, before interest charges, are less than its book value. Properties held for disposition are carried at the lower of depreciated cost or fair value. Based on our assessment, no write-downs to estimated fair value were necessary as of December 31, 2000 and 1999, respectively.

     Repair and maintenance costs are charged to expenses as incurred and significant replacements and betterments are capitalized. Repairs and maintenance costs include all costs that do not extend the useful life of a an asset or increase its operating efficiency. Significant replacements and betterments represent costs that extend an asset's useful life or increase its operating efficiency.

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

Restricted Cash

     Restricted cash at December 31, 2000 and 1999 primarily consists of $13.9 million and $13.7 million, respectively, in cash deposits as required by certain of our mortgage loans payable and $5.5 million and $4.8 million, respectively, in impound accounts for real estate taxes and insurance, as required by certain of our mortgage loans payable.

Prepaid Financing Costs

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

Income Taxes

     We generally will not be subject to federal income taxes as long as we continue to qualify as a REIT. A REIT will generally not be subject to federal income taxation on that portion of income that qualifies as REIT taxable income and to the extent that it distributes such taxable income to its stockholders and complies with certain requirements. As a REIT, we are allowed to reduce taxable income by all or a portion of distributions to stockholders and must distribute at least 95% of our taxable income (90% beginning January 1, 2001) to qualify as a REIT. As dividends have eliminated taxable income, and compliance with certain requirements have been met, no Federal income tax provision has been reflected in the accompanying consolidated financial statements. State income tax requirements are essentially the equivalent of the Federal rules.

     During 2000, 1999 and 1998, we declared dividends of $1.86, $1.78 and $1.68 per share, respectively

Fair Value of Financial Instruments

     Our disclosures of estimated fair value of financial instruments at December 31, 2000 were determined using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

     Our cash equivalents, mortgage notes receivable, accounts payable and other financial instruments are carried at amounts that reasonably approximate their fair value amounts.

     The estimated fair value of our notes payable is as follows (in thousands):


                                       DECEMBER 31, 2000                 DECEMBER 31, 1999
                                  ---------------------------       ----------------------
                                   Carrying       Estimated          Carrying        Estimated
                                    AMOUNT        FAIR VALUE          AMOUNT         FAIR VALUE
                                    ------        ----------          ------         ----------
Notes payable...................  $1,177,769     $1,151,886         $1,029,656      $1,050,034



     The estimated fair value is based on interest rates available at each of the dates presented for issuance of debt with similar terms and remaining maturities. The estimated fair value amounts of our notes payable above are not necessarily indicative of the amounts that we could realize in a current market exchange. The unrealized gains in our notes payable are presented for disclosure purposes and are not reflected in our balance sheets or results of operations.

New Accounting Standards

     In June 1998, June 1999 and June 2000, respectively, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Statement No. 133," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of Statement No. 133." These statements outline the accounting treatment for all derivative activity. In October 2000, the SEC issued "Frequently Asked Questions on Staff Accounting Bulletin No. 101 on Revenue Recognition." This document formalizes the position of the SEC staff regarding key topics about income recognition. We adopted SAB 101 on October 1, 2000 and its adoption did not impact our financial results. We adopted on January 1, 2001 Statement No. 133 and do not expect adoption to have a significant effect on our consolidated results of operations or financial position.

Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

3. COMMERCIAL PROPERTIES

Acquisitions

     We did not acquire any properties in 2000.

Dispositions

     On October 13, 2000, we sold a 76,000 net rentable square foot retail property located in Thousand Oaks, California, for approximately $12.0 million and recorded a gain of approximately $2.1 million.

Capitalized Interest

     We capitalize interest and taxes related to buildings under construction and renovation to the extent those assets qualify for capitalization.

     Total interest incurred and the amount capitalized for the years ended December 31, 2000, 1999, and 1998 were as follows (in thousands):



                                       2000              1999             1998
                                   -----------       -----------      --------
Total interest incurred...         $   91,052        $   69,826       $   52,323
Interest capitalized......            (12,646)           (9,587)          (8,920)
                                   ----------        ----------       ----------
Interest expensed.........         $   78,406        $   60,239       $   43,403
                                   ==========        ==========       ==========

Future Minimum Lease Payments

     Future minimum lease payments to be received under noncancelable operating leases existing as of December 31, 2000, are as follows (in thousands):



2001.........................      $   321,202
2002.........................          281,099
2003.........................          229,090
2004.........................          170,853
2005.........................          117,280
Thereafter...................          219,468


     The above future minimum lease payments do not include payments received for tenant reimbursements of specified operating expenses.

     We lease the land underlying the office buildings or parking structures at six of our buildings. Ground lease expense, including amounts netted against parking revenues, was approximately $2.3 million, $1.7 million and $2.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum ground lease payments due under existing ground leases are as follows (in thousands):


2001.....................          $     1,717
2002.....................                1,754
2003.....................                1,754
2004.....................                1,785
2005.....................                1,815
Thereafter...............              116,492



4. MORTGAGE NOTES RECEIVABLE

     In September 1997, we purchased two mortgage notes receivable, secured by a single commercial office property, with an aggregate balance of approximately $17.6 million, for approximately $14.4 million. The notes bear interest at the Eleventh District Cost of Funds plus 3.25% per annum, require monthly payments of principal, interest, and additional net cash flow from the office property and mature on May 31, 2004. These notes had an effective interest rate of 8.84% at December 31, 2000.

5. MORTGAGE LOANS AND UNSECURED INDEBTEDNESS

     A summary of mortgage loans payable, unsecured lines of credit and unsecured senior notes is as follows:


                                                                                                         NUMBER OF
                                                                       STATED ANNUAL                     PROPERTIES     MATURITY
                                         DECEMBER 31,  DECEMBER 31,  INTEREST RATE AT       RATE          SECURING        MONTH/
TYPE OF DEBT                                2000          1999       DECEMBER 31, 2000  FIXED/FLOATING      LOAN          YEAR
------------                            ------------  -----------    -----------------  --------------   ----------      ------
                                             (IN THOUSANDS)

MORTGAGE LOANS PAYABLE:
Fixed Rate
Mortgage Financing I(1)...............  $   175,000   $   175,000        7.52%              Fixed                 18        6/04
Mortgage Financing III(2).............      136,100       136,100        6.74%              Fixed                 22        4/08
Mortgage Financing IV(2)..............      111,200       111,200        6.61%              Fixed                 12        4/08
Mortgage Financing V(3)...............      112,212       114,016        6.94%              Fixed                 12        4/09
Mortgage Financing VI(3)..............       22,241        22,426        7.54%              Fixed                  3        4/09
Activity Business  Center(3)..........        7,881         8,003        8.85%              Fixed                  1        5/06
145 South Fairfax(3)..................        4,021         4,050        8.93%              Fixed                  1        1/27
Marin Corporate Center(3).............        3,071         3,168        9.00%              Fixed                  1        7/15
Conejo Business Center(3).............        3,017         3,114        8.75%              Fixed            (Note 4)       7/15
Conejo Business Center(3).............        1,312         1,358        7.88%              Fixed            (Note 4)       7/15
Westwood Center.......................           --        14,859          --                 --                 --         --
299 North Euclid......................           --         5,000          --                 --                 --         --
                                        -----------   -----------
                                            576,055       598,294
Floating Rate
Construction Loan.....................           --        22,037          --                 --                 --         --
Lehman Prepayable Term Loan II and III           --       120,475          --                 --                 --         --
                                        -----------   -----------
                                            576,055       740,806
UNSECURED LINES OF CREDIT:
Floating Rate
Wells Fargo(1)........................      172,350       280,850        7.89%              LIBOR + 1.15%        --         4/03
                                                                                            (Note 5)
Lehman Brothers(1),(6)................       75,000            --        8.01%              LIBOR + 1.30%        --         7/02
City National Bank(1).................        6,000         8,000        8.63%              Prime Rate -         --         8/01
                                        -----------   -----------                           0.875
                                            253,350       288,850
UNSECURED SENIOR NOTES:
Fixed Rate
2005 Notes(7).........................      199,564            --        8.88%              Fixed                  --       3/05
2010 Notes(7).........................       49,622            --        9.15%              Fixed                  --       3/10
2010 Notes(7).........................       99,178            --        8.50%              Fixed                  --      11/10
                                        -----------   -----------
                                            348,364            --
                                        -----------   -----------

   Total Debt.........................  $ 1,177,769   $ 1,029,656
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

(5) This line of credit also has an annual 25 basis points facility fee on the entire $275 million commitment amount.

(6)  This line of credit has a one-year extension option.

(7) Requires semi-annual interest payments only, with principal balance due upon maturity.

Unsecured Lines of Credit

     On May 3, 2000, we extended our unsecured line of credit with a group of banks led by Wells Fargo. The extended line of credit provides for borrowings up to $275 million with an option to increase the amount to $325 million and bears interest at a rate ranging between LIBOR plus 1.15% and LIBOR plus 1.80% (including an annual facility fee ranging from .20% to .40% based on the aggregate amount of the facility) depending on our unsecured debt rating. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the lenders on this of line of credit may bid on the interest rate to be charged for up to $137.5 million of the unsecured line of credit. Under certain circumstances, we also have the option to convert the interest rate on this line of credit to the prime rate plus 0.5%. This line of credit matures in April 2003. As of December 31, 2000, there was approximately $172.4 million outstanding on this line of credit and approximately $102.6 million was available for additional borrowings.

     This line of credit is subject to customary conditions to borrowing; contains representations, warranties and defaults customary in REIT financings; and contains financial covenants, including requirements for a minimum tangible net worth, maximum liabilities to asset values, and minimum interest, unsecured interest and fixed charge coverage ratios, all calculated as defined in the Wells Fargo line of credit documentation, and requirements to maintain a pool of unencumbered properties that meet certain defined characteristics and are approved by the group of banks led by Wells Fargo Bank. This line of credit also contains restrictions on, among other things, indebtedness, investments, distributions, liens and mergers. Proceeds from this line of credit have been used to provide funds for tenant improvements and capital expenditures and to provide for working capital and other purposes.

     In July 2000, we closed on a $75 million unsecured line of credit with Lehman Brothers. Borrowings on this new line of credit bear interest at a rate ranging between LIBOR plus 1.05% and LIBOR plus 1.70%, depending on our unsecured debt rating. We also have the option to convert the interest rate to the prime rate plus 0.5%. This line of credit matures on July 27, 2002 with an option to extend the maturity date for one year. Proceeds from this line of credit have been used to reduce the outstanding balance under our $275 million line of credit. As of December 31, 2000, there was $75 million outstanding on this line of credit.

     In August 2000, we extended our unsecured line of credit with a total commitment of $10 million from City National Bank to August 2001. This line of credit accrues interest at the City National Bank Prime Rate less 0.875%. As of December 31, 2000, there was $6 million outstanding on this line of credit and $4 million was available for additional borrowing. Proceeds from this line of credit have been used, among other things, to provide funds for tenant improvement and capital expenditures and provide for working capital and other purposes.

Unsecured Senior Notes

     On March 17, 2000, our Operating Partnership issued $250 million of senior unsecured notes in two tranches. One tranche was for $200 million at an interest rate of 8.875% due in March 2005 and the other tranche was for $50 million at an interest rate of 9.150% due in March 2010. These notes are our senior unsecured obligations and pay interest semi-annually on March 1, and September 1, of each year. Net proceeds from this offering were used to repay two prepayable term loans to an affiliate of Lehman Brothers and a mortgage loan and to reduce the outstanding balance under our unsecured lines of credit. These senior unsecured notes were issued in a private placement in reliance upon an exemption from registration provided by Rule 144A under the Securities Act. Our operating partnership subsequently filed a registration statement that became effective on May 10, 2000 and all privately placed notes were exchanged for notes registered under the Securities Act.

     On November 20, 2000, our Operating Partnership completed a private placement of $100 million 8.50% senior notes due 2010, with interest payable semi-annually on November 15 and May 15 of each year. We used the net proceeds from this private placement to reduce the outstanding balance on one of our unsecured lines of credit and to repay a construction loan related to our development of the 6060 Center Drive Project. These senior unsecured notes were issued in a private placement in reliance upon an exemption from registration provided by Rule 144A under the Securities Act. Our Operating Partnership subsequently filed a registration statement that became effective on March 29, 2001 and is currently exchanging these privately placed notes for registered notes. We expect to complete this exchange offer by April 26, 2001.

     Following is a summary of scheduled principal payments for our total debt outstanding as of December 31, 2000 (in thousands):


     YEAR ENDED
     DECEMBER 31,                                                    AMOUNT
     ------------                                                    ------

     2001..................................................        $    8,492
     2002..................................................            77,618
     2003..................................................           177,804
     2004..................................................           182,218
     2005..................................................           207,834
     Thereafter............................................           523,803
                                                                   ----------
                                                                   $1,177,769
                                                                   ==========


6. STOCKHOLDERS' EQUITY

     During 2000, we issued a total of 373,000 restricted stock awards to several key executive officers. The restriction on these shares prohibits the sale or transfer of such shares and lapses equally over four years for 100,000 shares and over five years for 273,000 shares. We have recorded a deferred compensation charge of approximately $9.5 million, based on the market value of these shares on the date of award, in the accompanying consolidated statement of stockholders' equity and will amortize such charge on a straight-line basis over the restriction period for each award. In 2000, we recorded $586,000 in non-cash compensation expense related to these restricted stock awards.

     On September 7, 1999, our Operating Partnership completed a $50 million private placement of 8-5/8% Series B Cumulative Redeemable Preferred operating partnership units, or Preferred OP Units, to an institutional investor. The Preferred OP Units are callable by us after five years and are exchangeable after ten years by the holder into our 8-5/8% Series B Cumulative Redeemable Preferred Stock, on a one-for-one basis. The Preferred OP Units have no stated maturity or mandatory redemption and are subordinate to all debt. We used the net proceeds from this private placement to repay a portion of our lines of credit.

     An Operating Partnership Unit, or OP Unit, and a share of common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An OP Unit may be redeemed for cash or, at our election, for shares of common stock on a one-for-one basis.

     A dividend was declared on December 1, 2000 to stockholders of record on December 31, 2000 of $0.465 per common share, for the quarter ended December 31, 2000. This dividend was paid on January 27, 2001. Arden Realty declared dividends of $1.86 per common share for the year ended December 31, 2000.

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

     As of December 31, 2000, we had approximately $14.1 million outstanding in capital commitments related to tenant improvements, renovation costs and general property-related capital expenditures.

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

8. RELATED PARTY TRANSACTIONS

Promissory Notes Receivable from Officers

     In August 1998, we issued 85,106 shares of common stock, related to the issuance of 42,553 shares of common stock to each of two executive officers. In consideration for the issuance of the common stock, the executive officers executed promissory notes in the amount of $1 million each. The promissory notes were recourse and secured by the shares of common stock issued to the executive officers.

     Mr. Andrew J. Sobel resigned as Executive Vice President and Director of Property Operations effective February 18, 2000. At the time of his resignation, Mr. Sobel surrendered the common stock underlying his promissory note and executed a new promissory note in the amount of $223,887, representing the difference between the value of the common stock surrendered and the unpaid principal and interest on his original promissory note. The new promissory note bears interest at 6.56%, with all accrued interest and principal due on February 18, 2002. In addition, effective with his termination, Arden Realty and Mr. Sobel entered into a consulting and non-competition agreement for a term of two years. Under this agreement, Mr. Sobel received compensation of $6,000 per month which was applied against the unpaid interest and principal on the new promissory note. In July 2000, Mr. Sobel returned to Arden Realty as Executive Vice President, terminating the consulting and non-competition agreement described above, and is in the process of finalizing a new employment agreement with Arden Realty addressing, among other things, the promissory note.

     Ms. Diana Laing resigned as Executive Vice President and Chief Financial Officer effective July 1, 2000. At the time of her resignation, Ms. Laing surrendered stock options valued at approximately $59,000 as well as the 42,553 shares of Arden Realty's common stock underlying her promissory note. The value of the options and shares surrendered by Ms. Laing equaled the unpaid principal and interest of her promissory note.

9. REVENUE FROM RENTAL OPERATIONS AND PROPERTY OPERATING EXPENSES

     Revenue from rental operations and property operating expenses for the years ended December 31, 2000, 1999 and 1998 are summarized as follows (in thousands):



                                                          2000                1999                1998
                                                       -----------         -----------         -------
REVENUE FROM RENTAL OPERATIONS:
   Rental........................................      $ 328,460           $ 292,688           $ 250,467
   Tenant reimbursements.........................         16,371              13,863               9,505
   Parking, net of expenses......................         18,348              14,384              12,223
   Other rental operations.......................         21,411              16,918               8,872
                                                       ---------           ---------           ---------
                                                         384,590             337,853             281,067
                                                       ---------           ---------           ---------
PROPERTY OPERATING EXPENSES:
   Repairs and maintenance.......................         35,390              32,902              27,141
   Utilities.....................................         29,872              28,305              26,559
   Real estate taxes.............................         26,808              23,167              19,433
   Insurance.....................................          4,203               3,993               4,110
   Ground rent...................................          1,214                 891                 714
   Administrative................................         13,430              12,026               8,613
                                                       ---------           ---------           ---------
                                                         110,917             101,284              86,570
                                                       ---------           ---------           ---------
                                                       $ 273,673           $ 236,569           $ 194,497
                                                       =========           =========           =========


10. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2000, 1999 and 1998 (in thousands, except per share amounts):


                                                             2000                1999                1998
                                                          ----------          ----------          ----------
Net income...........................................      $  96,710           $  96,626           $  90,675
                                                           =========           =========           =========
Weighted average shares - basic......................         63,408              63,016              58,660
Weighted average dilutive stock options..............            190                  56                 154
                                                           ---------           ---------           ---------
Weighted average shares - diluted....................         63,598              63,072              58,814
                                                           =========           =========           =========
Basic net income per share...........................      $    1.53           $    1.53           $    1.55
                                                           =========           =========           =========
Diluted net income per share.........................      $    1.52           $    1.53           $    1.54
                                                           =========           =========           =========

11. STOCK OPTION PLAN

     We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for our employee and directors stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of employee and director stock options we granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     We established a stock option plan for the purpose of attracting and retaining executive officers, directors and other key employees. As of December 31, 2000, 6,500,000 of our authorized shares of common stock have been reserved for issuance under that plan.

     All holders of the above options have a ten-year period to exercise such options and all options were granted at exercise prices equal to the market prices at the date of the grant.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if Arden Realty had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rate of 6.13%, 6.67% and 5.68% dividend yield of 7.75%, 5.79% and 7.25% and a volatility factor of the expected market price of Arden Realty's common stock of .198, .245 and .268. The weighted average expected life of the options ranges between eight and 10 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Our pro forma information for the years ended December 31, 2000, 1999 and 1998 follows (in thousands, except earnings per share information):


                                                          2000              1999           1998
                                                       ----------        ----------       ---------
Pro forma net income...................................$  92,266         $  92,490        $  88,711
                                                       =========         =========        =========
Pro forma net income per share.........................$    1.45         $    1.46        $    1.51
                                                       =========         =========        =========

     A summary of Arden Realty's stock option activity, and related information for the years ended December 31, 2000, 1999 and 1998 follows:


                                                  2000                       1999                       1998
                                       -----------------------------  -------------------------   -----------------------
                                                          WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                                           AVERAGE                    AVERAGE                    AVERAGE
                                             OPTIONS      EXERCISE      OPTIONS      EXERCISE      OPTIONS      EXERCISE
                                              (000S)        PRICE        (000S)        PRICE        (000S)        PRICE
                                              ------        -----        ------        -----        ------        -----
         Outstanding, beginning of period....  3,599       $  23.98       2,899       $  24.99       1,262      $  23.98
         Granted.............................  1,367          25.05         710          19.27       1,647         26.01
         Exercised...........................   (373)         25.17          --            --           --            --
         Forfeited...........................   (510)         25.38         (10)         25.94         (10)        20.00
                                                ----     ----------   ---------     ----------   ---------      --------
         Outstanding at end of year..........  4,083       $  24.40       3,599       $  23.98       2,899      $  24.99
                                               =====       ========   =========       ========    ========      ========
         Exercisable at end of the period....  2,601       $  25.07       1,617       $  24.67         606       $ 23.07
                                            ========       ========   =========       ========   =========       =======
         Weighted-average fair value of
           options granted................  $   2.13                   $   3.35                   $   3.27
                                            ========                   ========                   ========

     Exercise prices for options outstanding as of December 31, 2000 ranged from $19.13 to $32.25. The weighted average remaining contractual life of those options is 6.3 years.

12. EMPLOYEE RETIREMENT SAVINGS PLAN

     Effective June 12, 1997, we adopted a retirement savings plan pursuant to
Section 401(k) of the Internal Revenue Code whereby participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. The plan provides for matching contributions by us, which amounted to approximately $517,000 in 2000, $385,000 in 1999 and $187,000 in 1998. Plan participants are immediately vested in their contributions and are vested equally over four years in matching contributions by us.

13. SUBSEQUENT EVENT -- UNAUDITED

Dividend Declaration

     On March 6, 2001, we declared a first quarter dividend of $0.49 per share to shareholders of record on March 30, 2001.

14. QUARTERLY RESULTS

     Following is a quarterly summary of our revenue and expenses for the years ended December 31, 2000, 1999 and 1998. Revenue and expenses have fluctuated significantly from quarter to quarter primarily due to our development, renovation and acquisition activity (unaudited).


                                             FOR THE QUARTER ENDED (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                               ---------------------------------------------------------------------------------------
                                  MARCH 31, 2000        JUNE 30, 2000       SEPTEMBER 30, 2000     DECEMBER 31, 2000
                               --------------------- ---------------------  --------------------  --------------------
Revenue......................       $   89,678            $   92,856             $   99,031            $  103,025
Property operating expenses..          (25,347)              (26,721)               (29,516)              (29,333)
General and administrative...           (1,821)               (1,838)                (2,297)               (3,380)
Interest expense.............          (17,852)              (18,770)               (20,345)              (21,439)
Depreciation and amortization          (20,147)              (21,277)               (22,528)              (23,315)
Interest and other income....              855                   770                    948                   954
Gain on sale of property.....       --                            --                     --                 2,132
Minority interests...........           (1,875)               (1,822)                (1,921)               (1,995)
                                    ----------            ----------             ----------            ----------
Net Income...................       $   23,491            $   23,198             $   23,372            $   26,649
                                    ==========            ==========             ==========            ==========
Net income per share:
      Basic..................       $     0.37            $     0.37             $     0.37            $     0.42
                                    ==========            ==========             ==========            ==========
      Diluted................       $     0.37            $     0.37             $     0.37            $     0.42
                                    ==========            ==========             ==========            ==========


                                             FOR THE QUARTER ENDED (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                               ---------------------------------------------------------------------------------------
                                  MARCH 31, 1999        JUNE 30, 1999       SEPTEMBER 30, 1999     DECEMBER 31, 1999
                               --------------------- ---------------------  --------------------  --------------------
Revenue......................       $   79,336            $   82,712             $   86,723            $   89,082
Property operating expenses..          (23,510)              (24,444)               (26,744)              (26,586)
General and administrative...           (1,496)               (1,687)                (1,832)               (2,378)
Interest expense.............          (13,183)              (14,455)               (16,047)              (16,554)
Depreciation and amortization          (16,215)              (17,173)               (17,810)              (18,639)
Interest and other income....              670                   671                    751                   730
Minority interests...........           (1,211)                 (971)                (1,120)               (1,994)
                                    ----------            ----------             ----------            ----------
Net Income...................       $   24,391            $   24,653             $   23,921            $   23,661
                                    ==========            ==========             ==========            ==========
Net income per share:
      Basic..................       $      .39            $      .39             $      .38            $      .37
                                    ==========            ==========             ==========            ==========
      Diluted................       $      .39            $      .39             $      .38            $      .37
                                    ==========            ==========             ==========            ==========


                                             FOR THE QUARTER ENDED (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                               ---------------------------------------------------------------------------------------
                                  MARCH 31, 1998        JUNE 30, 1998       SEPTEMBER 30, 1998     DECEMBER 31, 1998
                               --------------------- ---------------------  --------------------  --------------------

Revenue......................       $   54,759            $   70,503             $   76,738            $   79,067
Property operating expenses..          (16,738)              (21,543)               (24,072)              (24,217)
General and administrative...           (1,635)               (1,388)                (1,564)               (2,078)
Interest expense.............           (8,612)              (10,539)               (11,988)              (12,264)
Depreciation and amortization          (11,296)              (12,930)               (12,954)              (14,642)
Interest and other income....            1,458                   695                    680                   682
Minority interests...........           (1,752)               (1,183)                (1,253)               (1,259)
                                    ----------            -----------            ----------            ----------
Net Income...................       $   16,184            $   23,615             $   25,587            $   25,289
                                    ==========            ==========             ==========            ==========
Net income per share:
      Basic..................       $      .34            $      .38             $      .41            $      .41
                                    ==========            ==========             ==========            ==========
      Diluted................       $      .34            $      .38             $      .41            $      .40
                                    ==========            ==========             ==========            ==========


15. SCHEDULE OF COMMERCIAL PROPERTIES AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 2000
                     (IN THOUSANDS, EXCEPT SQUARE FOOT DATA)


                                                                       BASIS
                                          INITIAL COSTS               STEP UP
                                       ---------------------    -------------------       COSTS
                                                  BUILDINGS              BUILDINGS     CAPITALIZED
                             SQUARE                  AND                    AND       SUBSEQUENT TO
                             FOOTAGE    LAND     IMPROVEMENTS   LAND    IMPROVEMENTS    ACQUISITION(2)
                             -------    ----     ------------   ----    ------------    --------------
Century Park Center...      243,404    $ 7,190   $   16,742    $  --      $   --          $ 8,881
Beverly Atrium........       59,650      4,127       11,513      117         328            2,685
Woodland Hills
   Financial Center...      224,955      6,566       14,754      365         880            6,398
Anaheim City Centre...      175,391        515       11,199       94       2,074            4,387
425 West Broadway.....       71,589      1,500        4,436      305         918            2,625
1950 Sawtelle.........      103,106      1,988        7,263       --          --            2,199
Bristol Plaza.........       84,014      1,820        3,380      257         485            2,472
16000 Ventura.........      174,841      1,700       17,189      185       1,929            4,829
5000 East Spring......      163,358         --       11,658       --         424            3,621
70 South Lake.........      100,133      1,360        9,097       --          --            2,758
Westwood Terrace......      135,943      2,103       16,850       --          --            2,667
5601 Lindero Canyon...      105,830      2,576        6,067       --          --            2,634
6100 Wilshire.........      202,704      1,200       19,902       --          --            5,008
Calabasas Commerce
   Center.............      126,771      1,262        9,725       --          --            1,870
Long Beach--DF&G......      272,013         --       14,452       --          --              446
Skyview Center........      391,675      6,514       33,701       --          --            5,767
400 Corporate Pointe..      164,598      3,383       17,527       74         390            3,294
5832 Bolsa............       49,355        690        3,526       15          80              952
9665 Wilshire.........      158,684      6,697       22,230      139         473            6,456
Imperial Bank Tower...      540,413      3,722       35,184       64         626           12,218
100 West Broadway.....      191,727      4,570       15,255       --          --            1,980
Norwalk...............      122,175      4,508        5,532       --          --            4,041
303 North Glenoaks Blvd.    175,289      6,500       18,132       --          --            2,986
10351 Santa Monica....       96,251      3,080        7,906       --          --            1,636
2730 Wilshire.........       55,080      3,515        5,944       --          --            1,514
Grand Avenue Plaza....       81,448        620        2,832       --          --            4,298
Burbank Executive
   Plaza..............       60,395      1,100        4,384       --          --            7,906
California Federal           81,243      1,500        5,981       --          --           (4,317)
   Building...........
Center Promenade......      174,837      2,310        9,266       --          --            2,877
Los Angeles Corporate
   Center.............      389,293     26,781       15,139       --          --            8,350
5200 West Century.....      310,910      2,080        9,360       --          --           20,221
Sumitomo Bank
   Building...........      110,641      2,560       10,257       --          --            3,191
10350 Santa Monica....       42,292        860        3,456       --          --              833
535 Brand Boulevard...      109,187      1,600        8,427       --          --           12,896
10780 Santa Monica....       92,486      2,625        7,997       --          --            1,281
California Twin
   Center.............      155,189      4,680       14,877       --          --            2,161
Whittier Financial
   Center.............      135,415      3,575       10,798       --          --            1,896


                                     TOTAL COSTS
                                ---------------------
                                          BUILDINGS                                                      YEAR
                                             AND                     ACCUMULATED                         BUILT
                                LAND      IMPROVEMENTS    TOTAL     DEPRECIATION(2)  ENCUMBRANCES      RENOVATED
                                ----      ------------    -----     ---------------  ------------     ----------
Century Park Center...         $  7,190   $   25,623     $  32,813      $ 7,344    $      --            1972
Beverly Atrium........            4,244       14,526        18,770        3,489        5,268(3)         1989
Woodland Hills
   Financial Center...            6,931       22,032        28,963        5,663       14,564(3)       1972/95
Anaheim City Centre...              609       17,660        18,269        3,945        8,914(3)         1986
425 West Broadway.....            1,805        7,979         9,784        1,106        4,734(3)         1984
1950 Sawtelle.........            1,988        9,462        11,450        2,088        6,855(3)       1988/95
Bristol Plaza.........            2,077        6,337         8,414        1,279        4,082(3)         1982
16000 Ventura.........            1,885       23,947        25,832        4,538       11,634(3)       1980/96
5000 East Spring......               --       15,703        15,703        3,795           --          1989/95
70 South Lake.........            1,360       11,855        13,215        1,733        6,677(3)       1982/94
Westwood Terrace......            2,103       19,517        21,620        3,003           --            1988
5601 Lindero Canyon...            2,576        8,701        11,277        1,903        6,225(3)         1989
6100 Wilshire.........            1,200       24,910        26,110        4,242       11,567(3)         1986
Calabasas Commerce
   Center.............            1,262       11,595        12,857        1,962        8,103(3)         1990
Long Beach--DF&G......               --       14,898        14,898        1,928           --          1987/95
Skyview Center........            6,514       39,468        45,982        6,388       27,604(3)      1981/87/95
400 Corporate Pointe..            3,457       21,211        24,668        3,043       15,583(3)         1987
5832 Bolsa............              705        4,558         5,263          545        2,675(3)         1985
9665 Wilshire.........            6,836       29,159        35,995        3,915           --         1972/92/93
Imperial Bank Tower...            3,786       48,028        51,814        7,591           --          1982/96
100 West Broadway.....            4,570       17,235        21,805        2,341       15,120(3)       1987/96
Norwalk...............            4,508        9,573        14,081        1,071        7,186(3)         1978
303 North Glenoaks Blvd.          6,500       21,118        27,618        2,371       13,104(3)       1983/96
10351 Santa Monica....            3,080        9,542        12,622        1,294        5,541(3)         1984
2730 Wilshire.........            3,515        7,458        10,973          899        4,854(3)         1985
Grand Avenue Plaza....              620        7,130         7,750        1,428        5,918(3)         1980
Burbank Executive
   Plaza..............            1,100       12,290        13,390        1,424        4,188(3)       1978/83
California Federal                1,500        1,664         3,164          314        4,188(3)       1978/83
   Building...........
Center Promenade......            2,310       12,143        14,453        1,494           --            1982
Los Angeles Corporate
   Center.............           26,781       23,489        50,270        2,927       21,043(3)         1986
5200 West Century.....            2,080       29,581        31,661        2,649           --            1982
Sumitomo Bank
   Building...........            2,560       13,448        16,008        1,509           --         1970/90-91
10350 Santa Monica....              860        4,289         5,149          485        2,280(3)         1979
535 Brand Boulevard...            1,600       21,323        22,923        1,135           --         1973/92/2000
10780 Santa Monica....            2,625        9,278        11,903        1,394           --            1984
California Twin
   Center.............            4,680       17,038        21,718        2,114           --            1983
Whittier Financial
   Center.............            3,575       12,694        16,269        1,833           --       1967/82



                                                                     BASIS
                                            INITIAL COSTS           STEP UP
                                      ------------------------ ------------------         COSTS
                                                   BUILDINGS            BUILDINGS      CAPITALIZED
                             SQUARE                   AND                  AND         SUBSEQUENT TO
                            FOOTAGE    LAND       IMPROVEMENTS  LAND    IMPROVEMENTS   ACQUISITION(2)
                            -------    ----       ------------  ----    ------------   --------------
6800 Owensmouth.......       80,014      1,725        5,851       --          --              827
Clarendon Crest.......       43,063      1,300        3,951       --          --              289
Noble Professional           51,828      1,657        5,096       --          --            1,063
   Center.............
South Bay Centre......      202,830      4,775       14,365       --          --            2,753
8383 Wilshire.........      417,463     13,570       45,505       --          --            9,159
Parkway Center........       61,333      1,480        5,941       --          --              499
Centerpointe
   La Palma...........      597,550     16,011       64,400       --          --            5,446
299 North Euclid......       73,522      1,050        6,110       --          --            5,466
2800 28th Street......      103,506      2,938        9,063       --          --            2,253
Harbor Corporate Center      63,925        870        3,538       --          --              711
1000 Town Center......      107,656      2,800       11,260       --          --              639
Mariner Court.........      105,436      2,350        9,461       --          --            1,918
Pacific Gateway II....      223,731      6,288       19,191       --          --            5,646
1821 East Dyer........      115,061      1,808        5,474       --          --            2,898
Crown Cabot Financial.      172,900      7,056       21,360       --          --            5,328
120 South Spalding....       60,656      2,775        8,544       --          --            5,542
South Bay Technology
   Center.............      104,815      1,600        4,782       --          --            1,510
Gateway Center........       84,081      2,698        8,141       --          --              764
Renaissance Court.....       61,245      1,580        5,477       --          --            1,275
Foremost Professional
   Plaza..............       60,534      2,049        6,196       --          --              661
Northpoint............      104,235      1,800       20,272       --          --            1,185
Thousand Oaks Plaza...       13,434        444        1,343       --          --               47
Rancho Road...........       24,057        711        2,213       --          --              156
Pennsfield Plaza......       21,202        800        2,383       --          --              422
Conejo Business Center       69,017      2,489        7,359       --          --              679
Marin Corporate
   Center.............       51,360      1,956        5,915       --          --              574
145 South Fairfax.....       53,994      1,825        5,551       --          --            1,078
Bernardo Regency......       47,916      1,625        4,937       --          --              722
City Centre...........      302,519      8,250       24,951       --          --            2,455
Wilshire Pacific Plaza      100,122      3,750       11,317       --          --            3,401
Glendale Corporate
   Center.............      108,209      2,750       12,734       --          --            1,654
World Savings Center..      469,115         --      110,382       --          --           11,280
Beverly Sunset Medical
   Plaza..............      139,711      7,180       21,666       --          --            6,090
Sunset Pointe Plaza...       58,105      2,075        6,362       --          --              749
Activity Business Center    167,045      3,650       11,303       --          --              827
Westlake Gardens I....       49,639      1,831        5,550       --          --            2,586
9100 Wilshire Boulevard     326,227     16,250       48,950       --          --            6,421
Westwood Center.......      313,000      3,159       24,920       --          --           74,237
1919 Santa Monica.....       43,796      2,580        7,772       --          --              667
600 Corporate Pointe..      273,339      8,575       35,325       --          --            4,661
150 East Colorado.....       61,168      1,988        5,841       --          --            1,447
5161 Lankershim.......      178,317      5,016       25,568       --          --            3,148

                                     TOTAL COSTS
                                 ----------------------
                                           BUILDINGS
                                              AND                     ACCUMULATED                         YEAR BUILT
                                 LAND     IMPROVEMENTS     TOTAL      DEPRECIATION(1)   ENCUMBRANCES      RENOVATED
                                 ----     ------------     -----      ---------------   ------------      ---------
6800 Owensmouth.......            1,725        6,678         8,403          754           --                  1986
Clarendon Crest.......            1,300        4,240         5,540          488        3,239(3)               1990
Noble Professional                1,657        6,159         7,816          713        3,580(3)              1985/93
   Center.............
South Bay Centre......            4,775       17,118        21,893        2,057       13,465(3)               1984
8383 Wilshire.........           13,570       54,664        68,234        6,500           --                 1971/93
Parkway Center........            1,480        6,440         7,920          744        5,029(3)              1992/95
Centerpointe
   La Palma...........           16,011       69,846        85,857        7,207       33,832(3)             1986/88/90
299 North Euclid......            1,050       11,576        12,626        1,237           --                  1983
2800 28th Street......            2,938       11,316        14,254        1,280           --                  1979
Harbor Corporate Center             870        4,249         5,119          494           --                  1985
1000 Town Center......            2,800       11,899        14,699        1,220           --                  1989
Mariner Court.........            2,350       11,379        13,729        1,288        7,221(3)               1989
Pacific Gateway II....            6,288       24,837        31,125        2,618           --                 1982/90
1821 East Dyer........            1,808        8,372        10,180          748           --                 1980/88
Crown Cabot Financial.            7,056       26,688        33,744        2,923           --                  1989
120 South Spalding....            2,775       14,086        16,861        1,564        8,611(3)               1984
South Bay Technology
   Center.............            1,600        6,292         7,892          792           --                  1984
Gateway Center........            2,698        8,905        11,603          936        5,532(3)               1988
Renaissance Court.....            1,580        6,752         8,332          593           --                 1981/92
Foremost Professional
   Plaza..............            2,049        6,857         8,906          730           --                  1992
Northpoint............            1,800       21,457        23,257        2,231           --                  1991
Thousand Oaks Plaza...              444        1,390         1,834          200           --                  1988
Rancho Road...........              711        2,369         3,080          190           --                  1987
Pennsfield Plaza......              800        2,805         3,605          236           --                  1989
Conejo Business Center            2,489        8,038        10,527          588        3,072                  1991
Marin Corporate
   Center.............            1,956        6,489         8,445          495        4,329                  1986
145 South Fairfax.....            1,825        6,629         8,454          535        4,021                  1984
Bernardo Regency......            1,625        5,659         7,284          556           --                  1986
City Centre...........            8,250       27,406        35,656        2,401           --                  1982
Wilshire Pacific Plaza            3,750       14,718        18,468        1,470           --                 1976/87
Glendale Corporate
   Center.............            2,750       14,388        17,138        1,318           --                  1985
World Savings Center..               --      121,662       121,662       10,647           --                  1983
Beverly Sunset Medical
   Plaza..............            7,180       27,756        34,936        2,332           --                1963/92-95
Sunset Pointe Plaza...            2,075        7,111         9,186          721        3,452(3)               1988
Activity Business Center          3,650       12,130        15,780        1,040        7,881                  1987
Westlake Gardens I....            1,831        8,136         9,967        1,074           --                  1998
9100 Wilshire Boulevard          16,250       55,371        71,621        5,637           --                 1971/90
Westwood Center.......            3,159       99,157       102,316          602           --                1965/2000
1919 Santa Monica.....            2,580        8,439        11,019          791        3,724(3)               1991
600 Corporate Pointe..            8,575       39,986        48,561        3,113       17,692(3)               1989
150 East Colorado.....            1,988        7,288         9,276          575        5,025(3)              1979/97
5161 Lankershim.......            5,016       28,716        33,732        2,954       13,573(3)              1985/97

                                                                     BASIS
                                            INITIAL COSTS           STEP UP
                                      ------------------------ ------------------         COSTS
                                                   BUILDINGS            BUILDINGS      CAPITALIZED
                             SQUARE                   AND                  AND         SUBSEQUENT TO
                            FOOTAGE    LAND       IMPROVEMENTS  LAND    IMPROVEMENTS   ACQUISITION(2)
                            -------    ----       ------------  ----    ------------   --------------

1501 Hughes Way.......       77,060      1,349        4,058       --            --          3,114
3901 Via Oro..........       53,195        692        2,081       --            --          1,677
Huntington Beach
   Plaza I & II.......       52,186      1,109        3,317       --            --            524
Fountain Valley Plaza.      107,252      2,949        9,377       --            --          2,135
3300 Irvine Avenue....       74,224      2,215        6,697       --            --          1,296
Von Karman Corporate
   Center.............      451,477     11,513       34,783       --            --          8,018
South Coast Executive
   Plaza..............       60,605      1,563        4,731       --            --            521
One Venture...........       43,324      1,137        3,492       --            --          1,281
625 The City..........      139,806      4,792       14,470       --            --          1,942
Orange Financial Center     305,439     10,379       34,415       --            --          5,925
Lambert Office Plaza..       32,807      1,095        3,296       --            --            595
Carlsbad Corporate          125,000      3,722       15,061       --            --          2,626
   Center.............
Balboa Corporate Center      69,890      2,759        8,303       --            --           (153)
Panorama Corporate          133,149      6,512       19,593       --            --            284
   Center.............
Ruffin Corporate Center      45,059      1,766        5,315       --            --            (53)
Skypark Office Plaza..      202,164      5,733       21,608       --            --          1,907
Governor Office Plaza.      104,065      3,382       10,177       --            --          2,038
5120 Shoreham.........       37,759      1,224        4,073       --            --            420
Morehouse Tech........      181,207      6,841       21,067       --            --          2,273
Torreyanna Science Park      81,204      5,035       15,148       --            --            313
Waples Tech Center....       28,119      1,010        3,027       --            --            713
10251 Vista Sorrento..       69,386      1,839        7,202       --            --            172
Camarillo Business          154,216      3,522       10,602       --            --          3,462
   Center.............
Centrelake Plaza......      110,763      1,570        9,473       --            --          2,445
Tower Plaza I.........       72,350      2,080        6,280       --            --            987
Tower Plaza II........       19,301        265          802       --            --            225
Tower Plaza III.......       12,483        172          520       --            --            149
Chicago Avenue Business
   Park...............       47,482      1,223        3,687       --            --            359
Havengate.............       80,557      1,913        5,759       --            --          1,883
HDS Plaza.............      104,178      2,604        7,838       --            --            855
5702 Bolsa............       27,731        589        1,775       --            --             56
5672 Bolsa............       11,968        254          767       --            --            172
5632 Bolsa............       21,568        458        1,381       --            --             33
Huntington Commerce
   Center.............       67,551        992        2,997       --            --            293
Savi Tech Center......      341,446      8,280       24,911       --            --          3,517
Yorba Linda Business        167,142      2,629        7,913       --            --            504
   Park...............
Cymer Technology Center     155,612      5,446       16,387       --            --          2,239
Poway Industrial......      112,000      1,876        5,646       --            --            136
10180 Scripps Ranch...       43,560      1,165        3,507       --            --            165
10965-93 Via Frontera.       77,920      1,792        5,391       --            --            526
Westridge.............       48,955      1,807        5,591       --            --            485
                                     TOTAL COSTS
                                 ----------------------
                                           BUILDINGS
                                              AND                     ACCUMULATED                         YEAR BUILT
                                 LAND     IMPROVEMENTS     TOTAL      DEPRECIATION(1)   ENCUMBRANCES      RENOVATED
                                 ----     ------------     -----      ---------------   ------------      ---------
1501 Hughes Way.......         1,349        7,172         8,521           574              --               1983/97
3901 Via Oro..........           692        3,758         4,450           659              --               1986/97
Huntington Beach
   Plaza I & II.......         1,109        3,841         4,950           355           1,509(3)            1984/96
Fountain Valley Plaza.         2,949       11,512        14,461         1,086           4,833(3)             1982
3300 Irvine Avenue....         2,215        7,993        10,208           832           3,244(3)            1981/97
Von Karman Corporate
   Center.............        11,513       42,801        54,314         3,722          19,108(3)            1981/84
South Coast Executive
   Plaza..............         1,563        5,252         6,815           387           2,262(3)            1979/97
One Venture...........         1,137        4,773         5,910           589              --               1990/97
625 The City..........         4,792       16,412        21,204         1,487           7,055(3)            1985/97
Orange Financial Center       10,379       40,340        50,719         3,583          18,184(3)            1985/95
Lambert Office Plaza..         1,095        3,891         4,986           348              --               1986/97
Carlsbad Corporate             3,722       17,687        21,409         1,426           9,327(3)             1996
   Center.............
Balboa Corporate Center        2,759        8,150        10,909           686           6,050(3)             1990
Panorama Corporate             6,512       19,877        26,389         1,620          13,082(3)             1991
   Center.............
Ruffin Corporate Center        1,766        5,262         7,028           440           3,610(3)             1990
Skypark Office Plaza..         5,733       23,515        29,248         2,003                                1986
Governor Office Plaza.         3,382       12,215        15,597         1,233           5,026(3)             1986
5120 Shoreham.........         1,224        4,493         5,717           635           3,147(3)             1984
Morehouse Tech........         6,841       23,340        30,181         1,905              --                1984
Torreyanna Science Park        5,035       15,461        20,496         1,258           9,500(3)            1980/97
Waples Tech Center....         1,010        3,740         4,750           337              --                1990
10251 Vista Sorrento..         1,839        7,374         9,213           601           3,882(3)            1981/95
Camarillo Business             3,522       14,064        17,586         1,376           8,782(3)            1984/97
   Center.............
Centrelake Plaza......         1,570       11,918        13,488         1,223              --                1989
Tower Plaza I.........         2,080        7,267         9,347           629              --                1988
Tower Plaza II........           265        1,027         1,292           109              --                1983
Tower Plaza III.......           172          669           841            71              --                1983
Chicago Avenue Business
   Park...............         1,223        4,046         5,269           380              --                1986
Havengate.............         1,913        7,642         9,555           580              --                1985
HDS Plaza.............         2,604        8,693        11,297           812              --                1987
5702 Bolsa............           589        1,831         2,420           162             941(3)            1987/97
5672 Bolsa............           254          939         1,193            89             330(3)             1987
5632 Bolsa............           458        1,414         1,872           116             845(3)             1987
Huntington Commerce
   Center.............           992        3,290         4,282           329           1,555(3)             1987
Savi Tech Center......         8,280       28,428        36,708         2,097          14,728(3)             1989
Yorba Linda Business           2,629        8,417        11,046           727           4,170(3)             1988
   Park...............
Cymer Technology Center        5,446       18,626        24,072         1,371          10,918(3)             1986
Poway Industrial......         1,876        5,782         7,658           474           3,492(3)            1991/96
10180 Scripps Ranch...         1,165        3,672         4,837           266           1,997(3)            1978/96
10965-93 Via Frontera.         1,792        5,917         7,709           496           2,875(3)            1982/97
Westridge.............         1,807        6,076         7,883           398           2,972(3)            1984/96

                                      F-19



                                                                       BASIS
                                              INITIAL COSTS           STEP UP
                                       ---------------------    -------------------       COSTS
                                                  BUILDINGS              BUILDINGS     CAPITALIZED
                             SQUARE                  AND                    AND       SUBSEQUENT TO
                             FOOTAGE    LAND     IMPROVEMENTS   LAND    IMPROVEMENTS    ACQUISITION(2)
                             -------    ----     ------------   ----    ------------    --------------

Ontario Airport
   Commerce Center....      213,127      2,398        7,194       --          --              842
Highlands I...........       26,856        470        1,418       --          --              185
Highlands II..........       41,210        793        2,394       --          --              181
Hunter Business Center      106,782      1,148        3,439       --          --              558
Tower Plaza Retail....      133,481      4,531       13,660       --          --            1,162
6060 Center Drive.....      242,000      1,989           --    2,310          --           56,356
Howard Hughes - Spectrum     36,959      2,500        7,500       --          --               32
11075 Santa Monica....       35,696      1,225        3,746       --          --            1,193
Continental Grand Plaza     235,926      7,125       40,451       --          --            4,059
Calabasas Tech Center.      273,526     11,513       34,591       --          --            3,168
Oceangate Tower.......      210,907      3,080       20,386       --          --            1,976
Lyons Plaza...........       61,203      2,078        6,267       --          --              495
Genesee Executive Plaza     155,820      6,750       20,178       --          --            2,792
Solar Drive Business        125,132      4,250       12,770       --          --              805
   Park...............
91 Freeway Business          93,277      2,900        9,179       --          --            1,096
Center................
601 South Glenoaks....       72,524      2,450        7,519       --          --              320
Tourney Pointe........      219,991      6,047       21,334       --          --            6,720
Mini Suites...........           --         --           --       --          --              279
Hillside Corporate                       2,213        7,336        --         --            1,600
Center.................   59,876
Westlake Gardens II....                  1,831        5,493        --         --            1,641
                          48,874
Howard Hughes Tower....                  5,830       47,170        --         --            5,547
                          313,833
2001 Wilshire Blvd.....                  5,006       14,893        --         --              433
                          101,053
Howard Hughes Land
  Held for Sale........                  1,663           --        --         --            1,402
                                      --------     --------    ------     ------          -------
                          $18,658,174 $477,504     $1,767,694   $3,925    $8,607          $483,951
                          =========== ========     ==========   ======    ======          ========

                                     TOTAL COSTS
                                 ----------------------
                                           BUILDINGS
                                              AND                     ACCUMULATED                         YEAR BUILT
                                 LAND     IMPROVEMENTS     TOTAL      DEPRECIATION(1)   ENCUMBRANCES      RENOVATED
                                 ----     ------------     -----      ---------------   ------------      ---------
Ontario Airport
   Commerce Center....         2,398        8,036        10,434           609                 --             1987/97
Highlands I...........           470        1,603         2,073           164                 --               1988
Highlands II..........           793        2,575         3,368           211                 --               1990
Hunter Business Center         1,148        3,997         5,145           404                 --               1990
Tower Plaza Retail....         4,531       14,822        19,353         1,292                 --             1970/97
6060 Center Drive.....         4,299       56,356        60,655         1,171                 --               2000
Howard Hughes - Spectrum       2,500        7,532        10,032           520                 --               1993
11075 Santa Monica....         1,225        4,939         6,164           369                 --               1983
Continental Grand Plaza        7,125       44,510        51,635         3,802             28,199(3)            1986
Calabasas Tech Center.        11,513       37,759        49,272         2,849                 --               1990
Oceangate Tower.......         3,080       22,362        25,442         2,030                 --            1971/93/94
Lyons Plaza...........         2,078        6,762         8,840           551                 --               1990
Genesee Executive Plaza        6,750       22,970        29,720         1,854             17,246(3)            1984
Solar Drive Business           4,250       13,575        17,825         1,030                 --               1982
   Park...............
91 Freeway Business            2,900       10,275        13,175           689                 --             1986/97
Center................
601 South Glenoaks....         2,450        7,839        10,289           541              6,001(3)            1990
Tourney Pointe........         6,047       28,054        34,101         1,009                 --            1985/98/2000
Mini Suites...........            --          279           279            26                 --               N/A
Hillside Corporate             2,213        8,936        11,149           461                 --               1998
Center.................
Westlake Gardens II....        1,831        7,134         8,965           382                 --               1999

Howard Hughes Tower....        5,830       52,717        58,547         2,692                 --               1987

2001 Wilshire Blvd.....        5,006       15,326        20,332           598                 --               1980

Howard Hughes Land
  Held for Sale........        1,663        1,402         3,065            --                 --
                            --------    ---------     ---------       -------           --------
                            $481,429    $2,260,252    $2,741,681      $231,499          $576,055
                            ========    ==========    ==========      ========          ========

----------

(1) The depreciable life for buildings and improvements ranges from ten to forty years. Tenant improvements are depreciated over the remaining term of the lease.

(2)  Includes total capitalized interest of $33.0 million.

(3) All of these properties are collateral for Arden Realty's $556.8 million mortgage financings. The encumbrance allocated to an individual property is based on the related individual release price.

                               ARDEN REALTY, INC.

       16. SCHEDULE OF COMMERCIAL PROPERTIES AND ACCUMULATED DEPRECIATION

     The changes in our investment in commercial properties and related accumulated depreciation for each of the periods in the three years ended December 31, are as follows (in thousands):



                                                                               ARDEN REALTY, INC.
                                                         -----------------------------------------------------------

                                                                        FOR THE YEARS ENDED DECEMBER 31
                                                         -----------------------------------------------------------
                                                                2000                  1999                  1998
                                                         -------------------    ------------------    --------------
    COMMERCIAL PROPERTIES:
      Balance at beginning of period.................     $  2,453,370           $  2,198,580          $  1,247,701
      Improvements...................................          218,812                122,127                93,205
      Deletions......................................               --                   (591)                  (44)
      Disposition of property........................          (10,078)                    --                    --
      Reclassifications of properties held for sale..          (63,685)                    --                    --
      Write offs of fully depreciated assets.........           (9,687)                    --                    --
      Acquisition of properties......................               --                 89,800             1,007,347
      Transfers from (to) properties under development         152,949                 43,454              (149,629)
                                                          ------------           ------------          ------------
      Balance at end of period.......................     $  2,741,681           $  2,453,370          $  2,198,580
                                                          ============           ============          ============

    ACCUMULATED DEPRECIATION:
      Balance at beginning of period.................     $   (157,608)          $    (88,863)         $    (37,591)
      Depreciation for period........................          (87,126)               (68,203)              (51,758)
      Disposition of property........................              531                     --                    --
      Reclassifications of properties held for sale..            4,036                     --                    --
      Write offs of fully depreciated assets.........            9,687                     --                    --
      Deletions......................................               --                    591                    44
      Transfers to (from) properties under development          (1,019)                (1,133)                  442
                                                          -------------          ------------          ------------
      Balance at end of period.......................     $   (231,499)          $   (157,608)         $    (88,863)
                                                          ============           =============         =============


Exhibit Number                  Description
--------------                  -----------

       3.1* Amended and Restated Articles of Incorporation as filed as an exhibit to Arden Realty Registration Statement on Form S-11 (No. 333-8163).

       3.2* Articles Supplementary of Class A Junior Participating Preferred Stock as filed as an exhibit to the current report on Form 8-K, dated August 26, 1998.

       3.3* Articles Supplementary of the 8 5/8 Series B Cumulative Redeemable Preferred Stock dated September 7, 1999, filed as an exhibit to Arden Realty's 10-K dated March 27, 2000.

       3.4* By-laws of Registrant as filed as an exhibit to Arden Realty's on Form S-11 (No. 333-8163).

       3.5* Certificate of Amendment of the By-laws of Arden Realty dated July 14, 1998, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q dated August 14, 1998.

       3.6* Certificate of Amendment of the Bylaws of Arden Realty dated March 17, 2000, filed as an exhibit on Form 10-Q dated May 11, 2000.

       4.1* Rights Agreement, dated August 14, 1998, between Arden Realty and The Bank of New York, as filed as an exhibit to Arden Realty's current report on Form 8-K dated August 26, 1998.

       4.2* Indenture between Arden Realty Limited Partnership and The Bank of New York, as trustee, dated March 14, 2000 as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

       4.3        First amendment to Rights Agreement.

       10.1*      1996 Stock Option and Incentive Plan of Arden Realty, Inc.
                  and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty's registration statement on Form S-11 (No. 333-8163).

       10.2* Amendment Number 1 to the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty's Schedule 14A filed with the Commission on June 23, 1998.

       10.3* Form of Officers and Directors Indemnification Agreement as filed as an exhibit to Arden Realty's registration statement on Form S-11 (No. 333-8163).

Exhibit Number                  Description
--------------                  -----------

       10.4* Loan Agreement dated June 8, 1998 by and between Arden Realty Finance III, L.L.C., a Delaware 10.4* limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation filed as an exhibit to Arden Realty's quarterly report of Form 10-Q filed with the Commission on August 14, 1998.

       10.5* Mortgage Note, dated June 8, 1998 for $136,100,000 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company, and Lehman Brothers Realty Corporation, a Delaware corporation. (Exhibit B. to Exhibit 10.4 above).

       10.6* Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.4 above).

       10.7* Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to Exhibit 10.4 above).

       10.8* Deed of Trust, Assignment of Rents and Leases, Security Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance III, L.L.C. as Grantor, to Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

       10.9* Assignment of Leases and Rents dated June 8, 1998, by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

       10.10* Collateral Assignment of Management Agreement and Subordination Agreement dated as of June 8, 1998 among Arden Realty Finance III, L.L.C., a Delaware limited liability company ("Borrower"), Lehman Brothers Realty Corporation, a Delaware corporation, ("Lender"), and Arden Realty Limited Partnership, a Maryland limited partnership ("Manager"), filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

       10.11* Security Agreement is entered into as of June 8, 1998 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

       10.12* Environmental Indemnity Agreement dated June 8, 1998 by Arden Realty Finance III, L.L.C., a Delaware limited liability company, in favor of Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

Exhibit Number                  Description
--------------                  -----------

       10.13* Letter agreement between Lehman Brothers Realty Corporation, Arden Realty Finance III, L.L.C., Arden Realty and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

       10.14* Loan Agreement by and between Arden Realty Finance IV, LLC, a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

       10.15* Mortgage Note, dated June 8, 1998 for $100,600,000 by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Maker"), and Lehman Brothers Realty Corporation, a Delaware corporation (Exhibit B to Exhibit
                  10.14 above).

       10.16* Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.14 above).

       10.17* Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to Exhibit 10.14 above).

       10.18* Deed of Trust, Assignment of Rents and Leases, Security Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance IV, L.L.C. as Grantor, to Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

       10.19* Assignment of Leases and Rents dated June 8, 1998, by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Assignor"), and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns ("Assignee"), filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

       10.20* Collateral Assignment of Management Agreement and Subordination Agreement dated as of June 8, 1998 among Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Borrower"), Lehman Brothers Realty Corporation, a Delaware corporation, ("Lender"), and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

Exhibit Number                  Description
--------------                  -----------

       10.21* Security Agreement is entered into as of June 8, 1998 by and between Arden Realty Finance IV, 10.21* L.L.C., a Delaware limited liability company ("Debtor"), and Lehman Brothers Realty Corporation, a Delaware corporation ("Secured Party"), filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

       10.22* Environmental Indemnity Agreement dated June 8, 1998 by Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Indemnitor"), in favor of Lehman Brothers Realty Corporation, a Delaware corporation ("Lender"), filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

       10.23* Letter agreement between Lehman Brothers Realty Corporation, Arden Realty Finance IV, L.L.C., Arden Realty and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

       10.24*# Amended and Restated Employment Agreement dated August 4, 1998, between Arden Realty and Mr. Richard S. Ziman, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q/A filed with the Commission on December 15, 1998.

       10.25*# Amended and Restated Employment Agreement dated August 4, 1998, between Arden Realty and Mr. Victor J. Coleman, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q/A filed with the Commission on December 15, 1998.

       10.26*# Amended and Restated Employment Agreement dated August 4, 1998, between Arden Realty and Mr. Herbert Porter, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q/ A filed with the Commission on December 15, 1998.

       10.27*# Amended and Restated Employment Agreement dated January 1, 1999, between Arden Realty and Mr. Robert Peddicord, filed as a exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 8, 2000.

       10.28* Miscellaneous Rights Agreement among Arden Realty, Arden Realty Limited Partnership, NAMIZ, Inc. and Mr. Ziman, filed as an exhibit to Arden Realty's registration statement on Form S- II (No. 333-8163).

       10.29* Credit Facility documentation consisting of Second Amended and Restated Revolving Credit Agreement by and among Arden Realty Limited Partnership and a group of banks led by Wells Fargo Bank as filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on May 12, 2000.

Exhibit Number                  Description
--------------                  -----------

       10.30* Mortgage Financing documentation consisting of Loan Agreement by and between Arden Realty's 10.30* special purpose financing subsidiary and Lehman Brothers Realty Corporation (the Loan Agreement includes the Mortgage Note, Deed of Trust, and form of Tenant Estoppel Certificate and Agreement as exhibits) as filed as an exhibit to Arden Realty's registration statement of Form S-11 (No. 333-30059).

       10.31* Promissory Note, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty's current report Form 8-K filed with the Commission on April 20, 1999.

       10.32* Deed of Trust and Security Agreement, dated as of March 30, 1999, with Arden Realty Finance V, L.L.C. as the Trustor and Massachusetts Mutual Life Insurance Company as the Beneficiary filed as an exhibit to Arden Realty's current report on Form 8-K filed with the Commission on April 20, 1999.

       10.33* Assignment of Leases and Rents, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty's current report on Form 8-K filed with the Commission on April 20, 1999.

       10.34* Subordination of Management Agreement, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V. L.L.C. filed as an exhibit to Arden Realty's current report on Form 8-K filed with the Commission on April 20, 1999.

       10.35* Environmental Indemnification and Hold Harmless Agreement, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty's current report on Form 8-K filed with the Commission on April 20, 1999.

       10.35* Form of Arden Realty Limited Partnership's unsecured 8.875% senior note due 2005, dated March 17, 2000 filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

       10.36* Form of Arden Realty Limited Partnership's unsecured 9.150% senior note due 2010, dated March 17, 2000 filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

       10.37*     Senior Unsecured Credit Agreement between Arden Realty
                  Limited Partnership and Lehman Brothers Inc. dated July 27, 2000 filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on November 12, 2000.

Exhibit Number                  Description
--------------                  -----------

       10.38* Registration Rights Agreement between Arden Realty Limited Partnership and the initial purchasers 10.38* set forth therein dated as of March 17, 2000, filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

       10.39* Purchase Agreement between Arden Realty Limited Partnership and the initial purchasers set forth therein dated as of March 14, 2000, filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

       10.40* Registration Rights Agreement between Arden Realty Limited Partnership and Lehman Brothers Inc. dated as of November 20, 2000 as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

       10.41* Purchase Agreement between Arden Realty Limited Partnership and Lehman Brothers Inc. dated as of November 15, 2000 as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

       10.42* Amended and Restated Employment Agreement dated May 27, 1999, between Arden Realty and Mr. Randy J. Noblitt as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

       10.43* Amended and Restated Employment Agreement dated July 27, 2000, by and between Arden Realty and Mr. Richard S. Ziman as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

       10.44*     Amended and Restated Employment Agreement dated July 27,
                  2000, by and between Arden Realty and Mr. Victor J. Coleman as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

       10.45*# Amendment to the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty's Schedule 14A filed with the Commission on April 25, 2000.

       10.46* Form of Arden Realty Limited Partnership's unsecured 8.50% senior note due 2010, dated November 20, 2000 as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

       10.47 Admission of New Partners and Amendment to Limited Partnership Agreement entered into as of the 20th day of December, 2000, by and between Arden Realty Limited Partnership and the persons identified as the "New Partners" therein.

Exhibit Number                  Description
--------------                  -----------

       21.1* Subsidiaries of Arden Realty Limited Partnership as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

       23.1       Consent of Ernst & Young LLP

------------------

     (*)  Incorporated by reference.

     (#) Management contract or compensatory plan or arrangement required to be identified by Item 14(a)3.