Form 10-Q
period 2001-06-30
ARDEN REALTY INC
filed 2001-08-09
CIK 1013794

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

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
Yes      X         No

As of August 8, 2001 there were 63,757,033 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

ARDEN REALTY, INC.
FORM 10-Q
TABLE OF CONTENTS

PAGE NO.

PART I.         FINANCIAL INFORMATION

                        Item 1.     Financial Statements
                                         Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
                                             December 31, 2000.............................................................................................................................................    3

                                         Consolidated Statements of Income for the three and six months ended
                                            June 30, 2001 and 2000 (unaudited)...................................................................................................................    4

                                         Consolidated Statements of Cash Flows for the six months ended
                                            June 30, 2001 and 2000 (unaudited)...................................................................................................................    5

                                         Notes to Consolidated Financial Statements.........................................................................................................    6

                       Item 2.      Management's Discussion and Analysis of Financial

Part I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

Arden Realty, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

                                                                                             June 30,        December 31,
                                                                                               2001              2000
                                                                                            -----------       -----------
Assets                                                                                      (unaudited)
Investment in real estate:
   Land............................................................................         $   468,766       $   466,426
   Buildings and improvements......................................................           1,999,088         1,985,950
   Tenant improvements and leasing commissions.....................................             247,490           225,620
                                                                                            -----------       -----------
                                                                                              2,715,344         2,677,996
   Less:  accumulated depreciation and amortization................................            (265,712)         (227,463)
                                                                                            -----------       -----------
                                                                                              2,449,632         2,450,533
   Properties under development....................................................             138,071            93,384
   Properties held for disposition, net............................................              38,659            59,649
                                                                                            -----------       -----------
     Net investment in real estate.................................................           2,626,362         2,603,566

Cash and cash equivalents..........................................................               7,419             5,432
Restricted cash....................................................................              19,738            19,367
Rent and other receivables.........................................................              11,700            13,198
Mortgage notes receivable, net of discount.........................................              13,623            13,761
Deferred rent......................................................................              34,701            31,588
Prepaid financing costs, expenses and other assets, net of amortization............              20,341            18,685
                                                                                            -----------       -----------
     Total assets..................................................................         $ 2,733,884       $ 2,705,597
                                                                                            ===========       ===========

Liabilities
Mortgage loans payable.............................................................         $   574,738       $   576,055
Unsecured lines of credit..........................................................             293,350           253,350
Unsecured senior notes, net of discount............................................             348,478           348,364
Accounts payable and accrued expenses..............................................              34,508            37,415
Security deposits..................................................................              19,765            19,470
Dividends payable..................................................................              31,195            29,596
                                                                                            -----------       -----------
     Total liabilities.............................................................           1,302,034         1,264,250

Minority interests.................................................................              85,564            86,176

Stockholders' Equity
Preferred stock, $.01 par value 20,000,000 shares authorized, none issued..........                  --                --
Common stock, $.01 par value, 100,000,000 shares authorized,
   63,662,533 and 63,646,871 issued and outstanding, respectively..................                 638               637
Additional paid-in capital.........................................................           1,353,511         1,363,407
Deferred compensation..............................................................              (7,863)           (8,873)
                                                                                            -----------       -----------
     Total stockholders' equity....................................................           1,346,286         1,355,171
                                                                                            -----------       -----------
     Total liabilities and stockholders' equity....................................         $ 2,733,884       $ 2,705,597
                                                                                            ===========       ===========

                                     See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

                                                              Three Months Ended                      Six Months Ended
                                                                    June 30,                               June 30,
                                                          ---------------------------           ----------------------------
                                                             2001             2000                 2001              2000
                                                          ----------       ----------           ----------        ----------

Revenue..............................................      $ 102,980        $  92,856            $ 206,101         $ 182,534
Property operating expenses..........................         29,274           26,721               59,116            52,068
                                                          ----------       ----------           ----------        ----------
                                                              73,706           66,135              146,985           130,466

General and administrative expenses..................          2,716            1,838                5,582             3,659
Interest expense.....................................         21,081           18,770               42,239            36,622
Depreciation and amortization........................         24,176           21,277               48,322            41,424
Interest and other income............................           (764)            (770)              (1,625)           (1,625)
                                                          ----------       ----------           ----------        ----------
Income before gain and minority interests............         26,497           25,020               52,467            50,386
Gain on sale of properties...........................          3,551               --                3,551                --
                                                          ----------       ----------           ----------        ----------
Income before minority interests.....................         30,048           25,020               56,018            50,386
Minority interests...................................         (2,031)          (1,822)              (3,928)           (3,697)
                                                          ----------       ----------           ----------        ----------
Net income...........................................      $  28,017        $  23,198            $  52,090         $  46,689
                                                          ==========       ==========           ==========        ==========

Net income per common share:
     Basic...........................................      $    0.44        $    0.37            $    0.82         $    0.74
                                                          ==========       ==========           ==========        ==========
     Diluted.........................................      $    0.44        $    0.37            $    0.81         $    0.74
                                                          ==========       ==========           ==========        ==========

Weighted average common shares outstanding:
     Basic...........................................         63,659           63,316               63,657            63,328
                                                          ==========       ==========           ==========        ==========
     Diluted.........................................         63,964           63,507               63,919            63,473
                                                          ==========       ==========           ==========        ==========

                                     See accompanying notes to consolidated financial statements.

Arden Realty, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                           -----------------------------

                                                                                               2001             2000
                                                                                           ------------     ------------
Operating Activities:
  Net income.......................................................................        $  52,090          $  46,689
  Adjustments to reconcile net income to net cash
    provided by operating activities:

    Minority interests.............................................................            3,928              3,697
    Gain on sale of properties.....................................................           (3,551)               --
    Depreciation and amortization..................................................           48,322             41,424
    Amortization of loan costs.....................................................            1,753              1,772
    Non-cash compensation expense..................................................              850                --
    Changes in operating assets and liabilities:
       Rent and other receivables..................................................            1,636              1,048
       Deferred rent...............................................................           (3,113)            (3,342)
       Prepaid financing costs, expenses and other assets..........................           (3,295)            (7,938)
       Accounts payable and accrued expenses.......................................           (2,906)             3,567
       Security deposits...........................................................              295              3,831
                                                                                          ----------         ----------
  Net cash provided by operating activities........................................           96,009             90,748
                                                                                          ----------         ----------
Investing Activities:
  Improvements to investment in real estate........................................          (86,162)          (123,128)
  Proceeds from disposition of properties..........................................           18,755                 --
                                                                                          ----------         ----------
  Net cash used in investing activities............................................          (67,407)          (123,128)
                                                                                          ----------         ----------
Financing Activities:
  Proceeds from mortgage loans.....................................................               --             11,885
  Repayments of mortgage loans.....................................................           (1,317)          (126,825)
  Proceeds from unsecured lines of credit..........................................           99,500             68,000
  Repayments of unsecured lines of credit..........................................          (59,500)          (111,500)
  Proceeds from issuance of common stock...........................................               89                 --
  Proceeds from unsecured senior notes, net of discount............................               --            249,079
  Distributions to preferred operating partnership unit holders....................           (2,156)            (2,156)
  Increase in restricted cash......................................................             (371)            (1,027)
  Distributions to minority interests..............................................           (2,071)            (1,958)
  Dividends paid...................................................................          (60,789)           (57,637)
                                                                                          ----------         ----------
  Net cash (used in) provided by financing activities..............................          (26,615)            27,861
                                                                                          ----------         ----------
  Net increase (decrease) in cash and cash equivalents.............................            1,987             (4,519)
  Cash and cash equivalents at beginning of period.................................            5,432              7,056
                                                                                          ----------         ----------
  Cash and cash equivalents at end of period.......................................        $   7,419          $   2,537
                                                                                          ==========         ==========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest, net of amount capitalized............        $  42,638          $  35,261
                                                                                          ==========         ==========

                               See accompanying notes to consolidated financial statements.

Arden Realty, Inc.
Notes to Consolidated Condensed Financial Statements
June 30, 2001
(unaudited)

1.   Description of Business

            The terms "Arden Realty", "us", "we" and "our" as used in this report refer to Arden Realty, Inc. Through our controlling interest in Arden Realty Limited Partnership, or the Operating Partnership, and our other subsidiaries, we own, manage, lease, develop, renovate and acquire commercial office properties located in Southern California. As of June 30, 2001, our portfolio was comprised of 140 primarily suburban office properties with approximately 18.4 million net rentable square feet and three properties with approximately 725,000 net rentable square feet under development.

            The accompanying consolidated condensed financial statements include our accounts, and the accounts of the Operating Partnership and our other subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

            The minority interests at June 30, 2001 and December 31, 2000 consisted of limited partnership interests in the Operating Partnership of approximately 3.3%, exclusive of ownership interests of our preferred unit holders.

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

             As of June 30, 2001 we had no outstanding interest rate cap or swaps or other types of derivative instruments.

4.   Property Dispositions

            The following table set forth information regarding our disposition activities for the three and six months ended June 30, 2001.

                                                                                 Property                            Sales Price
        Property                 County         Submarket       Date of Sale       Type           Square Feet      (in thousands)
        -------------            ------         ---------       ------------    ----------        -----------      --------------
        One Venture           Orange County    South County      May 1, 2001      Office             43,324            $ 8,232

        Ontario Airport
          Commerce Center    San Bernardino      Ontario         May 1, 2001     Industrial         213,127             11,000
                                                                                                    -------            -------
             Total                                                                                  256,451            $19,232
                                                                                                    =======            =======

            We recorded an approximate $3.6 million gain on the sale of these properties.

5.   Mortgage Loans Payable, Unsecured Lines of Credit and Unsecured Senior Notes

            A summary of our outstanding indebtedness as of June 30, 2001 and December 31, 2000 is as follows:

                                                                Stated Annual
                                 June 30,                     Interest Rate at                            Number of      Maturity
                                   2001       December 31,     June 30, 2001         Rate                Properties       Month/
Type of Debt                    (unaudited)       2000           (unaudited)    Fixed/Floating          Securing Loan      Year
------------                    -----------  ------------     ---------------   --------------          -------------     ------
                                      (in thousands)
Mortgage Loans Payable:
Fixed Rate
Mortgage Financing I(1)....    $   175,000    $   175,000           7.52%       Fixed                         18           6/04
Mortgage Financing III(2)..        136,100        136,100           6.74%       Fixed                         22           4/08
Mortgage Financing IV(2)...        111,200        111,200           6.61%       Fixed                         12           4/08
Mortgage Financing V(3)....        111,239        112,212           6.94%       Fixed                         12           4/09
Mortgage Financing VI(3)...         22,134         22,241           7.54%       Fixed                          3           4/09
Activity Business Center(3)          7,811          7,881           8.85%       Fixed                          1           5/06
145 South Fairfax(3).......          4,004          4,021           8.93%       Fixed                          1           1/27
Marin Corporate Center(3)..          3,011          3,071           9.00%       Fixed                          1           7/15
Conejo Business Center(3)..          2,956          3,017           8.75%       Fixed                    (Note 4)          7/15
Conejo Business Center(3)..          1,283          1,312           7.88%       Fixed                    (Note 4)          7/15
                               -----------    -----------
                                   574,738        576,055

Unsecured Lines of Credit:
Floating Rate
Wells Fargo(1).............        218,350        172,350           5.07%       LIBOR + 1.15% (Note           --           4/03
                                                                                5)
Lehman Brothers(1),(6).....         75,000         75,000           5.30%       LIBOR + 1.30%                 --           7/02
City National Bank(1)......             --          6,000             --        Prime Rate - 0.875%           --           8/02
                               -----------    -----------
                                   293,350        253,350
Unsecured Senior Notes:
Fixed Rate
2005 Notes(7)..............        199,616        199,564           8.88%       Fixed                         --           3/05
2010 Notes(7)..............         49,642         49,622           9.15%       Fixed                         --           3/10
2010 Notes(7)..............         99,220         99,178           8.50%       Fixed                         --          11/10
                               -----------    -----------
                                   348,478        348,364
                               -----------    -----------

   Total Debt..............    $ 1,216,566    $ 1,177,769
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

            On June 27, 2001, Arden Realty and the Operating Partnership filed a Form S-3 shelf registration statement with the Securities and Exchange Commission, or SEC, providing for the issuance of up to $400 million of debt securities by the Operating Partnership and $257.2 million of our $.01 par value common stock or our $.01 par value preferred stock. The terms of these securities, if issued, will be determined at the time of any such debt or equity offering. This registration statement was declared effective by the SEC on July 24, 2001.

6.  Stockholders' Equity

             On June 19, 2001, we declared a second quarter dividend of $0.49 per share to stockholders of record on June 29, 2001, which equates to $1.96 per share on an annualized basis.

7.   Revenue from Rental Operations and Property Expenses

                                                                   Three Months                          Six Months
                                                                  Ended June 30,                       Ended June 30,
                                                        -----------------------------------  ------------------------------------
                                                             2001               2000               2001               2000
                                                        ----------------   ----------------  -----------------   ----------------
                                                                                      (unaudited)
Revenue from Rental Operations:
   Rental............................................     $  87,374          $  80,003         $ 174,841           $ 157,516
   Tenant reimbursements.............................         5,352              4,218            10,902               7,810
   Parking, net of expenses .........................         5,558              4,415            10,863               8,387
   Other rental operations...........................         4,696              4,220             9,495               8,821
                                                          ---------          ---------         ---------           ---------
                                                            102,980             92,856           206,101             182,534
                                                          ---------          ---------         ---------           ---------
Property Expenses:
   Repairs and maintenance...........................         9,228              8,895            18,236              17,297
   Utilities.........................................         7,366              6,526            14,758              12,636
   Real estate taxes.................................         7,272              6,328            14,686              12,592
   Insurance.........................................         1,495              1,043             2,711               2,084
   Ground rent.......................................           233                596             1,384                 794
   Administrative....................................         3,680              3,333             7,341               6,665
                                                        -----------        -----------       -----------         -----------
                                                             29,274             26,721            59,116              52,068
                                                        -----------        -----------       -----------         -----------
                                                          $  73,706          $  66,135         $ 146,985           $ 130,466
                                                          =========          =========         =========           =========

8.   Subsequent Events

            On July 2, 2001 we issued a total of 94,500 restricted stock awards to several key executive officers and outside directors. Holders of these shares have full voting rights and will receive any dividends paid but are prohibited from selling or transferring unvested shares. These shares vest equally over five years on the anniversary date of the award. We will record a deferred compensation charge of approximately $2.5 million, based on the market value of these shares on the date of award and will amortize such charge to expense on a straight-line basis over the five year vesting period.

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

             As of June 30, 2001, we are Southern California's largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio consisted of 140 primarily suburban office properties containing approximately 18.4 million net rentable square feet and three properties with approximately 725,000 net rentable square feet under development. As of June 30, 2001, our properties were approximately 94.3% occupied.

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

            Comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000 (in thousands, except number of properties and percentages):

                                                          Three Months Ended
                                                               June 30,
                                                      ----------------------------             Dollar          Percent
                                                          2001             2000                Change          Change
                                                      ----------        ----------            --------        --------
                                                               (unaudited)
Revenue
  Revenue from rental operations:
    Rental.....................................       $  87,374         $  80,003             $   7,371             9%
    Tenant reimbursements......................           5,352             4,218                 1,134            27
    Parking, net of expense....................           5,558             4,415                 1,143            26
    Other rental operations....................           4,696             4,220                   476            11
                                                      ---------         ---------             ---------          ----
      Total....................................         102,980            92,856                10,124            11
  Interest and other income.....................            764               770                    (6)           (1)
                                                      ---------         ---------             ---------          ----
      Total revenue............................       $ 103,744         $  93,626             $  10,118            11%
                                                      =========         =========             =========          ====

Expenses
  Property expenses:
    Repairs and maintenance....................       $   9,228         $   8,895             $     333             4%
    Utilities..................................           7,366             6,526                   840            13
    Real estate taxes..........................           7,272             6,328                   944            15
    Insurance..................................           1,495             1,043                   452            43
    Ground rent................................             233               596                  (363)          (61)
    Administrative.............................           3,680             3,333                   347            10
                                                      ---------         ---------             ---------          ----
      Total property expenses..................          29,274            26,721                 2,553            10%

  General and administrative...................           2,716             1,838                   878            48%
  Interest.....................................          21,081            18,770                 2,311            12
  Depreciation and amortization................          24,176            21,277                 2,899            14
                                                      ---------         ---------             ---------          ----
      Total expenses...........................       $  77,247         $  68,606             $   8,641            13%
                                                      =========         =========             =========          ====

Number of Properties:
  Sold during period............................             (2)               --
  Owned at end of period........................            140               142

Net Rentable Square Feet:
  Sold during period............................           (256)               --
  Owned at end of period........................         18,402            18,492

            General and administrative expenses increased approximately $878,000 for the three months ended June 30, 2001 as compared to the same period in 2000. This increase was primarily related to higher personnel costs in 2001, including approximately $376,000 in non-cash compensation expense from restricted stock awards granted to several key executives in July and December of 2000 and approximately $200,000 in salaries for employees hired after April 1, 2000.

            Interest expense increased approximately $2.3 million or 12% during the three months ended June 30, 2001, as compared to the same period in 2000. This increase was primarily due to higher outstanding balances in 2001, resulting from the funding of tenant improvements and leasing commission costs and development and renovation projects placed in service subsequent to April 1, 2000 which were partially offset by lower effective interest rates in 2001.

            Depreciation and amortization expense increased by approximately $2.9 million or 14% during the three months ended June 30, 2001 compared to the same period in 2000, primarily due to depreciation related to newly developed and renovated properties, and capital expenditures, tenant improvements and leasing commissions placed in service subsequent to April 1, 2000.

Variances for Revenue from Rental Operations and Property Expenses

            The increase in revenue from rental operations and property expenses for the three months ended June 30, 2001 as compared to the same period in 2000 was partially due to a development property placed in service in the third quarter of 2000, a property sold in the fourth quarter of 2000, two properties sold in the second quarter of 2001 and three properties under renovation for all or a portion of the periods presented. Operating results for properties under renovation may significantly vary from period to period depending on the status of the renovation and occupancy levels maintained during the renovation.

            Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the seven properties that were either sold or placed in service after April 1, 2000 or were under renovation for all or a portion of the period beginning after April 1, 2000 and for the 136 non-renovation/development properties we owned for all of the three month periods ended June 30, 2001 and 2000 (unaudited and in thousands, except for number of properties).

                                                                   Properties Sold, Placed        Non-Renovation/Development
                                                                        in Service or          Properties Owned for all of the
                                                                      Under Renovation                Three Months Ended
                                                 Total Variance      after April  1, 2000         June 30, 2001 and 2000 (1)
                                                 --------------    ------------------------    -------------------------------

Revenue from Rental Operations:
   Rental...................................      $   7,371              $   3,929                       $   3,442
   Tenant reimbursements....................          1,134                     61                           1,073
   Parking, net of operations...............          1,143                    280                             863
   Other rental operations..................            476                   (116)                            592
                                                  ---------              ---------                       ---------
                                                  $  10,124              $   4,154                       $   5,970
                                                  =========              =========                       =========

Property Expenses:
   Repairs and maintenance..................      $     333              $     339                       $      (6)
   Utilities................................            840                    190                             650
   Real estate taxes........................            944                    359                             585
   Insurance................................            452                     42                             410
   Ground rent..............................           (363)                  (376)                             13
   Administrative...........................            347                    108                             239
                                                  ---------              ---------                       ---------
                                                  $   2,553              $     662                       $   1,891
                                                  =========              =========                       =========

Other Data:
   Number of properties.....................                                     7                             136
   Net rentable square feet.................                                 1,216                          17,518
----------

(1)  See analysis for these properties below.

Non-Renovation/Development Properties Owned for all of 2000 and 2001

             Following is a comparison of property operating data computed under the GAAP basis and cash basis of accounting for the 136 non-renovation/development properties we owned for the entire three month periods ended June 30, 2001 and 2000 (in thousands, except number of properties and percentages):

                                                              Three Months Ended
                                                                   June 30,
                                                        -------------------------------        Dollar         Percent
                                                            2001              2000             Change          Change
                                                        --------------    -------------     -------------    ------------
                                                                  (unaudited)
GAAP Basis:
Revenue from rental operations.....................     $  95,088          $  89,118         $  5,970             6.7%
Property expenses..................................        27,363             25,472            1,891             7.4%
                                                        ---------          ---------         --------        ---------
                                                        $  67,725          $  63,646         $  4,079             6.4%
                                                        =========          =========         ========        =========

Cash Basis (1):

Revenue from rental operations.....................     $  93,161          $  86,903         $  6,258             7.2%
Property expenses..................................        27,363             25,472            1,891             7.4%
                                                        ---------          ---------         --------        ---------
                                                        $  65,798          $  61,431         $  4,367             7.1%
                                                        =========          =========         ========        =========

Number of non-renovation/development properties....           136                136
Average occupancy..................................         94.9%              94.4%
Net rentable square feet...........................        17,518             17,518
----------

(1)  Excludes straight-line rent adjustments.

             Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $6.0 million, or 6.7%, during the three months ended June 30, 2001, compared to the same period in 2000. Approximately $3.4 million of this difference was related to higher rental revenue in 2001, of which $3.7 million was related to scheduled rents, partially offset by a $300,000 decrease in straight-line rents. Approximately 80% of the increase in scheduled rents was due to increases in rental rates in 2001 and the remaining 20% was related to higher average occupancy in 2001. Revenue from rental operations was also higher due to an approximate $1.1 million increase in tenant reimbursements, an $863,000 increase in parking income and a $592,000 increase in revenue from other rental operations. Tenant reimbursements were higher primarily due to higher operating expenses in 2001, as discussed below, which were partially offset by the timing of prior year reimbursement reconciliations. Parking income increased in 2001 primarily due to increases in parking rates as well as to the 0.5% increase in average occupancy, while revenue from other rental operations increased due to the timing of revenues from recurring non-scheduled sources. Revenue from other rental operations includes among others, after-hour utility billings, signage and lease termination settlements.

             Excluding only the straight-line rent adjustment for these properties, revenue from rental operations for the three months ended June 30, 2001, computed on a cash basis, increased by approximately $6.3 million or 7.2%.

            Property expenses for these properties increased by approximately $1.9 million, or 7.4%, during the three months ended June 30, 2001, compared to the same period in 2000, primarily due to an approximate $650,000 increase in utility expenses, a $585,000 increase in real estate taxes and a $410,000 increase in insurance expense in 2001. The increase in utility expenses was due primarily to rate increases in 2001. Real estate taxes increased in 2001 due to normal annual increases and final assessments on certain properties, while insurance expense increased due to increases in industry-wide insurance rates in 2001. As noted above, the increase in property expenses was the primary reason for the $1.1 million increase in tenant reimbursements.

             Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000 (in thousands, except number of properties and percentages):

                                                         Six Months Ended
                                                              June 30,
                                                   ----------------------------            Dollar           Percent
                                                       2001             2000               Change            Change
                                                   ----------        ----------           --------          --------
                                                            (unaudited)
Revenue
  Revenue from rental operations:
    Rental.................................      $   174,841       $   157,516          $   17,325              11%
    Tenant reimbursements..................           10,902             7,810               3,092              40
    Parking, net of expenses...............           10,863             8,387               2,476              30
    Other rental operations................            9,495             8,821                 674               8
                                                 -----------       -----------          ----------            ----
                                                     206,101           182,534              23,567              13
  Interest and other income................            1,625             1,625                  --              --
                                                 -----------       -----------          ----------            ----
    Total revenue..........................      $   207,726       $   184,159              23,567              13%
                                                 ===========       ===========          ==========            ====

Expenses
  Property operating expenses:
    Repairs and maintenance................      $    18,236       $    17,297                 939               5%
    Utilities..............................           14,758            12,636               2,122              17
    Real estate taxes......................           14,686            12,592               2,094              17
    Insurance..............................            2,711             2,084                 627              30
    Ground rent............................            1,384               794                 590              74
    Marketing and other....................            7,341             6,665                 676              10
                                                 -----------       -----------          ----------            ----
       Total property operating expenses...           59,116            52,068               7,048              14
  General and administrative...............            5,582             3,659               1,923              53
  Interest.................................           42,239            36,622               5,617              15
  Depreciation and amortization............           48,322            41,424               6,898              17
                                                 -----------       -----------          ----------            ----
    Total expenses.........................      $   155,259       $   133,773          $   21,486              16%
                                                 ===========       ===========          ==========            ====

Number of Properties:
  Sold during period.......................               (2)               --
  Owned at end of period...................              140               142

Net Rentable Square Feet:
  Sold during period.......................             (256)               --
  Owned at end of period...................           18,402            18,492

            General and administrative expenses increased approximately $1.9 million for the six months ended June 30, 2001 as compared to the same period in 2000. This increase was primarily related to higher personnel costs in 2001, including approximately $757,000 in non-cash compensation expense from restricted stock awards granted to several key executives in July and December of 2000 and approximately $325,000 in salaries for employees hired after January 1, 2000.

            Interest expense increased approximately $5.6 million or 15% during the six months ended June 30, 2001, as compared to the same period in 2000. This increase was primarily due to higher outstanding balances in 2001, resulting from the funding of tenant improvements and leasing commission costs and development and renovation projects placed in service subsequent to January 1, 2000 which was partially offset by lower effective interest rates in 2001.

             Depreciation and amortization expense increased by approximately $6.9 million or 17% during the six months ended June 30, 2001 compared to the same period in 2000, primarily due to depreciation related to newly developed and renovated properties, and capital expenditures, tenant improvements and leasing commissions placed in service subsequent to January 1, 2000.

            The increase in revenue from rental operations and property operating expenses for the six months ended June 30, 2001 as compared to the same period in 2000 was partially due to a development property placed in service in the third quarter of 2000, a property sold in the fourth quarter of 2000, two properties sold in the second quarter of 2001 and three properties under renovation for all or a portion of the periods presented. Operating results for properties under renovation may significantly vary from period to period depending on the status of the renovation and occupancy levels maintained during the renovation.

             Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the seven properties we either sold or placed in service or were under renovation after January 1, 2000 and for the 136 non-renovation properties we owned for all of the six month periods ended June 30, 2001 and 2000 (unaudited and in thousands, except for number of properties).

                                                                                             Non-Renovation/Development
                                                                       Properties Sold,           Properties Owned
                                                                     Placed in Service or          for all of the
                                                                       Under Renovation           Six Months Ended
                                                  Total Variance     after January 1, 2000    June 30, 2001 and 2000 (1)
                                                  --------------     ---------------------    --------------------------

Revenue from Rental Operations:
   Rental.......................................       $  17,325             $   9,030                 $   8,295
   Tenant reimbursements........................           3,092                   156                     2,936
   Parking, net of operations...................           2,476                   609                     1,867
   Other rental operations......................             674                   966                      (292)
                                                       ---------             ---------                 ---------
                                                       $  23,567             $  10,761                 $  12,806
                                                       =========             =========                 =========

Property Operating Expenses:
   Repairs and maintenance......................       $     939             $     651                 $     288
   Utilities....................................           2,122                   493                     1,629
   Real estate taxes............................           2,094                   745                     1,349
   Insurance....................................             627                    77                       550
   Ground rent..................................             590                   384                       206
   Administrative...............................             676                   355                       321
                                                       ---------             ---------                 ---------
                                                       $   7,048             $   2,705                 $   4,343
                                                       =========             =========                 =========

Other Data:
   Number of properties.........................                                     7                       136
   Net rentable square feet.....................                                 1,216                    17,518
----------

(1)  See analysis for these properties below.

Same Properties

            Following is a comparison of property operating data computed under the GAAP Basis and Cash Basis for the 136 non-renovation/development properties we owned for the entire six month periods ended June 30, 2001 and 2000 (in thousands, except number of properties and percentages):

                                                           Six Months Ended
                                                               June 30,
                                                    -------------------------------       Dollar            Percent
                                                        2001              2000            Change            Change
                                                    -------------     -------------     ---------         ---------
                                                              (unaudited)
GAAP Basis:
Revenue from rental operations.................     $ 189,402          $ 176,596        $ 12,806              7.3%
Property operating expenses....................        54,690             50,347           4,343              8.6%
                                                    ---------          ---------        --------          --------
                                                    $ 134,712          $ 126,249        $  8,463              6.7%
                                                    =========          =========        ========          ========

Cash Basis (1):

Revenue from rental operations.................     $ 185,855          $ 172,999        $ 12,856              7.4%
Property operating expenses....................        54,690             50,347           4,343              8.6%
                                                    ---------          ---------        --------          --------
                                                    $ 131,165          $ 122,652        $  8,513              6.9%
                                                    =========          =========        ========          ========

Number of non-renovation/development properties...        136                136
Average occupancy..............................         95.0%              94.2%
Net rentable square feet.......................        17,518             17,518

----------

(1)  Excludes straight-line rent adjustments.

            Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $12.8 million, or 7.3%, during the six months ended June 30, 2001, compared to the same period in 2000. Approximately $8.3 million of this difference was related to higher rental revenue in 2001. Approximately 80% of this increase was due to increases in rental rates in 2001 and the remaining 20% was related to the approximate .8% increase in average occupancy in 2001. Revenue from rental operations was also higher due to an approximate $2.9 million increase in tenant reimbursements and an approximate $1.9 million increase in parking income. Tenant reimbursements increased primarily due to higher operating expenses in 2001, as discussed below. Parking income increased in 2001 primarily due to increases in parking rates as well as the 0.8% increase in average occupancy.

             Straight-line rents for these properties in 2001 was approximately $50,000 less than in 2000.

             Property expenses for these properties increased by approximately $4.3 million, or 8.6%, during the six months ended June 30, 2001, compared to the same period in 2000, primarily due to a $1.6 million increase in utility expenses, a $1.3 million increase in real estate taxes and a $550,000 increase in insurance expense in 2001. The increase in utility expenses was due to both rate increases and higher utility usage related to the increase in average occupancy for these properties in 2001. Real estate taxes increased in 2001 due to normal annual increases and final assessments on certain properties and insurance expense increased due to increases in industry-wide insurance rates in 2001. As noted above, the increase in operating expenses was the primary reason for the $2.9 million increase in tenant reimbursements.

Liquidity and Capital Resources

Cash Flows

             Cash provided by operating activities increased by approximately $5.3 million to inflow of $96.0 million for the six months ended June 30, 2001, as compared to an inflow of $90.7 million for the same period in 2000, primarily due to improved operating results for the 136 properties we owned for both six month periods presented as well as the four properties we developed or renovated subsequent to January 1, 2000. This increase was partially offset by the loss of operating cash flows on a property we sold in the fourth quarter of 2000 and two properties we sold in the second quarter of 2001.

            Cash used in investing activities decreased by approximately $55.7 million, to an outflow of $67.4 million for the six months ended June 30, 2001 compared to an outflow of $123.1 million for the same period in 2000. This decrease was primarily due to the completion of several of our development and renovation projects after June 30, 2000, which was partially offset by the proceeds from the sale of two properties in 2001.

            Cash from financing activities decreased by approximately $54.5 million to an outflow of $26.6 million for the six months ended June 30, 2001, as compared to an inflow of $27.9 million for the same period in 2000. This decrease was primarily due to the timing of the issuance of $250 million in senior unsecured notes in March of 2000.

Available Borrowings, Cash Balance and Capital Resources

            We have an unsecured line of credit with a group of banks led by Wells Fargo. This line of credit provides for borrowings up to $275 million with an option to increase the amount to $325 million and bears interest at a rate ranging between LIBOR plus 1.15% and LIBOR plus 1.80% (including an annual facility fee ranging from .20% to .40% based on the aggregate amount of the facility), depending on our unsecured debt rating. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the lenders on this line of credit may bid on the interest rate to be charged for up to $137.5 million of the unsecured line of credit. Under certain circumstances, we also have the option to convert the interest rate on this line of credit to the prime rate plus 0.5%. This line of credit matures in April 2003. As of June 30, 2001, there was approximately $218.4 million outstanding on this line of credit and approximately $56.6 million was available for additional borrowings.

             We also have a $75 million unsecured line of credit with Lehman Brothers. Borrowings on this line of credit bear interest at a rate ranging between LIBOR plus 1.05% and LIBOR plus 1.70%, depending on our unsecured debt rating. We also have the option to convert the interest rate to the prime rate plus 0.5%. This line of credit matures in July 2002 with an option to extend the maturity date for one year. As of June 30, 2001, there was $75 million outstanding on this line of credit.

             We also have an unsecured line of credit with a total commitment of $10 million from City National Bank. This line of credit accrues interest at the City National Bank Prime Rate less 0.875% and is scheduled to mature on August 1, 2002. Proceeds from this line of credit are used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of June 30, 2001, there was no outstanding balance on this line of credit and $10 million was available for additional borrowings.

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

             On May 2, 2001, as part of our capital recycling program, we sold an approximate 43,000 square foot office property located in Irvine, California for approximately $8.1 million. On that date, we also sold an approximate 213,000 square foot industrial property located in Ontario, California for approximately $10.7 million. The net proceeds from these dispositions were used to reduce the outstanding balance on our Wells Fargo unsecured line of credit.

             On June 27, 2001, Arden Realty and the Operating Partnership filed a Form S-3 shelf registration statement with the Securities and Exchange Commission, or SEC, providing for the issuance of up to $400 million of debt securities by the Operating Partnership and $257.2 million of our $.01 par value common stock or our $.01 par value preferred stock. The terms of these securities, if issued, will be determined at the time of any such debt or equity offering. This registration statement was declared effective by the SEC on July 24, 2001.

  Year                                                                          Amount
---------                                                                   --------------

   2001..................................................................   $     1,289
   2002..................................................................        77,618(1)
   2003..................................................................       223,804(2)
   2004..................................................................       182,218
   2005..................................................................       207,834
   2006..................................................................        15,220
   2007..................................................................         8,812
   2008..................................................................       230,305
   2009..................................................................       111,980
   2010..................................................................       150,565
   Thereafter............................................................         6,921
                                                                            -----------
     Total...............................................................   $ 1,216,566
                                                                            ===========
----------

(1)   Consists primarily of $75.0 million outstanding on our Lehman Brothers line of credit which has a one-year extension option.

(2)   Consists primarily of $218.4 million outstanding on our Wells Fargo line of credit.

            Following is certain other information related to our indebtedness as of June 30, 2001 (in thousands, except percentage data):

         Unsecured and Secured Debt:
         --------------------------

                                                                                       Weighted
                                                                                        Average
                                                   Balance           Percent        Interest Rate (1)
                                                ---------------  ----------------  ------------------

         Unsecured Debt......................    $   641,828             53%             7.54%
         Secured Debt........................        574,738             47%             7.36%
                                                 -----------         -------           -------
         Total Debt..........................    $ 1,216,566            100%             7.45%
                                                 ===========         =======           =======

         Floating and Fixed Rate Debt:
         ----------------------------

                                                                                       Weighted
                                                                                        Average
                                                   Balance           Percent        Interest Rate (1)
                                                ---------------  ----------------  ------------------
         Floating Rate Debt..................    $   293,350             24%             5.69%
         Fixed Rate Debt.....................        923,216             76%             8.02%
                                                 -----------         -------           -------
         Total Debt..........................    $ 1,216,566            100%             7.45%
                                                 ===========         =======           =======
----------

(1)   Includes amortization of prepaid financing costs.

             Total interest incurred and the amount capitalized was as follows (unaudited and in thousands):

                                                   For the Three Months Ended June 30,     For the Six Months Ended June 30,
                                                   -----------------------------------     ---------------------------------
                                                      2001                    2000            2001                  2000
                                                    -------                 --------        --------              ------

         Total interest incurred............      $  23,449                $  22,491       $  47,195             $  43,184
         Amount capitalized.................         (2,368)                  (3,721)         (4,956)               (6,562)
                                                  ---------                ---------       ---------             ---------
         Amount expensed....................      $  21,081                $  18,770       $  42,239             $  36,622
                                                  =========                =========       =========             =========

             As of June 30, 2001, we had $27.2 million in cash and cash equivalents, including $19.7 million in restricted cash. Restricted cash consisted of $13.6 million in interest bearing cash deposits required by five of our mortgage loans payable and $6.1 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

            We may sell mature or slow growth assets over the next 12 to 24 months. Due to market conditions beyond our control, it is difficult to predict the actual period and amount of these asset sales. At the time any such sales proceeds are realized, we expect to redeploy such amounts into investments that we believe will generate higher yields, which may include development of office buildings, acquisitions or repurchase of our common stock. In addition, we expect to use a portion of any proceeds to pay down portions of our debt in order to maintain our leverage and coverage ratios.

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

Funds from Operations and Funds Available for Distribution

            The following table reflects the calculation of our funds from operations and our funds available for distribution for the three-month periods ended June 30, 2001 and 2000 (in thousands):

                                                                 For the                               For the
                                                        Three Months Ended June 30,           Six Months Ended June 30,
                                                       -----------------------------        -----------------------------
                                                         2001                 2000            2001                 2000
                                                       --------             --------        --------             --------
Funds From Operations:(1)                                                          (unaudited)

  Net income.....................................     $  28,017           $  23,198        $  52,090           $  46,689
  Depreciation and amortization of real estate           24,176              21,277           48,322              41,424
assets...........................................
  Gain on sale of properties.....................        (3,551)                 --           (3,551)                 --
  Minority interest..............................         2,031               1,822            3,928               3,697
  Income allocated to preferred units............        (1,078)             (1,078)          (2,156)             (2,156)
                                                      ---------           ---------        ---------           ---------
Funds From Operations............................     $  49,595(2)        $  45,219        $  98,633(2)        $  89,654
                                                      =========           =========        =========           =========

Funds Available for Distribution:(3)

   Funds From Operations.........................     $  49,595           $  45,219        $  98,633           $  89,654
   Straight-line rent adjustment.................        (2,149)             (1,944)          (4,510)             (3,342)
   Capital expenditure, tenant improvement
     and leasing commission reserve..............        (7,800)             (7,700)         (15,500)            (15,494)
                                                      ---------           ---------        ---------           ---------
Funds Available for Distribution.................     $  39,646           $  35,575        $  78,623           $  70,818
                                                      =========           =========        =========           =========

Weighted average shares and common
     units outstanding - Diluted.................        66,127              65,657           66,084              65,623
                                                      =========           =========        =========           =========
----------
(1)	We consider funds from operations, as defined by the National Association of Real Estate Investment Trusts, or NAREIT, to be a useful financial measure of our operating performance. We believe that funds from operations provides investors with an additional basis to evaluate our ability to service debt and to fund acquisitions and other capital expenditures. Funds from operations should not be considered an alternative to net income determined in accordance with GAAP, as an indicator of our financial performance, as a substitute for cash flow from operating activities determined in accordance with GAAP or as a measure of our liquidity. Funds from operations also is not necessarily indicative of funds available to fund our cash needs, including our ability to service our debt.

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

(2)	Includes non-cash compensation expense of $425,000 and $850,000 for the three and six months ended June 30, 2001, respectively.

(3)	Funds available for distribution consists of funds from operations, excluding straight-line rent adjustments and less a reserve for capital expenditures, tenant improvements and leasing commissions.

Portfolio and Lease Information

                                                           PORTFOLIO SUMMARY

                                                                                                    Net Operating Income
                                                                                            -------------------------------------
                                                                                             For the Three        For the Six
                                                      Approximate Net Rentable Square Feet    Months Ended        Months Ended
      Location             Number of Properties                  (in thousands)               June 30, 2001       June 30, 2001
-------------------- ------------------------------- -------------------------------------- ------------------  ------------------
                                                                                                 (in thousands and unaudited)

                           Industrial                         Industrial
                              and              % of              and               % of               % of                % of
                     Office  Retail    Total  Total   Office    Retail    Total    Total     Total    Total     Total     Total
                     ------  ------    -----  -----   ------    ------    -----    -----     -----    -----     -----     -----

Los Angeles County
  West..............    28       1      29      21%     4,536      37      4,573     25%    $ 26,006    35%     $ 51,532    35%
  North.............    33       -      33      24%     3,410       -      3,410     18%      12,552    17%       24,908    17%
  South.............    16       -      16      11%     2,689       -      2,689     15%       8,613    12%       17,866    12%
                     -----   -----   -----    -----   -------  ------   --------   -----   ---------    ---    ---------    ---

   Subtotal.........    77       1      78      56%    10,635      37     10,672     58%      47,171    64%       94,306    64%

Orange County.......    24       -      24      17%     3,709       -      3,709     20%      13,241    18%       26,180    18%
San Diego County....    21       -      21      15%     2,487       -      2,487     14%       9,268    13%       18,194    12%
Ventura/Kern
Counties............     6       -       6       4%       778       -        778      4%       2,183     3%        4,590     3%
Riverside/San
  Bernardino
    Counties........     8       3      11       8%       554     202        756      4%       1,843     2%        3,715     3%
                     -----   -----   -----    -----   -------  ------   --------   -----   ---------  -----    ---------   ----
   Total............   136       4     140(1)  100%    18,163     239     18,402(1) 100%    $ 73,706   100%     $146,985   100%
----------           =====   =====   =====    =====   =======  ======   ========   =====    ========  =====     ========   ====
(1)	Including three office properties currently under development, our total portfolio consists of 143 properties and approximately 19.1 million rentable square feet.

                                                PORTFOLIO OCCUPANCY AND LEASING SUMMARY

                                                                                                     Annualized Base Rent
       Location                       Percent Occupied                Percent Leased               Per Leased Square Foot (1)
-----------------------------    ---------------------------    --------------------------    -----------------------------------
                                                                                                                         Full
                                         Industrial                   Industrial                    Industrial          Service
                                             and                          and                           and              Gross
                                 Office    Retail     Total     Office   Retail    Total      Office  Retail   Total   Leases (2)
                                 ------    ------     -----     ------   ------    -----      ------  ------   -----   ----------

Los Angeles County:
  West......................      94.1%     100.0%   94.1%       94.8%     100.0%  94.8%     $ 26.93  $ 24.60  $ 26.91   $ 26.93

  North.....................      90.2%       -      90.2%       91.0%       -     91.0%       20.71      -      20.71     21.64

  South.....................      94.5%       -      94.5%       95.8%       -     95.8%       18.07      -      18.07     19.19

Orange County...............      97.3%       -      97.3%       97.4%       -     97.4%       17.41      -      17.41     20.36

San Diego County............      97.8%       -      97.8%       97.8%       -     97.8%       17.28      -      17.28     20.53

Ventura/Kern Counties.......      92.7%       -      92.7%       95.0%       -     95.0%       17.61      -      17.61     17.69

Riverside/San
  Bernardino Counties.......      86.1%      92.0%   87.7%       88.4%      92.0%  89.4%       15.89    11.62    14.72     18.72
                                 ------     ------  ------      ------     ------ ------     -------   ------  -------   -------

 Total/ Weighted Average....      94.3%      93.2%   94.3%       95.0%      93.2%  95.0%     $ 20.42  $ 20.34  $ 13.78   $ 22.35
                                 ======     ======  ======      ======     ====== ======     =======  =======  =======   =======
----------
(1)	Based on monthly contractual base rent under existing leases as of June 30, 2001, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	Excludes 45 properties and approximately 3.9 million square feet under triple net and modified gross leases.

LEASE EXPIRATIONS

As of June 30, 2001

                                                Percentage of      Annualized Base
                              Square Footage      Aggregate            Rent of        Estimated Market
                               of Expiring        Portfolio           Expiring        Rent of Expiring    Estimated      Estimated
                                  Leases            Leased             Leases              Leases         Cash Rent      GAAP Rent
Year of Lease Expiration      (in thousands)      Square Feet    (per square foot)  (per square foot)(1)    Growth         Growth
-------------------------    -----------------  ---------------  ----------------   ------------------  -----------   -------------

2001 (2)................           980                6%            $   21.32             $  26.15            23%           31%
2002....................         2,607               15%            $   18.95             $  25.44            34%           43%
2003....................         3,086               18%            $   20.56             $  26.32            28%           36%
2004....................         2,995               17%            $   20.88             $  26.40            27%           35%
2005....................         2,821               16%            $   22.00             $  28.38            29%           37%
----------
(1)	Represents estimated annualized initial cash market rent of expiring leases. Calculation is based on our estimate of current market rental rates and estimated annual increases in such rates of 2% for the remaining six months of 2001, and 3% annually thereafter. Our estimates of these rental rates are based on current trends, which could change or reverse at any time as a result of future events. Our ability to rent expiring lease space at estimated levels is highly dependent upon many factors over which we have no control. We undertake no obligation to update or correct these estimates if future events prove them to be inaccurate.

(2)	Represents leases expiring from July 1, 2001 through December 31, 2001.

LEASING ACTIVITY

For the Three and Six Months Ended June 30, 2001

                                                                                          Weighted
                                                                                           Average        Tenant Improvements
                   Net Absorption                           Cash Rent     GAAP Rent       Lease Term        and Commissions
                   (square feet)     Retention Rate (1)     Growth (2)    Growth (3)      (in months)      (per square foot)
                  ---------------  ---------------------  -------------  ------------    -------------    -------------------

                                                                                                          New (4)      Renewal
                                                                                                          -------      -------

Three Months
   Ended 6/30/01         (20,532)                73%                24%            32%             52      $ 14.11     $ 14.24
                      ==========           =========          =========      =========      =========      =======     =======
Six Months
   Ended 6/30/01          (4,453)                75%                24%            32%             52      $  8.56     $  8.80
                      ==========           =========          =========      =========      =========      =======     =======
----------
(1)	Percentage of leased square feet in which tenants were retained at lease expiration.

(2)	Represents the difference between initial market rents on new and renewal leases as compared to the expiring cash rents on the same space.

(3)	Represents estimated cash rent growth adjusted for straight-line rents.

(4)	Excludes all first generation space.

DEVELOPMENT SUMMARY

As of June 30, 2001

                                                                                                Estimated
                                    Costs                   Percent  Estimated                   Year 1      Estimated   Estimated
                                  Incurred      Estimated    Leased    Shell     Estimated     Stabilized     Year 1       Year 1
                        Square     To Date     Total Cost(1)   at   Completion Stabilization  Cash NOI(3)     Annual      Annual
Property                 Feet  (in thousands) (in thousands) 8/1/01    Date       Date(2)    (in thousands) Cash Yield GAAP Yield(4)
--------                -----  -------------- -------------- ------ ---------  ------------- -------------- ---------- -------------

Howard Hughes
 Center
  Univision Building....  159,000  $ 37,089    $  51,700     100%      Complete   3rd Qtr 2001    $ 5,200     10.1%     11.9%
  6080 Center Drive..     283,000    61,477       73,500      76%(5)   Complete   4th Qtr 2001    $ 8,400     11.4%     12.4%
  6100 Center Drive..     283,000    24,798       79,000      --     2nd Qtr 2002 2nd Qtr 2003    $ 8,850     11.2%     12.2%
  Unallocated
Acquisition                    --    14,707       19,800
                          -------  --------    ---------
 Master Plan  Costs (1)
Total Development
 Properties.............  725,000  $138,071    $ 224,000
                         ========  ========    =========

----------
(1)	Estimated total cost includes purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during development, as well as an allocation of land and master plan costs. Unallocated acquisition and master plan costs consists of unallocated land costs and master plan costs that will be allocated to future development projects at the Howard Hughes Center. We have entitlements to construct an additional approximately 425,000 net rentable square feet of office space and have two parcels entitled for hotel development at the Howard Hughes Center.

(2)	We consider a property to be stabilized in the quarter when the property is at least 95% leased.

(3)	We consider Stabilized Cash NOI to be the rental revenues from the property less the operating expenses of the property on a cash basis before deducting financing costs (interest and principal payments) after the property is at least 95% leased.

(4)	We consider the Estimated Year 1 Annual GAAP Yield to be the property’s Stabilized Cash NOI adjusted for straight-line rents during its first year in service over the property’s estimated total costs.

(5)	As of August 1, 2001, 6080 Center Drive is 66% occupied and 76% leased with another 5% of leases out for signature, which would bring the property to 81% leased.

             In addition to the properties above, we have preliminary architectural designs completed for additional build-to-suit buildings at the Howard Hughes Center totaling approximately 425,000 net rentable square feet of office space. Build-to-suit buildings consist of properties constructed to the tenant's specifications in return for the tenant's long-term commitment to the property. We do not intend to commence construction on any additional build-to-suit buildings at the Howard Hughes Center until development plans and budgets are finalized and build-to-suit tenant leases are signed with terms allowing us to achieve yields commensurate with the project's development risk.

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

             Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of June 30, 2001, a 1% increase in interest rates on our $293.4 million of floating rate debt would decrease annual future earnings and cash flows by approximately $2.9 million and would not have an impact on the fair value of the floating rate debt. A 1% decrease in interest rates on our $293.4 million of floating rate debt would increase annual future earnings and cash flows by approximately $2.9 million and would not have an impact on the fair value of the floating rate debt. A 1% increase or decrease in interest rates on our secured notes receivable would not have a material impact on annual future earnings, cash flows and the fair value of the secured notes receivable. The weighted average interest rate on our floating debt as of June 30, 2001 was 5.69%.

             Our fixed rate debt totaled $923.2 million as of June 30, 2001 with a weighted average interest rate of 8.02% and an unrealized loss of approximately $22.1 million for a total fair value of approximately $901.1 million. A 1% decrease in interest rates on our $923.2 million of fixed rate debt would decrease its fair value by approximately $42.2 million and would not have an impact on annual future earnings and cash flows. A 1% increase in interest rates in our $923.2 million of fixed rate debt would increase its fair value by approximately $42.2 million and would not have an impact on annual future earnings and cash flows.

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

Item 1.   Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Securities Holders

On May 15, 2001 Arden Realty held its annual meeting of stockholders in Santa Monica, California. The matters voted on at the meeting and the results were as follows:

1.	To elect Directors of Arden Realty, Inc. to hold office until the Annual Meeting of stockholders in the year 2004 and until their respective successors are elected and qualified, as follows:

	Number of Shares Voted For	Number of Shares Withheld
Director #1 - Peter S. Gold	39,768,280	15,711,877
Director #2 - Steven C. Good	39,768,165	15,711,992

2.	To request the Board of Directors to redeem the stockholder rights adopted in August of 1998. Results of the vote were as follows:

Number of Shares Voted For	Number of Shares Voted Against	Number of Shares Abstained
39,975,756	12,563,004	168,827

Item 5.   Other Information  -  None

Item 6.   Exhibits and Reports on Form 8-K

(a)           Exhibits

               None

(b)          Reports on Form 8-K

              None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                         ARDEN REALTY, INC.

Date: August 8, 2001                     By: /s/  Andrew J. Sobel
                                             Andrew J. Sobel
                                             Executive Vice President - Strategic Planning
                                             and Operations

Date: August 8, 2001                     By: /s/  Daniel S. Bothe
                                             Daniel S. Bothe
                                             Senior Vice President -
                                             Co-Chief Financial Officer

Date: August 8, 2001                     By: /s/  Richard S. Davis
                                             Richard S. Davis
                                             Senior Vice President -
                                             Co-Chief Financial Officer and
                                             Treasurer