Form 10-K
period 2001-12-31
ARDEN REALTY INC
filed 2002-04-01
CIK 1013794

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number 1-12193

ARDEN REALTY, INC.

(Exact name of registrant as specified in its charter)

Maryland	95-4578533
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. Number)

11601 Wilshire Boulevard Fourth Floor

Los Angeles, California 90025-1740
(address of principal executive office)

Registrant’s telephone number, including area code: (310) 966-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the act: None

      Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

      The aggregate market value of the shares of common stock held by non-affiliates was approximately $1.8 billion based on the closing price on the New York Stock Exchange for such shares on March 28, 2002.

      The number of the Registrant’s shares of common stock outstanding was 64,427,210 as of March 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders.

ARDEN REALTY, INC.

i

PART I

ITEM 1. Business

(a) GENERAL

      The terms “Arden Realty”, “us”, “we” and “our” as used in this report refer to Arden Realty, Inc. We were incorporated in Maryland in May 1996 and completed our initial public offering in October 1996. Commencing with our taxable year ended December 31, 1996, we have operated and qualified as a real estate investment trust, or REIT, for federal income tax purposes. We are a self-administered and self-managed REIT that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are the sole general partner of Arden Realty Limited Partnership, or the operating partnership, and as of December 31, 2001, we owned approximately 97.2% of the operating partnership’s common partnership units. We conduct substantially all of our operations through the operating partnership and its consolidated subsidiaries.

(b) INDUSTRY SEGMENTS

      We are currently involved in only one industry segment, namely the operation of commercial real estate located in Southern California. All of the financial information contained in this report relates to this industry segment.

(c) DESCRIPTION OF BUSINESS

      We are a full-service real estate organization managed by 10 senior executive officers who have experience in the real estate industry ranging from 10 to 33 years and who collectively have an average of 19 years of experience. We perform all property management, construction management, accounting, finance and acquisition activities and a majority of our leasing transactions for our portfolio with our staff of approximately 300 employees.

      As of December 31, 2001, we were Southern California’s largest publicly traded office landlord as measured by total net rentable square feet owned. As of December 31, 2001, our portfolio of primarily suburban office properties consisted of 133 properties containing approximately 18.2 million net rentable square feet and two properties with approximately 566,000 net rentable square feet under development. As of December 31, 2001, our properties were 92.2% occupied.

     Portfolio Management

      We perform all portfolio management activities, including management of all lease negotiations, construction management of tenant improvements, or tenant build-outs, property renovations, capital expenditures and on-site property management for our portfolio. We directly manage these activities from approximately 42 management offices located throughout our portfolio. The activities of these management offices are supervised by four regional offices with oversight by our corporate office to ensure consistency of the application of our operating policies and procedures. Each regional office is strategically located within the Southern California submarkets where our properties are located and is managed by a regional First Vice President who is responsible for supervising the day-to-day activities of our management offices. Each regional office is staffed with leasing, property management, building engineering, construction and information systems specialists, our Regional Service Teams. By maintaining a regionally focused organizational structure led by seasoned managers, we are able to quickly respond to our tenants’ needs and market opportunities.

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

      We currently lease approximately 70% of our properties using our in-house staff. We employ outside brokers who are monitored by our regional teams for the remainder of our properties. Our in-house leasing program allows us to closely monitor rental rates and lease terms for new and renewal leases and reduce third-party leasing commissions.

  Business Strategies

      Our primary business strategy is to actively manage our portfolio to achieve gains in rental rates and occupancy, to control operating expenses and to maximize income from ancillary operations and services. When market conditions permit, we may also selectively develop or acquire new properties in submarkets that add value and fit strategically into our portfolio. We may also sell existing properties and deploy the proceeds into investments that we believe will generate higher long-term value.

      Through our corporate office and regional offices, we implement our business strategies by:

•	using integrated decision making to provide proactive solutions to the space needs of users in the markets where we have extensive real estate and technical expertise;

•	emphasizing quality service, tenant satisfaction and retention;

•	employing intensive property marketing and leasing programs; and

•	implementing cost control management techniques and systems that capitalize on economies of scale and concentration arising from the size and geographic focus of our portfolio.

      We believe the implementation of these operating practices has been instrumental in maximizing the operating results of our portfolio.

      Integrated Decision Making

      We use a multidisciplinary approach to our decision making by having our regional management, leasing, construction management, acquisition, disposition and finance teams coordinate their activities to enhance responsiveness to market opportunities and to provide proactive solutions to the space needs of users in the submarkets where we have extensive real estate and technical expertise. This integrated approach permits us to analyze the specific requirements of existing and prospective tenants and the economic terms and costs for each transaction on a timely and efficient basis. We are therefore able to commit to leasing, development, acquisition or disposition terms quickly, which facilitates an efficient completion of lease negotiation and tenant build-out, shorter vacancy periods after lease expirations and the timely completion of development, acquisition or disposition transactions.

      Quality Service and Tenant Satisfaction

      We strive to provide quality service through our multidisciplinary operating approach resulting in timely responses to our tenants’ needs. Our seasoned on-site teams interact and resolve issues relating to tenant satisfaction and day-to-day operations. For portfolio-wide operational and administrative functions, our corporate office provides support to all regional offices and provides immediate response for critical operational issues. This customer service approach has contributed to an average tenant retention rate of approximately 75% since our formation.

      Proactive Leasing

      The concentration of many of our properties within particular office submarkets and our relationships with a broad array of businesses and outside brokers enables us to pursue proactive leasing strategies, to effectively monitor the office space requirements of existing and prospective tenants and to offer tenants a variety of space alternatives across our portfolio.

          Cost Control and Operating Efficiencies

      The size and geographic focus of our portfolio permits us to enhance portfolio value by controlling operating costs. We seek to capitalize on the economies of scale and concentration which result from the geographic focus of our portfolio, the ownership and management of multiple properties within particular submarkets and the maintenance of a centralized purchasing and accounting system for cost control at each of our properties. These cost controls and operating efficiencies allowed us to achieve a 70.7% ratio of property operating income to total property revenues in 2001.

     Growth Strategies

      Based on our geographic focus in Southern California, experience in the local real estate markets and our evaluation of current market conditions, we believe the following key factors provide us with opportunities to maximize returns:

•	the broad diversification and balance of the Southern California economy and our tenant base minimizes our dependence on any one industry segment;

•	the sound fundamentals of the Southern California real estate market, as measured by minimal decreases in rental rates in our key submarkets during the recent national economic downturn; and

•	the limited construction of new office properties in the Southern California region due to substantial building construction limitations and a minimum of developable land in many key submarkets.

          Internal Growth

      We believe that opportunities exist to increase cash flow from our existing portfolio. We intend to pursue internal growth by:

•	leasing space and renewing leases as they expire at rental rates higher than expiring rental rates;

•	stabilizing occupancy throughout our portfolio;

•	controlling operating expenses through active cost control management and systems;

•	capitalizing on economies of scale and concentration due to the size and geographic focus of our portfolio; and

•	sourcing new and innovative revenue streams while providing high quality services to our tenants.

        Leasing Space and Renewing Leases as They Expire at Higher Rates

      Due to a steady growth in market rental rates in most Southern California markets and to the long-term nature of our leases, in-place rental rates for the majority of our leases are lower than current market rental rates. During 2001, for all leases expiring that we renewed or re-leased, rates increased approximately 22% over the expiring rates on a cash basis and 30% on a GAAP basis. Although it is difficult to predict future trends for rental rates, we believe we will have opportunities to increase cash flow by renewing or re-leasing space as leases expire at higher rental rates.

        Stabilizing Portfolio Occupancy

      We believe that we have been successful in attracting, expanding and retaining a diverse tenant base by actively managing our properties with an emphasis on tenant satisfaction and retention. Our in-house leasing teams, working with outside leasing brokers, continuously monitor each market to identify strong prospective tenants who are in need of new or additional space. We also strive to be responsive to the needs of existing tenants through our on-site professional management staff and by providing them with alternative space within our portfolio to accommodate their changing space requirements. Our success in proactively providing services and space solutions to our tenants is demonstrated, in part, by the number of existing tenants that have renewed or re-leased their space. Our retention rate during 2001 was 73%, which is in line with our historic average.

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

•	lighting retrofits;

•	replacement of inefficient heating, ventilation and air conditioning systems;

•	computer-driven energy management systems that monitor and react to the climatic requirements of individual properties;

•	automated security systems that allow us to provide security services to our tenants at a lower cost;

•	enhancement of billing systems, which enable us to more efficiently recover operating expenses from our tenants; and

•	on-going preventive maintenance programs to operate our building systems efficiently, thereby reducing operating costs.

        Capitalizing on Economies of Scale and Concentration

      In order to capitalize on economies of scale and concentration arising from the size and geographic focus of our portfolio, our Regional Service Teams are often responsible for several properties, which spreads administrative and maintenance costs over those properties and reduces per square foot expenses. In addition, contracting in bulk for parking operations, building services and supplies on a portfolio-wide basis also reduces our overall operating expenses.

        Sourcing Additional Revenue While Providing High Quality Services to Tenants

      By implementing the next generation of technology in our properties, we believe we will be able to further increase occupancy, tenant retention and rental rates in the future. In 1998, we entered into an agreement with a national technology/ access management firm that has successfully marketed our rooftop space to telecommunications providers as antennae sites resulting in additional revenue and providing additional voice and data technology options to our tenants. In 1999, we entered into an agreement with a premium broadband Internet access and applications services provider to deploy its building-centric, fiber optic network in a majority of our portfolio, at their cost. In addition to high-speed Internet services, this network provides our tenants with a wide range of next generation business applications and e-commerce tools, including video and audio conferencing, e-mail and unified messaging.

      We have invested in energy enhancement programs within our portfolio with the aim of reducing energy consumption, enhancing efficiency and lowering operating costs. In 2000 and 2001, we were recognized by the Environmental Protection Agency with the national Commercial Real Estate Partner of the Year award for our performance in the Energy Star Program. The competition involves top commercial real estate landlords throughout the United States and rigorous bench-marking procedures that track individual building energy efficiency. Of the 215 total Energy Star designated office buildings awarded nationally, 93 were awarded in California; of those, we had 80 award-winning buildings and were cited for having the most energy efficient buildings within a single portfolio in the nation.

      In 2001, we formed our taxable REIT subsidiary, Next>edge to market our expertise in energy solutions and facilities management. Next>edge has begun to assist companies to increase their energy efficiency and reduce costs by employing the latest technologies and the most energy-efficient operational strategies developed to date. These technologies include lighting, heating, ventilation and air conditioning retrofits, energy management system installations, on-site distributed generation and cogeneration projects and solar energy systems.

      External Growth

      We believe in the sound fundamentals, diversity and potential of the Southern California commercial real estate market, and we intend to continue to focus our resources primarily in this region. We have assembled a management team that has extensive experience and knowledge in this market that we believe provides us with a competitive advantage in identifying and capitalizing on selective development, renovation and acquisition opportunities.

      Subject to capital availability and market conditions, our approach is to seek development, renovation and acquisition opportunities in growth markets where we have an existing presence and where the following conditions exist:

•	low vacancy rates;

•	opportunities for rising rents due to employment growth and population movements;

•	a minimal amount of developable land; and

•	significant barriers to entry due to constraints on new development, including strict entitlement processes, height and density restrictions or other governmental requirements.

  Competition

      We compete with other owners and developers of office properties to attract tenants to our properties and obtain suitable land for development. Ownership of competing properties is currently diversified among many different types, from publicly traded companies and institutional investors, including other REITs, to small enterprises and individual owners. No one owner or group of owners currently dominate or significantly influence the markets in which we operate. See “Risk Factors — Competition affects occupancy levels, rents and the cost of land which could adversely affect our revenues.”

  California Electric Utility Deregulation

      Problems associated with deregulation of the electric industry in California have resulted in intermittent service interruptions and significantly higher costs in some areas. Approximately 41% of our buildings and 40% of the total net rentable square footage of our portfolio are located within municipalities that either do not produce their own power or have not entered into long term fixed price contracts. These properties may be subject to intermittent service interruptions or rate increases from their utility providers. The remaining portion of our portfolio is located in areas that are not expected to be subject to intermittent electric service interruptions and significant electric rate increases.

      Approximately 29% of our buildings and 21% of the total rentable square footage of our portfolio are subject to leases that require our tenants to pay all utility costs and the remainder provide that our tenants will reimburse us for utility costs in excess of a base year amount. See “Risk Factors — Rising energy costs and power outages in California may have an adverse effect on our operations and revenue.”

      We are also working with other companies to provide our properties with new applications of distributed generation, or on-site energy systems, such as solar microturbines, natural gas reciprocating engines, fuel cells and other “green” power alternatives. Lastly, we maintain ongoing communication with our tenants to assist them in ways to lower consumption in their workplace.

  Employees

      As of December 31, 2001, we had approximately 300 full-time employees that perform all of our property management, construction management, accounting, finance and acquisition activities and a majority of our leasing transactions.

(d) FOREIGN OPERATIONS

      We do not engage in any foreign operations or derive any revenue from foreign sources.

ITEM 2. Properties

  Existing Portfolio

      Our portfolio consists of 133 primarily office properties, containing approximately 18.2 million net rentable square feet, that individually range from approximately 12,000 to 600,000 net rentable square feet. Of the 133 properties in our portfolio, 131 or 98% are office properties. All our properties are located in Southern California and most are in suburban areas in close proximity to main thoroughfares. We believe that our properties are located within desirable and established business communities and are well maintained. Our properties offer an array of amenities including high-speed Internet access, security, parking, conference facilities, on-site management, food services and health clubs.

      Following is a summary of our property portfolio as of December 31, 2001:

											Net Operating
											Income for the
						Approximate Net					Year Ended
	Number of Properties					Rentable Square Feet					December 31, 2001

		Industrial					Industrial
		and			% of		and			% of		% of
Location	Office	Retail	Total		Total	Office	Retail	Total		Total	Total	Total

											(in thousands and
											unaudited)
Los Angeles County:
West	29	1	30		23%	4,697,608	36,959	4,734,567		26%	$109,332	37%
North	31	—	31		23%	3,372,850	—	3,372,850		18%	48,135	16%
South	16	—	16		12%	2,688,956	—	2,688,956		15%	34,924	12%

Subtotal	76	1	77		58%	10,759,414	36,959	10,796,373		59%	192,391	65%
Orange County	24	—	24		18%	3,708,926	—	3,708,926		20%	51,589	18%
San Diego County	21	—	21		16%	2,486,777	—	2,486,777		14%	36,574	12%
Ventura/Kern Counties	6	—	6		4%	778,363	—	778,363		4%	8,772	3%
Riverside/ San Bernardino Counties	4	1	5		4%	342,980	133,481	476,461		3%	6,623	2%

Total	131	2	133	(1)	100%	18,076,460	170,440	18,246,900	(1	) 100%	$295,949	100%

(1)	Including two properties currently under development, our total portfolio consists of 135 properties and approximately 18.8 million rentable square feet.

							Annualized Base Rent
	Percent Occupied			Percent Leased			Per Leased Square Foot(1)

										Full
		Industrial			Industrial			Industrial		Service
		and			and			and		Gross
Location	Office	Retail	Total	Office	Retail	Total	Office	Retail	Total	Leases(2)

Los Angeles County:
West	93.3%	100.0%	93.3%	93.4%	100.0%	93.5%	$27.29	$24.60	$27.27	$27.36
North	89.3%	—	89.3%	89.4%	—	89.4%	20.75	—	20.75	21.60
South	91.3%	—	91.3%	91.4%	—	91.4%	18.06	—	18.06	19.23
Orange County	94.1%	—	94.1%	94.2%	—	94.2%	17.67	—	17.67	20.80
San Diego County	91.5%	—	91.5%	91.6%	—	91.6%	17.48	—	17.48	20.50
Ventura/Kern Counties	95.4%	—	95.4%	96.1%	—	96.1%	17.96	—	17.96	18.11
Riverside/ San Bernardino Counties	90.4%	88.0%	89.7%	92.8%	88.8%	91.7%	18.11	11.86	16.42	18.69

Total/ Weighted Average	92.2%	90.6%	92.2%	92.4%	91.2%	92.4%	$20.81	$14.89	$20.75	$22.62

(1)	Based on monthly contractual base rent under existing leases as of December 31, 2001, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	Excludes 39 properties with approximately 3.9 million square feet under triple net and modified gross leases.

     Development Properties

      In addition to the properties listed above, we currently have two properties under development containing approximately 566,000 net rentable square feet. These properties are located in the Howard Hughes Center, a 70-acre commercial development located two miles north of Los Angeles International Airport and immediately adjacent to the San Diego Freeway (I-405), with on- and off-ramps that directly serve the site.

      The following table summarizes information about our properties under development as of December 31, 2001.

									Estimated
				%	Estimated		Estimated	Estimated	Year 1
		Costs		Leased	Shell	Estimated	Year 1	Year 1	Annual
	Square	Incurred	Estimated	at	Completion	Stabilization	Stabilized	Annual	GAAP
Property	Feet	To Date	Total Cost(1)	3/15/02	Date	Date(2)	Cash NOI(3)	Cash Yield	Yield(4)

		(000’s)	(000’s)				(000’s)
Howard Hughes Center:
6080 Center Drive	283,000	$72,263	$75,100	85%	Complete	2nd Qtr 2002	$8,400	11.2%	12.2%
6100 Center Drive	283,000	44,559	79,000	—	2nd Qtr 2002	2nd Qtr 2003	$8,850	11.2%	12.2%
Unallocated Acquisition and Master Plan Costs(1)	—	16,190	19,800

Total Development Properties	566,000	$133,012	$173,900

(1)	Estimated total cost includes purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during development, as well as an allocation of land and master plan costs. Unallocated acquisition and master plan costs consists of unallocated land costs, the costs of road and bridge construction and other Howard Hughes Center infrastructure and master planning costs. We have entitlements to construct an additional approximately 425,000 net rentable square feet of office space and have two parcels entitled for hotel development at the Howard Hughes Center.

(2)	We consider a property to be stabilized in the quarter when the property is at least 95% leased.

(3)	We consider Stabilized Cash NOI to be the rental revenues from the property less the operating expenses of the property on a cash basis before deducting financing costs (interest and principal payments) after the property is at least 95% leased.

(4)	Estimated Year 1 Annual GAAP Yield includes an adjustment for straight-line rents.

     In addition to the properties above, we have preliminary architectural designs completed for additional build-to-suit buildings at the Howard Hughes Center, totaling an additional approximately 425,000 net rentable square feet. Build-to-suit buildings consist of properties constructed to the tenant’s specifications in return for the tenant’s long-term commitment to the property. We do not intend to commence construction on any additional build-to-suit buildings at the Howard Hughes Center until development plans and budgets are finalized and build-to-suit tenant leases are signed with terms allowing us to achieve yields commensurate with the project’s development risk.

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

       Acquisitions

      We did not acquire any properties in 2001.

     Dispositions

      The following table summarizes our disposition activity during 2001.

Property	County	Submarket	Date of Sale	Property Type	Square Feet	Sales Price

						(000’s)
One Venture	Orange County	South County	May 1, 2001	Office	43,324	$8,200
Ontario Airport
Commerce Center	San Bernardino	Ontario	May 1, 2001	Industrial	213,127	11,000
Rancho Plaza	Los Angeles	Simi/Conejo Valley	Sept. 28, 2001	Office	24,057	3,100
Hunter Business Center	Riverside	Inland Empire East	Sept. 28, 2001	Office	106,782	4,900
Thousand Oaks Plaza	Los Angeles	Simi/Conejo Valley	Nov. 21, 2001	Office	13,434	2,100
Temecula Portfolio(1)	San Bernadino	Temecula	Dec. 20, 2001	Office/ Industrial	172,200	18,500

Total					572,924	$47,800

(1)	Portfolio sold consists of three office properties (Tower Plaza I, Tower Plaza II and Tower Plaza III) and two industrial properties (Highlands I and Highlands II).

     The following table presents specific information regarding our 133 properties as of December 31, 2001:

			Year(s)	Approximate
Property			Built/	Net Rentable
Name	Submarket	Location	Renovated	Square Feet

Los Angeles County
Los Angeles West
9665 Wilshire	Beverly Hills/ Century City	Beverly Hills	1972/92-93	158,684
Beverly Atrium	Beverly Hills/ Century City	Beverly Hills	1989	59,650
8383 Wilshire	Beverly Hills/ Century City	Beverly Hills	1971/93	417,463
120 South Spalding	Beverly Hills/ Century City	Beverly Hills	1984	60,656
9100 Wilshire Blvd	Beverly Hills/ Century City	Beverly Hills	1971/90	326,227
Century Park Center	Beverly Hills/ Century City	Los Angeles	1972/94	243,404
10350 Santa Monica	Beverly Hills/ Century City	Los Angeles	1979	42,292
10351 Santa Monica	Beverly Hills/ Century City	Los Angeles	1984	96,251
Westwood Terrace	Westwood/West Los Angeles	Los Angeles	1988	135,943
1950 Sawtelle	Westwood/West Los Angeles	Los Angeles	1988/95	103,106
10780 Santa Monica	Westwood/West Los Angeles	Los Angeles	1984	92,486
Wilshire Pacific Plaza	Westwood/West Los Angeles	Los Angeles	1976/87	100,122
World Savings Center(2)	Westwood/West Los Angeles	Los Angeles	1983	469,115
11075 Santa Monica	Westwood/West Los Angeles	Los Angeles	1983	35,696
2730 Wilshire(3)	Westwood/West Los Angeles	Santa Monica	1985	55,080
2800 28th Street	Westwood/West Los Angeles	Santa Monica	1979	103,506
1919 Santa Monica	Westwood/West Los Angeles	Santa Monica	1991	43,796
2001 Wilshire Blvd	Westwood/West Los Angeles	Santa Monica	1980	101,125
Westwood Center	Westwood/West Los Angeles	Santa Monica	1965/2000	313,000
400 Corporate Pointe	Marina Area/Culver City/LAX	Culver City	1987	164,598
600 Corporate Pointe	Marina Area/Culver City/LAX	Culver City	1989	273,339
Bristol Plaza	Marina Area/Culver City/LAX	Culver City	1982	84,014
Northpoint	Marina Area/Culver City/LAX	Los Angeles	1991	104,235
Howard Hughes Spectrum Club	Marina Area/Culver City/LAX	Los Angeles	1993	36,959
Howard Hughes Tower	Marina Area/Culver City/LAX	Los Angeles	1987	313,833
6060 Center Drive	Marina Area/Culver City/LAX	Los Angeles	2000	241,928
Univision	Marina Area/Culver City/LAX	Los Angeles	2001	161,650
6100 Wilshire	Park Mile/West Hollywood	Los Angeles	1986	202,704
145 South Fairfax	Park Mile/West Hollywood	Los Angeles	1984	53,994
Beverly Sunset Medical Plaza	Park Mile/West Hollywood	Los Angeles	1963/92-95	139,711

Subtotal/ Weighted Average — Los Angeles West				4,734,567

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Annualized
	Percentage of				Base Rent
	Total				per Leased
	Portfolio Net		Annualized		Net Rentable
Property	Rentable	Percent	Base Rent	Number of	Square
Name	Square Feet	Leased	($000s)	Leases	Feet(1)

Los Angeles County
Los Angeles West
9665 Wilshire	0.9%	100.0%	$5,650	21	$35.35
Beverly Atrium	0.3	97.6	1,534	13	26.35
8383 Wilshire	2.3	90.4	9,417	126	24.96
120 South Spalding	0.3	100.0	2,313	14	36.95
9100 Wilshire Blvd	1.8	95.9	8,424	78	26.92
Century Park Center	1.3	89.3	4,996	106	22.97
10350 Santa Monica	0.2	100.0	1,014	19	23.89
10351 Santa Monica	0.5	100.0	2,206	17	22.90
Westwood Terrace	0.7	93.5	3,455	25	27.20
1950 Sawtelle	0.6	96.6	2,308	33	23.19
10780 Santa Monica	0.5	90.7	1,967	33	23.47
Wilshire Pacific Plaza	0.6	92.3	2,303	41	24.93
World Savings Center(2)	2.6	94.7	13,353	54	30.04
11075 Santa Monica	0.2	99.7	859	8	24.12
2730 Wilshire(3)	0.3	100.0	1,447	32	25.78
2800 28th Street	0.6	92.5	2,589	39	27.05
1919 Santa Monica	0.2	96.3	1,149	5	27.23
2001 Wilshire Blvd	0.6	100.0	2,786	21	27.55
Westwood Center	1.7	78.1	9,401	35	38.45
400 Corporate Pointe	0.9	100.0	3,022	21	18.37
600 Corporate Pointe	1.5	94.2	5,949	23	23.09
Bristol Plaza	0.5	98.3	1,658	28	20.07
Northpoint	0.6	96.9	3,076	9	30.44
Howard Hughes Spectrum Club	0.2	100.0	909	1	24.60
Howard Hughes Tower	1.7	79.4	6,621	28	26.57
6060 Center Drive	1.3	100.0	8,298	8	33.43
Univision	0.9	100.0	4,247	2	25.53
6100 Wilshire	1.1	100.0	5,140	58	24.53
145 South Fairfax	0.3	95.5	1,164	14	22.57
Beverly Sunset Medical Plaza	0.8	78.3	3,448	55	31.53

Subtotal/ Weighted Average — Los Angeles West	26.0%	93.5%	$120,703	967	$27.27

			Year(s)	Approximate
Property			Built/	Net Rentable
Name	Submarket	Location	Renovated	Square Feet

Los Angeles North
Calabasas Commerce Center	Simi/Conejo Valley	Calabasas	1990	126,771
Calabasas Tech	Simi/Conejo Valley	Calabasas	1990	273,526
Pennsfield Plaza	Simi/Conejo Valley	Thousand Oaks	1989	21,202
Conejo Business Center	Simi/Conejo Valley	Thousand Oaks	1991	69,017
Marin Corporate Center	Simi/Conejo Valley	Thousand Oaks	1986	51,360
Hillside Corporate Center	Simi/Conejo Valley	Westlake	1998	59,876
Westlake — 5601 Lindero	Simi/Conejo Valley	Westlake	1989	105,830
Renaissance Court	Simi/Conejo Valley	Westlake	1981/92	61,245
Westlake Gardens I	Simi/Conejo Valley	Westlake	1998	49,639
Westlake Gardens II	Simi/Conejo Valley	Westlake	1999	48,874
6800 Owensmouth(2)	West San Fernando Valley	Canoga Park	1986	80,014
Woodland Hills	West San Fernando Valley	Woodland Hills	1972/95	224,955
Los Angeles Corporate Center	San Gabriel Valley	Monterey Park	1984/86	389,293
Clarendon Crest	West San Fernando Valley	Woodland Hills	1990	43,063
Lyons Plaza	Santa Clarita Valley	Santa Clarita	1990	61,203
Tourney Pointe	Santa Clarita Valley	Santa Clarita	1985/98-2000	219,991
16000 Ventura	Central San Fernando Valley	Encino	1980/96	174,841
15250 Ventura	Central San Fernando Valley	Sherman Oaks	1970/90-91	110,641
Noble Professional Center	Central San Fernando Valley	Sherman Oaks	1985/93	51,828
Sunset Point Plaza	Valencia	Newhall	1988	58,105
303 North Glenoaks	East San Fernando Valley/Tri-Cities	Burbank	1983/96	175,289
601 S. Glenoaks	East San Fernando Valley/Tri-Cities	Burbank	1990	72,524
Burbank Executive Plaza	East San Fernando Valley/Tri-Cities	Burbank	1983	60,395
California Federal Building	East San Fernando Valley/Tri-Cities	Burbank	1978	81,243
425 West Broadway	East San Fernando Valley/Tri-Cities	Glendale	1984	71,589
Glendale Corporate Center	East San Fernando Valley/Tri-Cities	Glendale	1985	108,209
70 South Lake	East San Fernando Valley/Tri-Cities	Pasadena	1982/94	100,133
150 East Colorado	East San Fernando Valley/Tri-Cities	Pasadena	1979/97	61,168
299 N. Euclid	East San Fernando Valley/Tri-Cities	Pasadena	1983	73,522
5161 Lankershim	East San Fernando Valley/Tri-Cities	North Hollywood	1985/97	178,317
535 N. Brand Blvd	East San Fernando Valley/Tri-Cities	North Hollywood	1973/92/2000	109,187

Subtotal/ Weighted Average — Los Angeles North				3,372,850

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Annualized
	Percentage of				Base Rent
	Total				per Leased
	Portfolio Net		Annualized		Net Rentable
Property	Rentable	Percent	Base Rent	Number of	Square
Name	Square Feet	Leased	($000s)	Leases	Feet(1)

Los Angeles North
Calabasas Commerce Center	0.7%	100.0%	$2,269	13	$17.89
Calabasas Tech	1.5	94.1	4,376	14	16.99
Pennsfield Plaza	0.1	95.0	369	12	18.33
Conejo Business Center	0.4	93.1	1,230	27	19.14
Marin Corporate Center	0.3	99.5	1,083	33	21.19
Hillside Corporate Center	0.3	87.0	1,285	8	24.67
Westlake — 5601 Lindero	0.6	100.0	1,489	2	14.07
Renaissance Court	0.3	97.9	1,268	16	21.15
Westlake Gardens I	0.3	93.6	1,243	17	26.73
Westlake Gardens II	0.3	100.0	1,243	4	25.44
6800 Owensmouth(2)	0.4	88.5	1,325	17	18.71
Woodland Hills	1.2	92.2	4,732	70	22.82
Los Angeles Corporate Center	2.1	96.8	7,473	45	19.84
Clarendon Crest	0.2	65.7	585	12	20.68
Lyons Plaza	0.3	88.0	1,219	24	22.64
Tourney Pointe	1.2	74.7	2,651	25	16.14
16000 Ventura	1.0	96.4	3,649	48	21.65
15250 Ventura	0.6	89.2	2,230	40	22.60
Noble Professional Center	0.3	99.9	1,131	20	21.83
Sunset Point Plaza	0.3	88.6	1,268	25	24.65
303 North Glenoaks	1.0	59.4	2,528	21	24.27
601 S. Glenoaks	0.4	95.0	1,425	17	20.67
Burbank Executive Plaza	0.3	88.9	1,264	13	23.54
California Federal Building	0.5	62.2	1,225	9	24.23
425 West Broadway	0.4	95.1	1,433	13	21.04
Glendale Corporate Center	0.6	88.8	1,985	23	20.64
70 South Lake	0.6	97.1	2,457	17	25.27
150 East Colorado	0.3	72.0	992	16	22.51
299 N. Euclid	0.4	100.0	1,475	3	20.03
5161 Lankershim	1.0	85.1	3,422	8	22.54
535 N. Brand Blvd	0.6	94.4	2,274	37	22.07

Subtotal/ Weighted Average — Los Angeles North	18.5%	89.4%	$62,598	649	$20.75

			Year(s)	Approximate
Property			Built/	Net Rentable
Name	Submarket	Location	Renovated	Square Feet

Los Angeles South
Long Beach Airport Bldg D(2)	Long Beach	Long Beach	1987/95	121,610
Long Beach Airport Bldg F & G(2)	Long Beach	Long Beach	1987/95	150,403
5000 East Spring(2)	Long Beach	Long Beach	1989/95	163,358
100 Broadway	Long Beach	Long Beach	1987/96	191,727
1501 Hughes Way	Long Beach	Long Beach	1983/97	77,060
3901 Via Oro	Long Beach	Long Beach	1986/97	53,195
Oceangate Tower	Long Beach	Long Beach	1971/93-94	210,907
Continental Grand Plaza	El Segundo	El Segundo	1986	235,926
Grand Avenue Plaza	El Segundo	El Segundo	1979/80	81,448
5200 West Century	Marina Area/Culver City/LAX	Culver City	1982/98-99	310,910
Skyview Center	Marina Area/Culver City/LAX	Los Angeles	1981/87/95	391,675
South Bay Centre	Torrance	Gardena	1984	202,830
Harbor Corporate Center	Torrance	Gardena	1985	63,925
Pacific Gateway	Torrance	Torrance	1982/90	223,731
Mariner Court	Torrance	Torrance	1989	105,436
South Bay Tech	Torrance	Torrance	1984	104,815

Subtotal/ Weighted Average — Los Angeles South				2,688,956
Orange County
Whittier	San Gabriel Valley	Whittier	1967/82	135,415
1370 Valley Vista	San Gabriel Valley	Diamond Bar	1988	84,081
5832 Bolsa	West County	Huntington Beach	1985	49,355
Huntington Beach Plaza I & II	West County	Huntington Beach	1984/96	52,186
5702 Bolsa	West County	Huntington Beach	1987/97	27,731
5672 Bolsa	West County	Huntington Beach	1987	11,968
5632 Bolsa	West County	Huntington Beach	1987	21,568
Huntington Commerce Center	West County	Huntington Beach	1987	67,551
City Centre	West County	Fountain Valley	1982	302,519
Fountain Valley Plaza	West County	Fountain Valley	1982	107,252
3300 Irvine Avenue	Greater Airport Area	Newport Beach	1981/97	74,224
1821 Dyer	Greater Airport Area	Irvine	1980/88	115,061
Von Karman Corporate Center	Greater Airport Area	Irvine	1981/84	451,477
Norwalk	Long Beach	Norwalk	1978/94	122,175
91 Freeway Center	Mid-Cities	Artesia	1986/97	93,277
1503 South Coast	Greater Airport Area	Costa Mesa	1979/97	60,605
222 South Harbor(2)	Tri-Freeway Area	Anaheim	1986/91	175,391

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Annualized
	Percentage of				Base Rent
	Total				per Leased
	Portfolio Net		Annualized		Net Rentable
Property	Rentable	Percent	Base Rent	Number of	Square
Name	Square Feet	Leased	($000s)	Leases	Feet(1)

Los Angeles South
Long Beach Airport Bldg D(2)	0.7%	100.0%	$1,211	1	$9.96
Long Beach Airport Bldg F & G(2)	0.8	100.0	1,353	1	9.00
5000 East Spring(2)	0.9	80.9	3,157	27	23.89
100 Broadway	1.0	97.6	4,093	31	21.87
1501 Hughes Way	0.4	100.0	1,378	7	17.81
3901 Via Oro	0.3	96.8	893	4	17.35
Oceangate Tower	1.2	84.5	3,084	36	17.31
Continental Grand Plaza	1.3	80.5	4,730	33	24.90
Grand Avenue Plaza	0.4	94.4	1,284	5	16.70
5200 West Century	1.7	99.5	5,280	39	17.07
Skyview Center	2.1	82.5	5,559	54	17.20
South Bay Centre	1.1	95.0	3,539	36	18.37
Harbor Corporate Center	0.4	87.9	949	19	16.90
Pacific Gateway	1.2	96.4	4,410	39	20.45
Mariner Court	0.6	96.1	1,923	37	18.97
South Bay Tech	0.6	89.6	1,542	10	16.42

Subtotal/ Weighted Average — Los Angeles South	14.7%	91.4%	$44,385	379	$18.06
Orange County
Whittier	0.7%	95.3%	$2,930	40	$22.71
1370 Valley Vista	0.4	99.3	1,711	16	20.48
5832 Bolsa	0.3	100.0	681	1	13.80
Huntington Beach Plaza I & II	0.3	70.9	590	16	15.95
5702 Bolsa	0.1	100.0	215	2	7.75
5672 Bolsa	0.1	100.0	95	1	7.92
5632 Bolsa	0.1	100.0	181	1	8.40
Huntington Commerce Center	0.4	91.9	514	19	8.29
City Centre	1.6	94.6	4,988	20	17.42
Fountain Valley Plaza	0.6	100.0	2,165	9	20.09
3300 Irvine Avenue	0.4	96.2	1,750	29	24.50
1821 Dyer	0.6	100.0	1,471	4	11.53
Von Karman Corporate Center	2.5	89.0	8,230	26	20.48
Norwalk	0.7	96.8	2,086	9	17.63
91 Freeway Center	0.5	94.2	1,698	27	19.32
1503 South Coast	0.3	75.3	840	20	18.41
222 South Harbor(2)	1.0	94.8	3,319	17	19.96

			Year(s)	Approximate
Property			Built/	Net Rentable
Name	Submarket	Location	Renovated	Square Feet

Crown Cabot Financial	South County	Laguna Niguel	1989	172,900
625 The City	Tri-Freeway Area	Orange	1985/97	139,806
Orange Financial Center	Central County	Orange	1985/95	305,439
Centerpointe La Palma	North County	La Palma	1986/88/90	597,550
Lambert Office Plaza	North County	Brea	1986/97	32,807
Savi Tech Center	North County	Yorba Linda	1989	341,446
Yorba Linda Business Park	North County	Yorba Linda	1988	167,142

Subtotal/ Weighted Average — Orange County				3,708,926
San Diego County
701 B Street(2)	Downtown	San Diego	1982/96	540,413
Foremost Professional Plaza	I-15 Corridor	San Diego	1992	60,534
Activity Business Center	I-15 Corridor	San Diego	1987	167,045
Bernardo Regency	I-15 Corridor	San Diego	1986	47,916
Carlsbad Corporate Center	North Coast	Carlsbad	1996	125,000
10180 Scripps	I-15 Corridor	San Diego	1978/96	43,560
Cymer Technology Center	I-15 Corridor	Rancho Bernardino	1986	155,612
Via Frontera	I-15 Corridor	Rancho Bernardino	1982/97	77,920
Poway Industrial	I-15 Corridor	Poway	1991/96	112,000
Balboa Corporate Center	Mission Valley/ Kearny Mesa	San Diego	1990	69,890
Panorama Corporate Center	Mission Valley/ Kearny Mesa	San Diego	1991	133,149
Ruffin Corporate Center	Mission Valley/ Kearny Mesa	San Diego	1990	45,059
Skypark Office Plaza	Mission Valley/ Kearny Mesa	San Diego	1986	202,164
Governor Park Plaza	North City	San Diego	1986	104,065
Westridge	North City	San Diego	1984/96	48,955
5120 Shoreham	North City	San Diego	1984	37,759
Morehouse Tech Center	North City	San Diego	1984	181,207
Torreyanna Science Park	North City	La Jolla	1980/97	81,204
Waples Tech Center	North City	San Diego	1990	28,119
Genesee Executive Plaza	North City	San Diego	1984	155,820
10251 Vista Sorrento	North City	San Diego	1981/95	69,386

Subtotal/ Weighted Average — San Diego County				2,486,777
Ventura & Kern Counties
Parkway Center I	Bakersfield	Bakersfield	1992/95	61,333
California Twin Center	Bakersfield	Bakersfield	1983	155,189
Center Promenade	West County	Ventura	1982	174,837

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Annualized
	Percentage of				Base Rent
	Total				per Leased
	Portfolio Net		Annualized		Net Rentable
Property	Rentable	Percent	Base Rent	Number of	Square
Name	Square Feet	Leased	($000s)	Leases	Feet(1)

Crown Cabot Financial	0.9	88.8	4,337	36	28.25
625 The City	0.8	94.8	2,669	33	20.14
Orange Financial Center	1.7	93.2	5,963	33	20.95
Centerpointe La Palma	3.3	93.2	10,147	82	18.21
Lambert Office Plaza	0.2	94.5	647	9	20.87
Savi Tech Center	1.9	100.0	3,146	4	9.21
Yorba Linda Business Park	0.9	93.9	1,335	60	8.51

Subtotal/ Weighted Average — Orange County	20.3%	94.2%	$61,708	514	$17.67
San Diego County
701 B Street(2)	3.0%	94.1%	$10,380	94	$20.41
Foremost Professional Plaza	0.3	90.9	1,407	31	25.57
Activity Business Center	0.9	86.9	1,992	36	13.73
Bernardo Regency	0.3	97.7	1,187	16	25.35
Carlsbad Corporate Center	0.7	—	—	—	—
10180 Scripps	0.2	100.0	428	1	9.83
Cymer Technology Center	0.8	100.0	1,760	2	11.31
Via Frontera	0.4	100.0	873	6	11.08

Poway Industrial	0.6	100.0	605	1	5.40
Balboa Corporate Center	0.4	100.0	843	1	12.06
Panorama Corporate Center	0.7	100.0	2,317	1	17.40
Ruffin Corporate Center	0.2	100.0	471	1	10.45
Skypark Office Plaza	1.1	99.5	3,882	18	19.30
Governor Park Plaza	0.6	97.4	2,152	22	21.24
Westridge	0.3	100.0	651	4	13.30
5120 Shoreham	0.2	100.0	698	1	18.49
Morehouse Tech Center	1.0	100.0	3,237	9	17.84
Torreyanna Science Park	0.4	100.0	1,838	1	22.64
Waples Tech Center	0.2	100.0	403	3	14.34
Genesee Executive Plaza	0.9	85.9	3,514	19	26.26
10251 Vista Sorrento	0.4	100.0	1,158	1	16.69

Subtotal/ Weighted Average — San Diego County	13.6%	91.6%	$39,796	268	$17.48
Ventura & Kern Counties
Parkway Center I	0.3%	89.3%	$1,035	12	$18.92
California Twin Center	0.9	90.6	2,393	18	17.01
Center Promenade	1.0	94.3	2,785	59	16.89

			Year(s)	Approximate
Property			Built/	Net Rentable
Name	Submarket	Location	Renovated	Square Feet

1000 Town Center	West County	Oxnard	1989	107,656
Solar Drive Business Center	West County	Oxnard	1982	125,132
Camarillo Business Park	West County	Camarillo	1984/97	154,216

Subtotal/ Weighted Average — Ventura & Kern Counties				778,363
Riverside and San Bernardino Counties
Centrelake Plaza	Inland Empire West	Ontario	1989	110,763
Tower Plaza Retail	Temecula	Temecula	1970/97	133,481
Chicago Avenue Business Park	Inland Empire East	Riverside	1986	47,482
Havengate Center	Inland Empire East	Rancho Cucamonga	1985	80,557
HDS Plaza	Inland Empire East	San Bernardino	1987	104,178

Subtotal/ Weighted Average — Riverside and San Bernardino Counties				476,461

Portfolio Total/ Weighted Average				18,246,900

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Annualized
	Percentage of				Base Rent
	Total				per Leased
	Portfolio Net		Annualized		Net Rentable
Property	Rentable	Percent	Base Rent	Number of	Square
Name	Square Feet	Leased	($000s)	Leases	Feet(1)

1000 Town Center	0.6	97.6	2,083	10	19.83
Solar Drive Business Center	0.7	100.0	2,360	39	17.55
Camarillo Business Park	0.8	96.3	2,785	24	18.75

Subtotal/ Weighted Average — Ventura & Kern Counties	4.3%	96.1%	$13,441	162	$17.96
Riverside and San Bernardino Counties
Centrelake Plaza	0.6%	95.0%	$2,218	23	$21.07
Tower Plaza Retail	0.7	88.8	1,406	21	11.86
Chicago Avenue Business Park	0.3	89.6	612	7	14.38
Havengate Center	0.4	87.8	1,179	18	16.68
HDS Plaza	0.6	95.8	1,756	13	17.60

Subtotal/ Weighted Average — Riverside and San Bernardino Counties	2.6%	91.7%	7,171	82	$16.42

Portfolio Total/ Weighted Average	100.0%	92.4%	$349,802	3,021	$20.75

(1)	Calculated as monthly contractual base rent under existing leases as of December 31, 2001, multiplied by 12 and divided by leased net rentable square feet, for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	We lease the land underlying these properties or their parking structures pursuant to long term ground leases.

(3)	Amounts for 2730 Wilshire exclude the 100%-occupied 12,740 square foot, 16-unit apartment complex we also own.

     Tenant Information

      As of December 31, 2001, we had over 3,000 tenants, with no one tenant representing more than 2.2% of the aggregate annualized base rent of our properties, and only four tenants individually representing more than 1.0% of our aggregate annualized base rent. Our properties are leased to local, national and foreign companies engaged in a variety of businesses including financial services, entertainment, health care services, accounting, law, education, publishing and local, state and federal government entities.

      Our leases are typically structured for terms of three, five or ten years. Leases typically contain provisions permitting tenants to renew expiring leases at prevailing market rates. Approximately 79% of our total rentable square footage is under full service gross leases under which tenants typically pay for all real estate taxes and operating expenses above those for an established base year or expense stop. Our remaining square footage is under triple net and modified gross leases. Triple net and modified gross leases are those where tenants pay not only base rent, but also some or all real estate taxes and operating expenses of the leased property. Tenants generally reimburse us the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning during non-business hours, and for on-site monthly employee and visitor parking. We are generally responsible for structural repairs.

      The following table presents information as of December 31, 2001 derived from our ten largest tenants, based on the percentage of aggregate portfolio annualized base rent:

		Weighted	Percentage of	Percentage of
		Average	Aggregate	Aggregate
		Remaining	Portfolio	Portfolio	Senior Debt
	Number of	Lease Term	Leased	Annualized	Rating
Tenant	Leases	in Months	Square Feet	Base Rent(1)	(Moody’s/S&P)

State of California	47	54	2.18%	2.17%	A1/A+
University of Phoenix	20	34	1.43	1.24	Not Rated
Univision	2	238	0.99	1.21	Baa3/BB+
Vivendi Universal	1	110	0.59	1.02	Baa2/BBB
Pacific Bell (Consolidated Entities)	8	37	0.85	0.83	Aa3/AA-
Sony (Consolidated Entities)	8	25	0.80	0.82	Aa3/A+
Boeing	2	46	1.61	0.73	A2/AA-
Atlantic Richfield	13	56	0.75	0.73	Aa1/AA+
U.S. Government	21	43	0.69	0.73	Aaa/AAA
GTE (Consolidated Entities)	8	32	0.93	0.73	A2/A+

Total/ Weighted Average(2)	130	64	10.82%	10.21%

(1)	Annualized base rent is calculated as monthly contractual base rent under existing leases as of December 31, 2001, multiplied by 12; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	The weighted average calculation is based on net rentable square footage leased by each tenant.

  Lease Distribution

      The following table presents information relating to the distribution of the leases for our 133 properties, based on leased net rentable square feet, as of December 31, 2001:

				Percent
				of	Annualized	Percentage
			Total	Aggregate	Base Rent	of Aggregate	Average
	Number	Percent	Leased	Portfolio	of	Portfolio	Base Rent
	of	of All	Square	Leased	Leases(1)	Annualized	per Leased
Square Feet Under Lease	Leases	Leases	Feet	Square Feet	($000s)	Base Rent	Square Foot

2,500 and under	1,531	50.68%	2,106,464	12.50%	$50,443	13.35%	$23.95
2,501 – 5,000	703	23.27	2,466,592	14.63	58,778	15.56	23.83
5,001 – 7,500	254	8.41	1,556,671	9.24	36,497	9.66	23.45
7,501 – 10,000	172	5.69	1,487,475	8.83	33,962	8.99	22.83
10,001 – 20,000	234	7.75	3,310,420	19.64	77,502	20.51	23.41
20,001 – 40,000	69	2.28	1,939,001	11.50	42,743	11.31	22.04
40,001 and over	58	1.92	3,987,912	23.66	77,901	20.62	19.53

Total/ Weighted Average	3,021	100.00%	16,854,535	100.00%	$377,826	100.00%	$22.42

(1)	Base rent is determined as of the date of lease expiration, including all fixed contractual base rent increases; increases tied to indices such as the Consumer Price Index are not included.

  Lease Expirations

      The following table presents a summary schedule of the total lease expirations for our 133 properties for leases in place at December 31, 2001. This table assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations:

			Percentage of	Annualized	Percentage	Average
		Square	Aggregate	Base Rent of	of Aggregate	Base Rent
	Number of	Footage of	Portfolio	Expiring	Portfolio	Per Net Rentable
	Leases	Expiring	Leased	Leases(1)	Annualized	Square Foot of
Year of Lease Expiration	Expiring	Leases	Square Feet	($000s)	Base Rent	Expiring Leases

Month-to-Month	137	241,880	1.44%	$4,949	1.31%	$20.46
2002	606	2,311,774	13.72	44,151	11.69	19.10
2003	617	3,008,249	17.85	62,182	16.46	20.67
2004	588	3,118,206	18.50	66,885	17.70	21.45
2005	415	2,769,985	16.43	59,765	15.82	21.58
2006	327	2,174,329	12.90	50,778	13.44	23.35
2007	109	729,393	4.33	17,922	4.74	24.57
2008	50	613,736	3.64	16,773	4.44	27.33
2009	36	454,043	2.69	10,714	2.84	23.60
2010	51	708,023	4.20	19,508	5.16	27.55
2011	24	283,031	1.68	10,548	2.79	37.27
2012	13	89,767	0.53	3,203	0.85	35.68
2013+	48	352,119	2.09	10,448	2.76	29.67

Total/ Weighted Average	3,021	16,854,535	100.00%	$377,826	100.00%	$22.42

(1)	Base rent is determined as of the date of lease expiration, including all fixed contractual base rent increases; increases tied to indices such as the Consumer Price Index are not included.

ITEM 3. Legal Proceedings

      We are presently subject to various lawsuits, claims and proceedings of a nature considered normal to our ordinary course of business. We expect most of these legal proceedings to be covered by our liability insurance. The most significant of these contingencies not covered by insurance is described below.

      In December 2001, the owner of the entertainment center at our Howard Hughes Center project asserted a claim against us for indemnification arising out of a Los Angeles Superior Court judgment against them, which invalidated a transfer of in-lieu credits that Arden Realty made in August of 1999 as part of our sale of the land for the entertainment center. The value of these in-lieu credits was approximately $6.0 million and were transferred to satisfy certain Transportation Impact Assessment fees related to the entertainment center. The owner of the entertainment center is currently appealing the judgment.

      Based on our review of the current facts and circumstances and advice of our outside counsel, we are not able to express an opinion as to the ultimate outcome of this matter. However, we do not believe that the resolution of this matter or any of our ongoing legal proceedings will have a material adverse effect on our consolidated results of operations, cash flow or financial position.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2001.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “ARI.” On March 28, 2002, the last reported sales price per share of common stock on the NYSE was $28.40 and there were approximately 192 registered holders of record of our common stock. The table below sets forth the quarterly high and low closing sales price per share of our common stock as reported on the NYSE and the cash dividends per share we declared with respect to each period.

			Dividends
	High	Low	Declared

2000
First Quarter	$21.69	$19.56	$0.465
Second Quarter	$24.81	$21.06	$0.465
Third Quarter	$27.06	$24.19	$0.465
Fourth Quarter	$26.19	$23.69	$0.465
2001
First Quarter	$23.38	$21.39	$0.49
Second Quarter	$25.87	$21.68	$0.49
Third Quarter	$26.83	$23.73	$0.49
Fourth Quarter	$26.50	$23.55	$0.49

      We pay quarterly cash dividends to common stockholders at the discretion of our Board of Directors. The amount of each quarterly cash dividend depends on our funds from operations, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant.

ITEM 6. Selected Financial Data

      You should read the following consolidated financial and operating data for Arden Realty together with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Form 10-K.

	For the Years Ended
	December 31,

	2001	2000	1999	1998	1997

	(in thousands, except ratio and per share amounts)
Operating Data:
Revenues	$421,466	$388,117	$340,675	$284,582	$135,447
Property operating expenses	122,576	110,917	101,284	86,570	44,332
General and administrative expense	12,143	9,336	7,393	6,665	4,322
Depreciation and amortization	101,819	87,267	69,837	51,822	20,260

	184,928	180,597	162,161	139,525	66,533
Interest expense	(84,195)	(78,406)	(60,239)	(43,403)	(19,511)
Gain on sale of property	4,591	2,132	—	—	—
Loss on valuation of derivative	—	—	—	—	(3,111)

Income before minority interest	105,324	104,323	101,922	96,122	43,911
Minority interest	(7,565)	(7,613)	(5,296)	(5,447)	(4,281)

Net income	$97,759	$96,710	$96,626	$90,675	$39,630

Earnings per share:
Basic	$1.53	$1.53	$1.53	$1.55	$1.43

Diluted	$1.53	$1.52	$1.53	$1.54	$1.41

Weighted average common shares outstanding:
Basic	63,754	63,408	63,016	58,660	27,794

Diluted	64,014	63,598	63,072	58,814	28,039

Cash dividends declared per common share	$1.96	$1.86	$1.78	$1.68	$1.60

Other Data:
Cash provided by operating activities	$204,667	$192,152	$170,354	$152,273	$39,156
Cash used in investing activities	(115,854)	(216,024)	(283,574)	(1,099,833)	(659,670)
Cash (used in) provided by financing activities	(57,204)	22,248	115,698	946,838	618,182
Funds from Operations(1)	198,240	185,146	170,405	147,369	64,171
EBITDA(2)	286,747	267,864	231,998	191,347	86,793
Ratio of EBITDA to interest expense(2)	3.41	3.42	3.85	4.41	4.45
Ratio of EBITDA to fixed charges(2)(3)	2.94	2.81	3.26	3.66	4.20
Ratio of earnings to fixed charges(3)(4)	1.86	1.84	2.20	2.56	2.86

Selected financial data continues on next page

	December 31,

	2001	2000	1999	1998	1997

Balance Sheet Data:
Net investment in real estate	$2,622,980	$2,603,566	$2,479,111	$2,260,433	$1,247,701
Total assets	2,761,443	2,705,597	2,570,458	2,331,919	1,284,004
Total indebtedness	1,251,483	1,177,769	1,029,656	840,377	477,566
Other liabilities(5)	62,685	56,885	50,555	35,720	23,205
Minority interests	78,661	86,176	86,294	56,222	95,973
Total Stockholders’ Equity	1,337,206	1,355,171	1,375,758	1,373,390	672,983

(1)	We consider funds from operations, as defined by the National Association of Real Estate Investment Trusts, or NAREIT, to be a useful financial measure of our operating performance. We believe that funds from operations provides investors with an additional basis to evaluate our ability to service debt and to fund acquisitions and other capital expenditures. Funds from operations should not be considered an alternative to net income determined in accordance with generally accepted accounting principles, or GAAP, as an indicator of our financial performance or as a substitute for cash flow from operating activities determined in accordance with GAAP as a measure of our liquidity. Funds from operations also is not necessarily indicative of funds available to fund our cash needs, including our ability to make distributions or to service our debt.

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

      We are a self-administered and self-managed real estate investment trust that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are a full-service real estate organization managed by 10 senior executive officers who have experience in the real estate industry ranging from 10 to 33 years and who collectively have an average of 19 years experience. We perform all property management, construction management, accounting, finance and acquisition activities and a majority of our leasing transactions with our staff of approximately 300 employees.

      As of December 31, 2001, we are Southern California’s largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio consisted of 133 primarily suburban office properties containing approximately 18.2 million net rentable square feet and two properties with approximately 566,000 net rentable square feet under development. As of December 31, 2001, our properties were 92.2% occupied.

      Our primary business strategy is to actively manage our portfolio to achieve gains in rental rates and occupancy, control operating expenses and to maximize income from ancillary operations and services. When market conditions permit, we may also selectively develop or acquire new properties that add value and fit strategically into our portfolio. We may also sell existing properties and redeploy the proceeds into investments that we believe will generate higher long-term value.

     Critical Accounting Policies

Revenue Recognition

      Minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, is recognized on a straight-line basis over the term of the related lease.

Qualification as a REIT

      Since our taxable year ended December 31, 1996, we have been organized and operated, and intend to continue to operate, so as to qualify for taxation as a REIT under the Internal Revenue Code. Our qualification and taxation as a REIT depends on our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, numerous requirements established under highly technical and complex Internal Revenue Code provisions subject to interpretation.

      If we failed to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Moreover, unless entitled to relief under specific statutory provisions, we also would be disqualified as a REIT for the four taxable years following the year during which qualification was lost. For additional information see “Risk Factors — We may suffer adverse tax consequences and be unable to attract capital if we fail to qualify as a REIT,” and “Our operating partnership intends to qualify as a partnership, but we cannot guarantee that it will qualify,” elsewhere in this Form 10-K.

Depreciation

      Depreciation is calculated under the straight-line method using depreciable lives of ten to forty seven years for building and building improvements and five-year lives for furniture, fixtures and equipment. Amortization of tenant improvements is calculated using the straight-line method over the term of the related lease.

      The carrying amount of all properties is evaluated periodically to determine if adjustment to the useful life is warranted. During 2001, the useful lives of certain building and building improvements were adjusted to more accurately reflect their estimated usefulness. The effect of this change in estimate in 2001 was an increase to net income of approximately $10.1 million or $0.16 per common share. This change in estimate did not have an impact on our 2001 cash flows or funds from operations.

     Results Of Operations

      Our financial position and operating results are primarily comprised of our portfolio of properties and income derived from those properties. Therefore, the comparability of financial data from period to period will be affected by the timing of significant property renovations, development, acquisitions and dispositions.

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000

(in thousands, except number of properties and percentages)

	Year Ended December 31,
				Percent
	2001	2000	Change	Change

Revenue
Revenue from rental operations:
Rental	$355,622	$328,460	$27,162	8%
Tenant reimbursements	22,732	16,371	6,361	39
Parking, net of expense	22,025	18,348	3,677	20
Other rental operations	18,146	21,411	(3,265)	(15)

Total	418,525	384,590	33,935	9
Interest and other income	2,941	3,527	(586)	(17)

Total revenue	$421,466	$388,117	$33,349	9%

Expenses
Property expenses:
Repairs and maintenance	$36,715	$35,390	$1,325	4%
Utilities	33,894	29,872	4,022	13
Real estate taxes	29,404	26,808	2,596	10
Insurance	5,727	4,203	1,524	36
Ground rent	1,885	1,214	671	55
Administrative	14,951	13,430	1,521	11

Total property expenses	122,576	110,917	11,659	11
General and administrative	12,143	9,336	2,807	30
Interest	84,195	78,406	5,789	7
Depreciation and amortization	101,819	87,267	14,552	17

Total expenses	$320,733	$285,926	$34,807	12%

Other Data:
Number of properties:
Acquired during period	—	—
Completed and placed in service during period	1	1
Disposed of during period	(10)	(1)
Owned at end of period	133	142
Net rentable square feet:
Acquired during period	—	—
Completed and placed in service during period	162	242
Disposed of during period	(573)	(76)
Owned at end of period	18,247	18,658

      Variances for revenue from rental operations and property expenses are discussed below.

      Interest and other income decreased by approximately $586,000 in 2001 as compared to 2000, primarily due to lower interest income earned in 2001 from our restricted cash balances required by mortgage loans on lower effective interest rates in 2001.

      General and administrative expenses increased approximately $2.8 million in 2001 as compared to 2000. This increase was primarily related to higher personnel costs in 2001, including approximately $1.3 million in non-cash compensation expense from restricted stock awards granted to key executives in July and December of 2000 and July of 2001 and approximately $850,000 in salaries for employees hired after January 1, 2000.

      Interest expense increased approximately $5.8 million or 7% during 2001, as compared to 2000. This increase was primarily due to higher outstanding balances in 2001, resulting from the funding of development, tenant improvements and leasing commission costs which was partially offset by lower effective interest rates in 2001.

      Depreciation and amortization expense increased by approximately $14.6 million or 17% during 2001 compared to 2000, primarily due to depreciation related to newly developed and renovated properties, capital expenditures, tenant improvements and leasing commissions placed in service subsequent to January 1, 2000, net of a decrease of approximately $10.1 million in 2001 due to a change in the estimated useful lives of certain building and building improvements.

Variances for Revenue from Rental Operations and Property Operating Expenses

      The increase in revenue from rental operations and property operating expenses in 2001 as compared to 2000 was partially due to a development property placed in service in 2000, one development project placed in service in 2001, a property sold in 2000, five properties sold in 2001, and three properties under renovation for all or a portion of the periods presented. Operating results for properties under renovation may significantly vary from period to period depending on the status of the renovation and occupancy levels maintained during the renovation.

      Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the eleven properties that were either sold, placed in service after January 1, 2000 or were under renovation for all or a portion of the period beginning after January 1, 2000 and for the 133 non-renovation/non-development properties we owned for all 2000 and 2001 (in thousands, except number of properties).

			Non-Renovation/
		Properties Sold,	Non-Development
		Placed in Service or	Properties Owned
		Under Renovation	for all of 2000
	Total Variance	after January 1, 2000	and 2001(1)

Revenue from Rental Operations:
Rental	$27,162	$13,571	$13,591
Tenant reimbursements	6,361	480	5,881
Parking, net of expense	3,677	1,017	2,660
Other rental operations	(3,265)	(991)	(2,274)

	$33,935	$14,077	$19,858

Property Expenses:
Repairs and maintenance	1,325	1,157	168
Utilities	4,022	837	3,185
Real estate taxes	2,596	1,253	1,343
Insurance	1,524	156	1,368
Ground rent	671	386	285
Administrative	1,521	302	1,219

	$11,659	$4,091	$7,568

Other Data:
Number of properties		11	133
Net rentable square feet		1,447	17,373

(1)	See analysis of Properties Owned for all of 2000 and 2001 below. Includes the Temecula portfolio of five properties sold at the end of 2001 since these properties were owned for all of 2000 and 2001.

Properties Owned for all of 2000 and 2001

      Following is a comparison of property operating data computed under the GAAP basis and cash basis for the 133 non-renovation/non-development properties we owned for all of 2000 and 2001 (in thousands, except number of properties and percentages).

	Year Ended
	December 31,
			Dollar	Percent
	2001	2000	Change	Change

GAAP Basis:
Revenue from rental operations	$378,137	$358,279	$19,858	5.5%
Property expenses	113,619	106,051	7,568	7.1

	$264,518	$252,228	$12,290	4.9%

Cash Basis(1):
Revenue from rental operations	$372,030	$351,235	$20,795	5.9%
Property expenses	113,619	106,051	7,568	7.1

	$258,411	$245,184	$13,227	5.4%

Number of properties	133	133
Average occupancy	93.8%	94.5%
Net rentable square feet	17,373	17,373

(1)	Excludes straight-line rent adjustments.

     Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $19.9 million, or 5.5%, during 2001 as compared to 2000. Approximately $14.5 million of this difference was related to higher rental revenue in 2001. The increase in rental revenue was primarily attributable to increases in rental rates in 2001. Revenue from rental operations was also higher due to an approximate $5.9 million increase in tenant reimbursements and an approximate $2.7 million increase in parking income offset by an approximate $2.3 million decrease in revenue from other rental operations. Tenant reimbursements increased primarily due to higher operating expenses in 2001, as discussed below. Parking income increased in 2001 primarily due to increases in parking rates, while revenue from other rental operations decreased due to the timing of revenues from non-scheduled sources. Revenue from other rental operations includes after-hour utility billings, signage and lease termination settlements.

      Straight-line rents for these properties in 2001 were approximately $937,000 less than in 2000.

      Property expenses for these properties increased by approximately $7.6 million, or 7.1%, during 2001 as compared to 2000, primarily due to a $3.2 million increase in utility expenses, a $1.3 million increase in real estate taxes, a $1.4 million increase in insurance expense and a $1.2 million increase in administrative expenses in 2001. The increase in utility expenses was primarily due to rate increases in 2001. Real estate taxes increased in 2001 due to normal annual increases and final assessments on certain properties. Insurance expense increased due to increases in industry-wide insurance rates in 2001, while administrative expenses increased primarily due to higher personnel costs in 2001. As noted above, the increase in operating expenses was the primary reason for the $5.9 million increase in tenant reimbursements.

Comparison of the year ended December 31, 2000 to the year ended December 31, 1999

(in thousands, except number of properties and percentages)

	Year Ended December 31,
				Percent
	2000	1999	Change	Change

Revenue
Revenue from rental operations:
Rental	$328,460	$292,688	$35,772	12%
Tenant reimbursements	16,371	13,863	2,508	18
Parking, net of expense	18,348	14,384	3,964	28
Other rental operations	21,411	16,918	4,493	27

Total	384,590	337,853	46,737	14
Interest and other income	3,527	2,822	705	25

Total revenue	$388,117	$340,675	$47,442	14%

Expenses
Property expenses:
Repairs and maintenance	$35,390	$32,902	$2,488	8%
Utilities	29,872	28,305	1,567	6
Real estate taxes	26,808	23,167	3,641	16
Insurance	4,203	3,993	210	5
Ground rent	1,214	891	323	36
Administrative	13,430	12,026	1,404	12

Total property expenses	110,917	101,284	9,633	10
General and administrative	9,336	7,393	1,943	26
Interest	78,406	60,239	18,167	30
Depreciation and amortization	87,267	69,837	17,430	25

Total expenses	$285,926	$238,753	$47,173	20%

Other Data:
Number of properties:
Acquired during period	—	4
Completed and placed in service during period	1	—
Disposed of during period	(1)	—
Owned at end of period	142	142
Net rentable square feet:
Acquired during period	—	524
Completed and placed in service during period	242	—
Disposed of during period	(76)	—
Owned at end of period	18,658	18,492

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

Variances for Revenue from Rental Operations and Property Operating Expenses

      The increase in revenue from rental operations and property operating expenses in 2000 as compared to 1999 was partially due to the four properties we acquired during 1999, a development property placed in service in 2000, a property sold in 2000 and five properties under renovation for all or a portion of the periods presented. Operating results for properties under renovation may significantly vary from period to period depending on the status of the renovation and occupancy levels maintained during the renovation.

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

			Non-Renovation/
			Non-Development
		Properties Acquired, Sold,	Properties Owned
		Placed in Service or	for all of
		Under Renovation	1999 and
	Total Variance	after January 1, 1999	2000(1)

Revenue from Rental Operations:
Rental	$35,772	$17,122	$18,650
Tenant reimbursements	2,508	185	2,323
Parking, net of expense	3,964	1,442	2,522
Other rental operations	4,493	6,882	(2,389)

	$46,737	$25,631	$21,106

Property Expenses:
Repairs and maintenance	2,488	1,955	533
Utilities	1,567	1,432	135
Real estate taxes	3,641	1,401	2,240
Insurance	210	165	45
Ground rent	323	—	323
Administrative	1,404	738	666

	$9,633	$5,691	$3,942

Other Data:
Number of properties		11	132
Net rentable square feet		1,910	16,824

(1)	See analysis of Properties Owned for all of 1999 and 2000 below.

Properties Owned for all of 1999 and 2000

      Following is a comparison of property operating data computed under the GAAP basis and cash basis for the 132 non-renovation/non-development properties we owned for all of 1999 and 2000 (in thousands, except number of properties and percentages).

	Year Ended December 31,
			Dollar	Percent
	2000	1999	Change	Change

GAAP Basis:
Revenue from rental operations	$343,045	$321,939	$21,106	6.6%
Property expenses	100,714	96,772	3,942	4.1

	$242,331	$225,167	$17,164	7.6%

Cash Basis(1):
Revenue from rental operations	$334,915	$315,498	$19,417	6.2%
Property expenses	100,714	96,772	3,942	4.1

	$234,201	$218,726	$15,475	7.1%

Number of properties	132	132
Average occupancy	95.1%	93.9%
Net rentable square feet	16,824	16,824

(1)	Excludes straight-line rent adjustments.

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

Liquidity and Capital Resources

     Cash Flows

      Cash provided by operating activities increased by approximately $12.5 million to $204.7 million in 2001, as compared to $192.2 million in 2000, primarily due to improved operating results for the 133 properties we owned for both years presented and from cash flows for four development/ renovation properties placed in service subsequent to January 1, 2000. This increase was partially offset by the loss of operating cash flows on a property we sold in the fourth quarter of 2000 and ten properties sold in 2001.

      Cash used in investing activities decreased by approximately $100.1 million to $115.9 million in 2001, as compared to $216.0 million in 2000. The decrease was primarily due to the completion of several of our development and renovation projects during 2000 which resulted in an approximate $65.9 million reduction in cash used in our development and renovation projects in 2001. In addition, proceeds from property sales were approximately $34.2 million higher in 2001.

      Cash used in financing activities decreased by $79.4 million to an outflow of $57.2 million in 2001, as compared to an inflow of $22.2 million in 2000. Cash used in financing activities for the year ended December 31, 2001 consisted primarily of repayments of mortgage loans, net paydowns of our unsecured lines of credit and distributions to our stockholders, which were partially offset by the net proceeds from an offering of unsecured senior notes.

     Capital Commitments

      As of December 31, 2001, we had approximately $9.2 million outstanding in capital commitments related to tenant improvements, development and property-related capital expenditures. We expect to fund short term capital commitments through cash flow generated by operating activities and proceeds from asset sales or proceeds from our lines of credit.

     Available Borrowings, Cash Balances and Capital Resources

      We have an unsecured line of credit with a group of banks led by Wells Fargo. This line of credit provides for borrowings up to $275 million with an option to increase the amount to $325 million and bears interest at a rate ranging between LIBOR plus 1.15% and LIBOR plus 1.80% (including an annual facility fee ranging from .20% to .40% based on the aggregate amount of the facility), depending on our unsecured debt rating. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the lenders on this line of credit may bid on the interest rate to be charged for up to $137.5 million of the unsecured line of credit. Under certain circumstances, we also have the option to convert the interest rate on this line of credit to the greater of the Federal Funds rate plus 0.5% or Wells Fargo’s prime rate. This line of credit matures in April 2003. As of December 31, 2001, there was approximately $105.4 million outstanding on this line of credit and approximately $169.6 million was available for additional borrowing.

      We also have a $75 million unsecured line of credit with Lehman Brothers. Borrowings on this line of credit bear interest at a rate ranging between LIBOR plus 1.05% and LIBOR plus 1.70%, depending on our unsecured debt rating. We also have the option to convert the interest rate to the prime rate plus 0.5%. This line of credit matures in July 2002 with an option to extend the maturity date for one year. As of December 31, 2001, there was $75 million outstanding on this line of credit.

      We also have an unsecured line of credit with a total commitment of $10 million from City National Bank. This line of credit accrues interest at the City National Bank Prime Rate less 0.875% and is scheduled to mature on August 1, 2002. Proceeds from this line of credit are used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of December 31, 2001, there was no outstanding balance on this line of credit and $10 million was available for additional borrowings.

      On May 1, 2001, we sold an approximate 43,000 square foot office property located in Irvine, California for approximately $8.2 million. On that date, we also sold an approximate 213,000 square foot industrial property located in Ontario, California for approximately $11.0 million. On September 28, 2001, we sold an approximate 24,000 square foot office property located in Simi Valley, California for approximately $3.1 million and an approximate 107,000 square foot office property located in Riverside, California for approximately $4.9 million. On November 21, 2001, we sold an approximate 13,000 square foot office property located Thousand Oaks, California for approximately $2.1 million and on December 20, 2001, we sold an approximate 172,000 square foot portfolio of three office properties and two industrial properties located in Temecula, California for approximately $18.5 million. The net proceeds from these dispositions were used to reduce the outstanding balance on our Wells Fargo unsecured line of credit.

      On June 27, 2001, we and our operating partnership filed a Form S-3 shelf registration statement with the Securities and Exchange Commission, or SEC, providing for the issuance of up to $400 million of debt securities by the operating partnership and up to $257.2 million of our $.01 par value common stock or our $.01 par value preferred stock. The terms of these securities will be determined at the time of any debt or equity offering. This registration statement was declared effective by the SEC on July 24, 2001.

      On November 9, 2001, our operating partnership completed a public offering of $150 million, 7.00% unsecured notes due 2007, from the shelf registration statement, with interest payable semi-annually on May 15 and November 15 of each year. The net proceeds from this offering were used to reduce the outstanding balance on our Wells Fargo unsecured line of credit.

      Following is a summary of scheduled principal payments for our total outstanding indebtedness as of December 31, 2001 (in thousands):

Year	Amount

2002	77,578	(1)
2003	110,648	(2)
2004	182,062
2005	207,678
2006	15,063
Thereafter	658,454

Total	$1,251,483

(1)	Primarily consists of $75.0 million outstanding on our Lehman Brothers line of credit which has a one year extension.

(2)	Primarily consists of $105.4 million outstanding on our Wells Fargo line of credit.

     The following is other information related to our indebtedness as of December 31, 2001 (in thousands, except percentage and interest rate data):

  Unsecured and Secured Debt:

		Percent of	Weighted Average
	Balance	Total Debt	Interest Rate(1)

Unsecured debt	$678,031	54%	7.36%
Secured debt	573,452	46%	7.36%

Total/ Weighted average	$1,251,483	100%	7.36%

  Floating and Fixed Rate Debt:

		Percent of	Weighted Average
	Balance	Total Debt	Interest Rate(1)

Floating rate	$180,350	14%	4.12%
Fixed rate	1,071,133	86%	7.91%

Total/ Weighted average	$1,251,483	100%	7.36%

(1)	Includes amortization of prepaid financing costs.

     Total interest incurred and the amount capitalized was as follows (unaudited and in thousands):

	For the Years Ended
	December 31,

	2001	2000	1999

Total interest incurred	$93,290	$91,052	$69,826
Amount capitalized	(9,095)	(12,646)	(9,587)

Amount expensed	$84,195	$78,406	$60,239

      As of December 31, 2001, we had approximately $55.8 million in cash and cash equivalents, including $18.8 million in restricted cash. Restricted cash includes $13.7 million in interest-bearing cash deposits required by some of our mortgage loans payable. Included in cash and cash equivalents was $18.5 million in short-term investments and $5.1 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

      We may sell assets over the next twelve to twenty-four months. Due to market conditions beyond our control, it is difficult to predict the actual period and amount of these asset sales. Also depending on market conditions, at the time any such sales proceeds are realized, we expect to redeploy such amounts into investments that we believe will generate higher long-term value, which may include development of office buildings, acquisitions or repurchase of our common stock. In addition, we expect to use a portion of any proceeds to pay down portions of our debt in order to maintain our conservative leverage and coverage ratios.

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

Funds From Operations and Funds Available for Distribution

      The following table reflects the calculation of our funds from operations and funds available for distribution for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	For the Years Ended December 31,

	2001	2000	1999

Funds from Operations(1):
Net Income	$97,759	$96,710	$96,626
Depreciation and amortization	101,819	87,267	69,837
Minority interest	7,565	7,613	5,296
Gain on disposition of property	(4,591)	(2,132)	—
Distributions on Preferred Operating Partnership Units	(4,312)	(4,312)	(1,354)

Funds from Operations(2)	198,240	185,146	170,405
Arden Realty’s percentage share(3)	96.8%	96.7%	96.2%

Arden Realty’s share of Funds from Operations	$191,896	$179,036	$163,930

Funds Available for Distribution(4):
Funds From Operations	$198,240	$185,146	$170,405
Straight-line rent adjustment	(9,208)	(8,078)	(7,680)
Capital expenditure, tenant improvement and leasing commission reserve	(31,500)	(30,494)	(27,272)

Funds Available for Distribution	$157,532	$146,574	$135,453

Weighted average shares common operating partnership units outstanding — Diluted	66,132	65,759	65,566

(1)	We consider funds from operations, as defined by The National Association of Real Estate Investment Trusts, or NAREIT, to be a useful financial measure of our operating performance. We believe that funds from operations provides investors with an additional basis to evaluate our ability to service debt and to fund acquisitions and other capital expenditures. Funds from operations should not be considered an alternative to net income determined in accordance with GAAP, as an indicator of our financial performance, as a substitute for cash flow from operating activities determined in accordance with GAAP or as a measure of our liquidity. Funds from operations also is not necessarily indicative of funds available to fund our cash needs, including our ability to service our debt.

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

(2)	Includes approximately $1.9 million and $586,000 in non-cash compensation expense for the years ended December 31, 2001 and 2000, respectively.

(3)	Represents Arden Realty’s weighted average ownership percentage during the respective twelve month period.

(4)	Funds available for distribution consists of funds from operations, excluding straight-line rent adjustments and less a reserve for capital expenditures, tenant improvements and leasing commissions

Current Economic Climate

      Our short and long-term liquidity is significantly impacted by the operating results of our properties, all of which are located in Southern California. Our ability to lease available space and increase rates when leases expire is largely dependent on the demand for office space in the markets where our properties are located. National and local economic trends may affect demand for our properties and our ability to collect amounts due from our tenants.

      We believe uncertainty over the current national and Southern California economic environment are causing tenants to take longer to commit to leasing transactions, resulting in a decrease in the occupancy of our portfolio from 94.4% as of December 31, 2000 to 92.2% as of December 31, 2001. Problems associated with deregulation of the electric industry in California have also resulted in significantly higher costs in some areas of the state.

      The timing and extent of future changes in the national and local economy and their effects on our properties and results of operations are difficult to accurately predict. It is possible, however, that these national and regional issues may more directly affect us and our operating results in the future, making it more difficult for us to lease and renew available space, to increase or maintain rental rates as leases expire and to collect amounts due from our tenants. For additional information, see “Risk Factors — Further declines in the economic activity of Southern California will adversely affect our operating results,” “— The financial condition and solvency of our tenants may reduce our cash flow,” and “— Rising energy costs and power outages in California may have an adverse effect on our operations and revenue.”

Forward-Looking Statements

      This Form 10-K, including the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act pertaining to, among other things, our future results of operations, cash available for distribution, acquisitions, lease renewals, property development, property renovation, capital requirements and general business, industry and economic conditions applicable to us. Also, documents we subsequently file with the SEC and incorporated herein by reference will contain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and the matters set forth or incorporated in this Form 10-K generally. We caution you, however, that this list of factors may not be exhaustive, particularly with respect to future filings.

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

      Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of December 31, 2001, a 1% increase in interest rates on our $180.4 million of floating rate debt would decrease annual future earnings and cash flows by approximately $1.8 million and would not have an impact on the fair value of the floating rate debt. A 1% decrease in interest rates on our $180.4 million of floating rate debt would increase annual future earnings and cash flows by approximately $1.8 million and would not have an impact on the fair value of the floating rate debt. A 1% increase or decrease in interest rates on our secured notes receivable would not have a material impact on annual future earnings, cash flows and the fair value of the secured notes receivable. The weighted average interest rate on our floating debt as of December 31, 2001 was 4.12%.

      Our fixed rate debt totaled $1,071.1 million as of December 31, 2001 with a weighted average interest rate of 7.91%. and a total fair value of approximately $1,097.1 million. A 1% decrease in interest rates on our $1,071.1 million of fixed rate debt would increase its fair value by approximately $49.3 million and would not have an impact on annual future earnings and cash flows. A 1% increase in interest rates in our

$1,071.1 million of fixed rate debt would decrease its fair value by approximately $46.6 million and would not have an impact of annual future earnings and cash flows.

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

      Through 2006, 2,690 leases, including month-to-month leases comprising approximately 81% of our leased net rentable square footage and approximately 76% of our annualized base rents at December 31, 2001 will expire as follows:

		Percentage of	Percentage of
	Number of	Aggregate Portfolio	Aggregate Portfolio
Year	Leases Expiring	Leased Square Feet	Annualized Base Rent

2002	743	15.1%	13.0%
2003	617	17.8%	16.5%
2004	588	18.5%	17.7%
2005	415	16.4%	15.8%
2006	327	12.9%	13.4%

      If we are unable to promptly relet or renew leases for all or a substantial portion of this space, or if the rent upon renewal or reletting are significantly lower than expected, our cash flow and business could be adversely affected.

Further declines in the economic activity of Southern California will adversely affect our operating results.

      All of our properties are located in Southern California. In 2001, many sectors of the California economy as well as the rest of the country experienced a slowdown or contraction in economic activity. As a result, in 2001, there was a decrease in occupancy in the majority of our sub-markets as well as a slight decrease in rental rates. At December 31, 2001 our portfolio was 92.2% occupied as compared to 94.4% occupied at December 31, 2000. During 2002, a total of approximately 2.6 million square feet of occupied space, representing approximately 15.1% of our total net rentable space, including month-to-month leases, will expire. Further deterioration of the local and national economy may result in further erosion of occupancy and rental rates and would most likely negatively affect our operating performance and property values.

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

      Problems associated with deregulation of the electric industry in California have resulted in intermittent service interruptions and significantly higher costs in some areas. Approximately 41% of our buildings and approximately 40% of the total net rentable square footage of our portfolio are located within municipalities that either do not produce their own power or have not entered into long term fixed price contracts. These properties may be subject to intermittent service interruptions or significant rate increases from their utility providers. The remaining portion of our portfolio is located in areas that are not expected to be subject to intermittent electric service interruptions and significant electric rate increases.

      Approximately 29% of our buildings and 21% of the total rentable square footage of our portfolio are subject to leases that require our tenants to pay all utility costs. The remainder of our leases provide that tenants will reimburse us for utility costs in excess of a base year amount. We estimate that we will be able to recover approximately 90% of any utility cost increases from our tenants.

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

Lack of availability of insurance coverage for terrorist acts could adversely affect our financial condition.

      Our annual insurance policy expired in February of 2002. We have been notified by our insurance-broker that in the aftermath of the September 11th attack, insurance carriers are either specifically excluding terrorist acts from property insurance coverage or offering this type of coverage at prohibitive costs. Although we did not derive more than 4.6% of our 2001 net operating income from any one of the properties in our portfolio, a terrorist attack damaging several of our properties could materially deteriorate our operating results and overall financial condition.

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

      Although we currently do not have plans to do so, we may participate with other entities in property ownership through joint ventures or partnerships in the future. Depending on the characteristics and business objectives of the joint venture or partnership, we may not have voting control over the joint venture or partnership. Partnership or joint venture investments may, under certain circumstances, involve risks not otherwise present, including:

•	our partners or co-venturers might become bankrupt;

•	our partners or co-venturers might at any time have economic or other business interests or goals which are inconsistent with our business interests or goals; and

•	our partners or co-venturers may be in a position to take action contrary to our instructions or requests contrary to our policies or objectives.

      Neither the limited partnership agreement of our operating partnership nor our governing documents prevent us from participating in joint ventures with our affiliates. Because a joint venture with an affiliate may not be negotiated in a traditional arm’s length transaction, terms of the joint venture may not be as favorable to us as we could obtain if we entered into a joint venture with an outside third party.

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

      We currently have two properties under development at the Howard Hughes Center in Los Angeles, California. The estimated total costs for these two properties is approximately $154.1 million. In addition, we have preliminary architectural designs completed for additional build-to-suit buildings at the Howard Hughes Center and have completed preliminary designs on a build-to-suit office building at our Long Beach Airport Business Park, but do not intend to commence construction on any of these projects until development plans and budgets are finalized and build-to-suit tenant leases are signed with terms allowing us to achieve yields commensurate with the project’s development risk. We also intend to review, from time to time, other opportunities for developing and constructing office buildings and other commercial properties in accordance with our development and underwriting policies.

      We expect to finance our development activities over the next 24 months through net cash provided by operating activities, proceeds from asset sales or proceeds from our lines of credit.

      Risks associated with our development activities may include:

•	abandonment of development opportunities due to a lack of financing or other reasons;

•	construction costs of a property exceeding original estimates, possibly making the property uneconomical;

•	occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;

•	construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs; and

•	development activities would also be subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations.

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

      As of December 31, 2001, we had total debt of approximately $1.25 billion, consisting of approximately $573 million in secured debt and approximately $678 million of unsecured debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      Our substantial indebtedness could:

•	require us to dedicate a substantial portion of our cash flow to pay our debt, thereby reducing the availability of our cash flow to fund distributions, working capital, capital expenditures, acquisition and development activity and other business purposes;

•	make it more difficult for us to satisfy our debt obligations;

•	limit our ability to refinance our debt and obtain additional debt financing; and

•	increase our vulnerability to general adverse economic and real estate industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and the real estate industry.

We may be able to incur substantially more debt which would increase the risks associated with our substantial leverage.

      Despite current indebtedness levels, we may still be able to incur substantially more debt in the future. Neither the limited partnership agreement of our operating partnership nor our governing documents limit the amount or the percentage of indebtedness that we may incur. We may borrow up to a maximum of $360 million under our three lines of credit. In addition, we have the option to increase our $275 million unsecured line of credit by $50 million. If we exercised the option, we would be able to borrow up to $410 million under our three lines of credit. As of December 31, 2001, we had the ability to borrow an additional approximately $179.6 million under these three lines of credit. If new debt is added to our current debt levels, the related risks that we now face could intensify and could increase the risk of default on our indebtedness.

Scheduled debt payments could adversely affect our financial condition.

      Our cash flow could be insufficient to meet required payments of principal and interest when due. In addition, we may not be able to refinance existing indebtedness, which in virtually all cases requires substantial principal payments at maturity, and, if we can refinance, the terms of the refinancing might not be as favorable as the terms of our existing indebtedness. As of December 31, 2001, approximately $77.6 million of principal will be coming due over the next twelve months. If principal payments cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt and continue to service and repay our debt obligations.

Rises in interest rates could adversely affect our financial condition.

      An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt which rise and fall upon changes in interest rates. At December 31, 2001, approximately 14% of our debt was variable rate debt. Increases in interest rates would also impact the refinancing of our fixed rate debt. If interest rates are higher when our fixed debt becomes due, we may be forced to borrow at the higher rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt, including the exchange notes. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable. As of December 31, 2001, we were not a party to any such agreements.

Many of our properties are subject to mortgage financing which could result in foreclosure if we are unable to pay or refinance the mortgages when due.

      We currently have outstanding five mortgage financings totaling $554.6 million that are secured by 67 of our properties. The properties in each of these financings are fully cross-collateralized and cross-defaulted. To the extent two or more mortgages are cross-defaulted, a default in one mortgage will trigger a default in the other mortgages. The cross-defaults can give the lender a number of remedies depending on the circumstances such as the right to increase the interest rate, demand additional collateral, accelerate the maturity date of the mortgages or foreclose on and sell the properties. To the extent two or more mortgages are cross-collateralized, a default in one mortgage will allow the mortgage lender to foreclose upon and sell the properties that are not the primary collateral for the loan in default. Four additional properties are subject to single property mortgages totaling approximately $18.9 million at December 31, 2001. If we are unable to meet our obligations under these mortgages, we could be forced to pay higher interest rates or provide additional collateral or the properties subject to the mortgages could be foreclosed upon and sold, which could have a material adverse effect on us and our ability to pay or refinance our debt obligations.

Tax Risks

Our desire to qualify as a REIT restricts our ability to accumulate cash that might be used in future periods to make debt payments or to fund future growth.

      In order to qualify as a REIT and avoid federal income tax liability, we must distribute to our stockholders at least 90% of our net taxable income, excluding net capital gain, and to avoid income taxation, our distributions must not be less than 100% of our net taxable income, including capital gains. To avoid excise tax liability, our distributions to our stockholders for the year must exceed the sum of 85% of its ordinary income, 95% of its capital gain net income, and any undistributed taxable income from prior years. As a result of these distribution requirements, we do not expect to accumulate significant amounts of cash. Accordingly, these distributions could significantly reduce the cash available to us in subsequent periods to make payments on our debt obligations and to fund future growth.

Our operating partnership intends to qualify as a partnership, but we cannot guarantee that it will qualify.

      Our operating partnership intends to qualify as a partnership for federal income tax purposes. However, if the operating partnership were a “publicly traded partnership,” it would be treated as a corporation instead of a partnership for federal income tax purposes unless at least 90% of its income is qualifying income as defined in the Internal Revenue Code. The income requirements applicable to REITs and the definition of “qualifying income” for purposes of this 90% test are similar in most respects. Qualifying income for the 90% test generally includes passive income, such as specified types of real property rents, dividends and interest. We believe that the operating partnership would meet this 90% test, but we cannot guarantee that it would. If the operating partnership were to be taxed as a corporation, it would incur substantial tax liabilities and we would fail to qualify as a REIT for federal income tax purposes.

We may suffer adverse tax consequences and be unable to attract capital if we fail to qualify as a REIT.

      We believe that since our taxable year ended December 31, 1996, we have been organized and operated, and intend to continue to operate, so as to qualify for taxation as a REIT under the Internal Revenue Code. Although we believe that we have been and will continue to be organized and have operated and will continue to operate so as to qualify for taxation as a REIT, we cannot assure you that we have been or will continue to be organized or operated in a manner so as to qualify or remain so qualified. For us to qualify as a REIT, we must satisfy numerous requirements established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations and tests regarding various factual matters and circumstances not entirely within Arden Realty’s control. The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT, like us, that hold our assets through an investment in a partnership. No assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of qualification. We are, however, not aware of any pending legislation that would adversely affect our ability to operate as a REIT. Our qualification and taxation as a REIT depends on our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, the various qualification tests imposed under the Internal Revenue Code, the results of which have not been and will not be reviewed by our tax counsel.

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

      Certain provisions of our charter and bylaws as well as our stockholder rights plan, which is described below, may delay, defer or prevent a third party from making offers to acquire us or control over us. For example, such provisions may:

•	deter tender offers for our common stock, which offers may be attractive to the stockholders; and

•	deter purchases of large blocks of common stock, thereby limiting the opportunity for stockholders to receive a premium for their common stock over then-prevailing market prices.

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

      In August 1998, we declared a dividend distribution of one preferred share purchase right on each outstanding share of our common stock pursuant to a stockholder plan. Subject to limited exceptions, these rights will be exercisable if a person or group acquires 15% or more of our common stock or announces a tender offer for 15% or more of our common stock. Under certain circumstances, each right will entitle stockholders to buy one one-hundredth of a share of our newly created Class A Junior Participating Preferred Stock at an exercise price of $75. Our Board of Directors will be entitled to redeem the rights at $.01 per right at any time before a person has acquired 15% or more of the outstanding common stock. The rights plan will expire in August 2008.

      Each right entitles its holder to purchase, at the right’s then-current exercise price, a number of our common shares having a market value at that time of twice the right’s exercise price. Rights held by the person or group seeking to acquire 15% or more of our common stock will become void and will not be exercisable to purchase shares at the bargain purchase price. If we are acquired in a merger or other business combination transaction which has not been approved by our Board of Directors, each right will entitle its holder to purchase, at the right’s then-current exercise price, a number of the acquiring company’s common shares having a market value at that time of twice the right’s exercise price.

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

      Under federal, state and local environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at the property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under these laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. These costs may be substantial, and the presence of these substances, or the failure to remediate the contamination on the property, may adversely affect the owner’s ability to sell or rent the property or to borrow against the property. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at the disposal or treatment facility, whether or not the facility is owned or operated by that person. Some laws create a lien on the contaminated site in favor of the government for damages and costs incurred in connection with the contamination. Finally, third parties may have claims against the owner of the site based on damages and costs resulting from environmental contamination emanating from that site.

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

      In the past few years, independent environmental consultants have conducted or updated Phase I environmental assessments and other environmental investigations as appropriate at some of our properties. The environmental site assessments and investigations have identified a total of 28 properties in our portfolio, representing approximately 28.35% of the total rentable square feet in the portfolio, affected by environmental concerns. These environmental concerns include properties that may be impacted by known or suspected (a) contamination caused by third party sources or (b) soil and/or groundwater contamination which has been remediated, and (c) those containing underground storage tanks or asbestos.

      Of these properties, one is believed to be affected by contamination caused by third party sources and also houses an underground storage tank, four (4) contain friable asbestos, twelve (12) contain non-friable asbestos, and eleven (11) house underground storage tanks only. The property affected by contamination is primarily affected by petroleum and solvent substances, and a third party has indemnified us for any and all problems associated with this contamination. With regard to those properties affected by asbestos, asbestos does not pose a health hazard if it is not disturbed in such a way to cause an airborne release of asbestos. Asbestos is friable when it can be crumbled, pulverized or reduced to powder by hand pressure, and non-friable when hand pressure cannot release encapsulated asbestos fibers. Friable asbestos is more likely to be released into the air than no-friable asbestos. We manage all asbestos in ways that minimize its potential to become airborne or otherwise threaten human health. Regarding underground storage tanks, subsurface leakage of the materials contained within the tank constitutes the primary risk posed by these devices. We comply with all applicable laws, including double-wall construction, testing protocols, placement of tanks within bermed areas, and the installation of leak and spill detection equipment, to minimize the risks posed by underground storage tanks.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

      The information required by Part III is incorporated by reference from our definitive proxy statement for our 2002 Annual Meeting of Stockholders.

ITEM 10. Directors and Executive Officers of the Registrant

      The information contained in the section captioned “Proposal I; Election of Directors” of the proxy statement is incorporated herein by reference.

ITEM 11. Executive Compensation

      The information contained in the section captioned “Executive Compensation” of the definitive proxy statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      The information contained in the section captioned “Principal and Management Stockholders” of the definitive proxy statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

      The information contained in the section captioned “Certain Relationships and Related Transactions” of the definitive proxy statement is incorporated herein by reference.

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

(b) Reports on Form 8-K

      We filed the following report on Form 8-K during the quarter ended December 31, 2001.

Date of Filing	Items Reported	Financial Statement

November 9, 2001	5	No

      Form 8-K was filed on November 9, 2001. Under Item 5 — Other Events, we reported that our operating partnership placed $150 million of 7.0% senior unsecured notes due November 2007.

(c) Exhibits

Exhibit
Number	Description

3.1*	Amended and Restated Articles of Incorporation as filed as an exhibit to Arden Realty Registration Statement on Form S-11 (No. 333-8163).
3.2*	Articles Supplementary of Class A Junior Participating Preferred Stock as filed as an exhibit to the current report on Form 8-K, dated August 26, 1998.
3.3*	Articles Supplementary of the 8 5/8 Series B Cumulative Redeemable Preferred Stock dated September 7, 1999, filed as an exhibit to Arden Realty’s 10-K dated March 27, 2000.
3.4*	By-laws of Registrant as filed as an exhibit to Arden Realty’s on Form S-11 (No. 333-8163).
3.5*	Certificate of Amendment of the By-laws of Arden Realty dated July 14, 1998, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q dated August 14, 1998.
3.6*	Certificate of Amendment of the Bylaws of Arden Realty dated March 17, 2000, filed as an exhibit on Form 10-Q dated May 11, 2000.
4.1*	Rights Agreement, dated August 14, 1998, between Arden Realty and The Bank of New York, as filed as an exhibit to Arden Realty’s current report on Form 8-K dated August 26, 1998.
4.2*	Indenture between Arden Realty Limited Partnership and The Bank of New York, as trustee, dated March 14, 2000 as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-35406).
4.3*	Form of Arden Realty Limited Partnership’s unsecured 8.875% senior note due 2005, dated March 17, 2000 filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-35406).
4.4*	Form of Arden Realty Limited Partnership’s unsecured 9.150% senior note due 2010, dated March 17, 2000 filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-35406).
4.5*	Form of Arden Realty Limited Partnership’s unsecured 8.50% senior note due 2010, dated November 20, 2000 as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-53376).
4.6*	Form of Arden Realty Limited Partnership’s 7.00% Note due 2007, dated November 9, 2002 as filed as an exhibit to Arden Realty Limited Partnership’s current report on Form 8-K filed with the Commission on November 9, 2001.
4.7	Officers’ certificate dated March 17, 2000 with respect to the terms of Arden Realty Limited Partnership’s 8.875% senior note due 2005 and 9.150% Senior Notes due 2010.
4.8	Officers’ certificate dated November 20, 2000 with respect to the terms of Arden Realty Limited Partnership’s 8.50% Senior Notes due 2010.
4.9*	Officer’s certificate dated November 9, 2001 with respect to the terms of Arden Realty Limited Partnership’s 7.00% Note due 2007, filed as an exhibit to Arden Realty Limited Partnership’s current report on Form 8-K filed with the Commission on November 9, 2001.
10.1*†	1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty’s registration statement on Form S-11 (No. 333-8163).
10.2*†	Amendment Number 1 to the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty’s Schedule 14A filed with the Commission on June 23, 1998.
10.3*†	Form of Officers and Directors Indemnification Agreement as filed as an exhibit to Arden Realty’s registration statement on Form S-11 (No. 333-8163).
10.4*	Loan Agreement dated June 8, 1998 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation filed as an exhibit to Arden Realty’s quarterly report of Form 10-Q filed with the Commission on August 14, 1998.

Exhibit
Number	Description

10.5*	Mortgage Note, dated June 8, 1998 for $136,100,000 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company, and Lehman Brothers Realty Corporation, a Delaware corporation. (Exhibit B. to Exhibit 10.4 above).
10.6*	Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.4 above).
10.7*	Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to Exhibit 10.4 above).
10.8*	Deed of Trust, Assignment of Rents and Leases, Security Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance III, L.L.C. as Grantor, to Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.9*	Assignment of Leases and Rents dated June 8, 1998, by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.10*	Collateral Assignment of Management Agreement and Subordination Agreement dated as of June 8, 1998 among Arden Realty Finance III, L.L.C., a Delaware limited liability company (“Borrower”), Lehman Brothers Realty Corporation, a Delaware corporation, (“Lender”), and Arden Realty Limited Partnership, a Maryland limited partnership (“Manager”), filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.11*	Security Agreement is entered into as of June 8, 1998 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.12*	Environmental Indemnity Agreement dated June 8, 1998 by Arden Realty Finance III, L.L.C., a Delaware limited liability company, in favor of Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.13*	Letter agreement between Lehman Brothers Realty Corporation, Arden Realty Finance III, L.L.C., Arden Realty and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.14*	Loan Agreement by and between Arden Realty Finance IV, LLC, a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.15*	Mortgage Note, dated June 8, 1998 for $100,600,000 by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Maker”), and Lehman Brothers Realty Corporation, a Delaware corporation (Exhibit B to Exhibit 10.14 above).
10.16*	Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.14 above).
10.17*	Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to Exhibit 10.14 above).
10.18*	Deed of Trust, Assignment of Rents and Leases, Security Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance IV, L.L.C. as Grantor, to Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.19*	Assignment of Leases and Rents dated June 8, 1998, by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Assignor”), and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns (“Assignee”), filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

Exhibit
Number	Description

10.20*	Collateral Assignment of Management Agreement and Subordination Agreement dated as of June 8, 1998 among Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Borrower”), Lehman Brothers Realty Corporation, a Delaware corporation, (“Lender”), and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.21*	Security Agreement is entered into as of June 8, 1998 by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Debtor”), and Lehman Brothers Realty Corporation, a Delaware corporation (“Secured Party”), filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.22*	Environmental Indemnity Agreement dated June 8, 1998 by Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Indemnitor”), in favor of Lehman Brothers Realty Corporation, a Delaware corporation (“Lender”), filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.23*	Letter agreement between Lehman Brothers Realty Corporation, Arden Realty Finance IV, L.L.C., Arden Realty and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.24*†	Amended and Restated Employment Agreement dated August 4, 1998, between Arden Realty and Mr. Herbert Porter, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q/ A filed with the Commission on December 15, 1998.
10.25*†	Amended and Restated Employment Agreement dated January 1, 1999, between Arden Realty and Mr. Robert Peddicord, filed as a exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 8, 2000.
10.26*	Miscellaneous Rights Agreement among Arden Realty, Arden Realty Limited Partnership, NAMIZ, Inc. and Mr. Ziman, filed as an exhibit to Arden Realty’s registration statement on Form S-II (No. 333-8163).
10.27*	Credit Facility documentation consisting of Second Amended and Restated Revolving Credit Agreement by and among Arden Realty Limited Partnership and a group of banks led by Wells Fargo Bank as filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on May 12, 2000.
10.28*	Mortgage Financing documentation consisting of Loan Agreement by and between Arden Realty’s special purpose financing subsidiary and Lehman Brothers Realty Corporation (the Loan Agreement includes the Mortgage Note, Deed of Trust, and form of Tenant Estoppel Certificate and Agreement as exhibits) as filed as an exhibit to Arden Realty’s registration statement of Form S-11 (No. 333-30059).
10.29*	Promissory Note, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty’s current report Form 8-K filed with the Commission on April 20, 1999.
10.30*	Deed of Trust and Security Agreement, dated as of March 30, 1999, with Arden Realty Finance V, L.L.C. as the Trustor and Massachusetts Mutual Life Insurance Company as the Beneficiary filed as an exhibit to Arden Realty’s current report on Form 8-K filed with the Commission on April 20, 1999.
10.31*	Assignment of Leases and Rents, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty’s current report on Form 8-K filed with the Commission on April 20, 1999.
10.32*	Subordination of Management Agreement, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V. L.L.C. filed as an exhibit to Arden Realty’s current report on Form 8-K filed with the Commission on April 20, 1999.
10.33*	Environmental Indemnification and Hold Harmless Agreement, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty’s current report on Form 8-K filed with the Commission on April 20, 1999.

Exhibit
Number	Description

10.34*	Senior Unsecured Credit Agreement between Arden Realty Limited Partnership and Lehman Brothers Inc. dated July 27, 2000 filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on November 12, 2000.
10.35*†	Amended and Restated Employment Agreement dated May 27, 1999, between Arden Realty and Mr. Randy J. Noblitt as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-53376).
10.36*†	Amended and Restated Employment Agreement dated July 27, 2000, by and between Arden Realty and Mr. Richard S. Ziman as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-53376).
10.37*†	Amended and Restated Employment Agreement dated July 27, 2000, by and between Arden Realty and Mr. Victor J. Coleman as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-53376).
10.38*†	Amendment to the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty’s Schedule 14A filed with the Commission on April 25, 2000.
12.1	Statement regarding computation of ratios.
21.1*	Subsidiaries of Arden Realty Limited Partnership as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-53376).
23.1	Consent of independent auditors.

(*)	Incorporated by reference.

(†)	Management contract or compensatory plan or arrangement required to be identified by Item 14(a)3.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

ARDEN REALTY, INC.

By:	/s/ RICHARD S. ZIMAN

Richard S. Ziman
Chairman of the Board
and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD S. ZIMAN Richard S. Ziman	Chairman of the Board, Chief Executive Officer and Director	March 29, 2002

/s/ VICTOR J. COLEMAN Victor J. Coleman	President, Chief Operating Officer and Director	March 29, 2002

/s/ ANDREW J. SOBEL Andrew J. Sobel	Executive Vice President Strategic Planning and Operations	March 29, 2002

/s/ RICHARD S. DAVIS Richard S. Davis	Senior Vice President, and Chief Financial Officer	March 29, 2002

/s/ LARRY S. FLAX Larry S. Flax	Director	March 29, 2002

/s/ CARL D. COVITZ Carl D. Covitz	Director	March 29, 2002

/s/ PETER S. GOLD Peter S. Gold	Director	March 29, 2002

/s/ STEVEN C. GOOD Steven C. Good	Director	March 29, 2002

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Arden Realty, Inc.

      We have audited the accompanying consolidated balance sheets of Arden Realty, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the management of Arden Realty, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arden Realty, Inc. at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Los Angeles, California

January 30, 2002

ARDEN REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,

	2001	2000

Assets
Commercial properties:
Land	$447,753	$466,426
Buildings and improvements	1,975,427	1,985,950
Tenant improvements and leasing costs	251,201	225,620

	2,674,381	2,677,996
Less: accumulated depreciation	(293,385)	(227,463)

	2,380,996	2,450,533
Properties under development	133,012	93,384
Properties held for disposition, net	108,972	59,649

Net investment in real estate	2,622,980	2,603,566
Cash and cash equivalents	37,041	5,432
Restricted cash	18,768	19,367
Rent and other receivables, net of allowance of $3,770 and $1,705 at December 31, 2001 and 2000, respectively	9,685	13,198
Mortgage notes receivable, net of discount of $1,096 and $1,555 at December 31, 2001 and 2000, respectively	13,495	13,761
Deferred rent	38,989	31,588
Prepaid financing costs, expenses and other assets, net of accumulated amortization of $8,774 and $5,456 at December 31, 2001 and 2000, respectively	20,485	18,685

Total assets	$2,761,443	$2,705,597

Liabilities and Stockholders’ Equity
Mortgage loans payable	$573,452	$576,055
Unsecured lines of credit	180,350	253,350
Unsecured senior notes, net of discount	497,681	348,364
Accounts payable and accrued expenses	43,002	37,415
Security deposits	19,683	19,470
Dividends payable	31,408	29,596

Total liabilities	1,345,576	1,264,250
Minority interests	78,661	86,176
Stockholders’ Equity
Preferred stock, $.01 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 64,098,110 and 63,646,871 issued and outstanding, respectively	641	637
Additional paid-in capital	1,345,698	1,363,407
Deferred compensation	(9,133)	(8,873)

Total stockholders’ equity	1,337,206	1,355,171

Total liabilities and stockholders’ equity	$2,761,443	$2,705,597

See accompanying notes to financial statements.

ARDEN REALTY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Years Ended
	December 31,

	2001	2000	1999

Revenue	$418,525	$384,590	$337,853
Property operating expenses	122,576	110,917	101,284

	295,949	273,673	236,569
General and administrative	12,143	9,336	7,393
Interest	84,195	78,406	60,239
Depreciation and amortization	101,819	87,267	69,837
Interest and other income	(2,941)	(3,527)	(2,822)

Income before gain and minority interest	100,733	102,191	101,922
Gain on sale of property	4,591	2,132	—

Income before minority interest	105,324	104,323	101,922
Minority interest	(7,565)	(7,613)	(5,296)

Net income	$97,759	$96,710	$96,626

Net income per common share:
Basic	$1.53	$1.53	$1.53

Diluted	$1.53	$1.52	$1.53

Weighted average number of common shares:
Basic	63,754	63,408	63,016

Diluted	64,014	63,598	63,072

See accompanying notes to financial statements.

ARDEN REALTY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional				Total
			Paid in	Retained	Deferred	Notes Receivable	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	From Officers	Equity

Balance at January 1, 1999	62,407,737	$624	$1,374,813	$—	$—	$(2,047)	$1,373,390
OP units converted	951,240	9	19,233	—	—	—	19,242
Preferred partnership units issuance costs	—	—	(1,000)	—	—	—	(1,000)
Interest on notes receivable from officers	—	—	—	—	—	(120)	(120)
Net income	—	—	—	96,626	—	—	96,626
Dividends declared and payable	—	—	(15,754)	(96,626)	—	—	(112,380)

Balance at December 31, 1999	63,358,977	633	1,377,292	—	—	(2,167)	1,375,758

Surrender of restricted stock by officers	(85,106)	—	(1,920)	—	—	—	(1,920)
Notes and interest receivable from officers	—	—	—	—	—	2,167	2,167
Stock compensation	373,000	4	9,455	—	(9,459)	—	—
Amortization of stock compensation	—	—	—	—	586	—	586
Preferred partnership units issuance costs	—	—	(119)	—	—	—	(119)
Net income	—	—	—	96,710	—	—	96,710
Dividends declared and payable	—	—	(21,301)	(96,710)	—	—	(118,011)

Balance at December 31, 2000	63,646,871	637	1,363,407	—	(8,873)	—	1,355,171

OP units converted	335,573	3	6,583	—	—	—	6,586
Stock options exercised	21,166	—	463	—	—	—	463
Stock compensation	94,500	1	2,532	—	(2,533)	—	—
Amortization of stock compensation	—	—	—	—	2,273	—	2,273
Net income	—	—	—	97,759	—	—	97,759
Dividends declared and payable	—	—	(27,287)	(97,759)	—	—	(125,046)

Balance at December 31, 2001	64,098,110	$641	$1,345,698	$—	$(9,133)	$—	$1,337,206

See accompanying notes to financial statements.

ARDEN REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	December 31,

	2001	2000	1999

Operating Activities:
Net income	$97,759	$96,710	$96,626
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	7,565	7,613	5,296
Depreciation and amortization	101,819	87,267	69,837
Amortization of loan costs and fees	3,568	3,568	2,868
Gain on sale of property	(4,591)	(2,132)	—
Amortization of deferred compensation	1,938	586	—
Changes in operating assets and liabilities:
Rent and other receivables	3,775	(1,080)	(2,279)
Deferred rent	(7,401)	(7,656)	(6,928)
Prepaid financing costs, expenses and other assets	(4,366)	(7,480)	(1,456)
Accounts payable and accrued expenses	4,388	11,359	4,250
Security deposits	213	3,397	2,140

Net cash provided by operating activities	204,667	192,152	170,354

Investing Activities:
Acquisitions and improvements to commercial properties	(161,785)	(227,707)	(283,574)
Proceeds from sales of properties	45,931	11,683	—

Net cash used in investing activities	(115,854)	(216,024)	(283,574)

Financing Activities:
Proceeds from mortgage loans	—	45,052	310,038
Repayment of mortgage loans	(2,603)	(209,804)	(113,259)
Proceeds from unsecured lines of credit	140,500	238,000	209,661
Repayments of unsecured lines of credit	(213,500)	(273,500)	(217,261)
Proceeds from issuances of unsecured senior notes, net of discount	149,064	348,364	—
Decrease(Increase) in restricted cash	599	(854)	(6,104)
Proceeds from issuance of common stock, net of offering costs	463	—	—
Distributions to and contributions from minority interests, net	(4,182)	(3,968)	(4,629)
Distributions to preferred operating partnership units holder	(4,312)	(4,312)	(1,354)
Dividends paid	(123,233)	(116,611)	(110,394)
Proceeds from issuance of preferred operating partnership units	—	—	50,000
Preferred operating partnership units issuance cost	—	(119)	(1,000)

Net cash (used in) provided by financing activities	(57,204)	22,248	115,698

Net increase (decrease) in cash and cash equivalents	31,609	(1,624)	2,478
Cash and cash equivalents at beginning of period	5,432	7,056	4,578

Cash and cash equivalents at end of period	$37,041	$5,432	$7,056

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amount capitalized	$83,809	$70,139	$58,365

See accompanying notes to financial statements.

ARDEN REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. Business

  Description of Business

      The terms “Arden Realty”, “us”, “we” and “our” as used in these financial statements refer to Arden Realty, Inc. We are a self-administered and self-managed real estate investment trust, or REIT, that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California.

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

      As of December 31, 2001, our portfolio consisted of 133 primarily suburban office properties containing approximately 18.2 million net rentable square feet and two properties with approximately 566,000 net rentable square feet under development. As of December 31, 2001, our properties were 92.2% occupied.

 2. Basis of Presentation and Summary of Significant Accounting Policies

  Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Arden Realty, the operating partnership, and our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      The minority interests at December 31, 2001 and December 31, 2000 consisted of limited partnership interests in the operating partnership of approximately 2.8% and 3.3%, respectively, exclusive of ownership interests of our preferred units holders.

  Risks and Uncertainties

      The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  Commercial Properties

      Our properties are stated at depreciated cost. When indicators of impairment exist, write-downs to estimated fair value would be recognized if a property’s estimated undiscounted future cash flows, before interest charges, are less than its book value. Properties held for disposition are carried at the lower of depreciated cost or fair value. Based on our assessment, no write-downs to estimated fair value were necessary as of December 31, 2001 and 2000, respectively.

      Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest, real estate taxes, insurance and other development related costs incurred during construction periods are capitalized and depreciated on the same basis as the related assets.

      Repair and maintenance costs are charged to expenses as incurred and significant replacements and betterments are capitalized. Repairs and maintenance costs include all costs that do not extend the useful life of a an asset or increase its operating efficiency. Significant replacements and betterments represent costs that extend an asset’s useful life or increase its operating efficiency.

      Depreciation is calculated under the straight-line method using depreciable lives of ten to forty seven years for building and building improvements and five-year lives for furniture, fixtures and equipment. Amortization of tenant improvements is calculated using the straight-line method over the term of the related lease.

      The carrying amount of all commercial properties is evaluated periodically to determine if adjustment to the useful life is warranted. During 2001, the useful lives of certain building and building improvements were adjusted to more accurately reflect their estimated usefulness. The effect of this change in estimate in 2001 was an increase to net income of approximately $10.1 million or $0.16 per common share. This change in estimate did not have an impact on our 2001 cash flows.

      Costs associated with leasing properties are capitalized and amortized to expense on a straight-line basis over the related lease term.

  Cash Equivalents

      Cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired.

  Restricted Cash

      Restricted cash at December 31, 2001 and 2000 primarily consists of $13.7 million and $13.9 million, respectively, in cash deposits as required by certain of our mortgage loans payable and $5.1 million and $5.5 million, respectively, in impound accounts for real estate taxes and insurance, as required by certain of our mortgage loans payable.

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

  Income Taxes

      We generally will not be subject to federal income taxes as long as we continue to qualify as a REIT. A REIT will generally not be subject to federal income taxation on that portion of income that qualifies as REIT taxable income and to the extent that it distributes such taxable income to its stockholders and complies with certain requirements. As a REIT, we are allowed to reduce taxable income by all or a portion of distributions to stockholders and must distribute at least 90% of our taxable income to qualify as a REIT. As dividends have eliminated taxable income, and compliance with certain requirements have been met, no Federal income tax provision has been reflected in the accompanying consolidated financial statements. State income tax requirements are essentially the equivalent of the Federal rules.

      During 2001, 2000 and 1999, we declared dividends of $1.96, $1.86 and 1.78 per share, respectively.

  Fair Value of Financial Instruments

      Our disclosures of estimated fair value of financial instruments at December 31, 2001 and 2000, respectively, were determined using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

      Our cash equivalents, mortgage notes receivable, unsecured lines of credit, accounts payable and other financial instruments are carried at amounts that reasonably approximate their fair value amounts.

      The estimated fair value of our mortgage loans payable as unsecured senior notes is as follows (in thousands):

	December 31, 2001		December 31, 2000

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Mortgage loans payable	$573,452	$580,799	$576,055	$576,780

Unsecured senior notes	$497,681	$516,273	$348,364	$367,904

      The estimated fair value is based on interest rates available at each of the dates presented for issuance of debt with similar terms and remaining maturities. The estimated fair value amounts of our notes payable above are not necessarily indicative of the amounts that we could realize in a current market exchange.

  New Accounting Standards

      In June 1998, June 1999 and June 2000, respectively, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of Statement No. 133,” and Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of Statement No. 133.” These statements outline the accounting treatment for all derivative activity. We adopted on January 1, 2001 Statement No. 133 and its adoption did not have a significant effect on our consolidated results of operations or financial position.

      In August 2001, the Financial Accounting Standards Board issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement provides guidance in differentiating and accounting for assets held and used, held for sale and held for disposal other than by sale. We will adopt Statement No. 144 effective January 1, 2002 and do not expect its adoption to significantly impact our consolidated result of operations or financial position.

 3. Commercial Properties

  Acquisitions

      We did not acquire any properties in 2001.

  Dispositions

      The following table sets forth information regarding our disposition activities during 2001.

				Property		Sales Price
Property	County	Submarket	Date of Sale	Type	Square Feet	(in thousands)

One Venture	Orange County	South County	May 1, 2001	Office	43,324	$8,200
Ontario Airport Commerce Center	San Bernardino	Ontario	May 1, 2001	Industrial	213,127	11,000
Rancho Plaza	Los Angeles	Simi/Conejo Valley	Sept. 28, 2001	Office	24,057	3,100
Hunter Business Center	Riverside	Inland Empire East	Sept. 28, 2001	Office	106,782	4,900
Thousand Oaks Plaza	Los Angeles	Simi/Conejo Valley	Nov. 21, 2001	Office	13,434	2,100
Temecula Portfolio(1)	San Bernardino	Temecula	Dec. 20, 2001	Office/ Industrial	172,200	18,500

Total					572,924	$47,800

(1)	Portfolio sold consists of three office properties (Tower Plaza I, Tower Plaza II and Tower Plaza III) and two industrial properties (Highlands I and Highlands II).

  Properties held for Disposition

      As of December 31, 2001 properties held for disposition consist of eleven properties representing approximately 923,000 rentable square feet and at December 31, 2000 it consisted of nine properties containing approximately 551,000 rentable square feet and one land parcel. There were no properties held for disposition in 1999.

      The table below summarizes the results of operations for these properties for the years ended December 31, 2001 and 2000 as follows (in thousands):

	2001	2000

Revenue	$19,638	$8,509
Property operating expenses	(6,361)	(2,491)

Net operating income	13,277	6,018
Depreciation and amortization	(699)	(319)
Interest	—	(367)

	$12,578	$5,332

      Due to market conditions beyond our control, it is difficult to predict the actual timing and amount of these asset sales. At the time any such sales proceeds are realized, we expect to redeploy such amounts into investments that we believe will generate higher long-term value, which may include development of office buildings, acquisitions or repurchase of our common stock.

  Capitalized Interest

      We capitalize interest and taxes related to buildings under construction and renovation to the extent those assets qualify for capitalization.

      Total interest incurred and the amount capitalized for the years ended December 31, 2001, 2000, and 1999 were as follows (in thousands):

	2001	2000	1999

Total interest incurred	$93,290	$91,052	$69,826
Interest capitalized	(9,095)	(12,646)	(9,587)

Interest expensed	$84,195	$78,406	$60,239

  Future Minimum Lease Payments

      Future minimum lease payments to be received under noncancelable operating leases existing as of December 31, 2001, are as follows (in thousands):

2002	$317,399
2003	269,336
2004	211,827
2005	153,180
2006	103,714
Thereafter	288,714

      The above future minimum lease payments do not include payments received for tenant reimbursements of specified operating expenses.

      We lease the land underlying the office buildings or parking structures at six of our buildings. Ground lease expense, including amounts netted against parking revenues, was approximately $2.9 million, $2.3 million and $1.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum ground lease payments due under existing ground leases are as follows (in thousands):

2002	$1,754
2003	1,754
2004	1,785
2005	1,815
2006	1,840
Thereafter	114,666

 4. Mortgage Notes Receivable

      In September 1997, we purchased two mortgage notes receivable, secured by a single commercial office property, with an aggregate balance of approximately $17.6 million, for approximately $14.4 million. The notes bear interest at the Eleventh District Cost of Funds (as defined) plus 3.25% per annum, require monthly payments of principal, interest, and additional net cash flow from the office property and mature on May 31, 2004. These notes had an effective interest rate of 10.02% at December 31, 2001 including the amortization of the purchase discount.

 5. Mortgage Loans and Unsecured Indebtedness

      A summary of mortgage loans payable, unsecured lines of credit and unsecured senior notes is as follows:

					Number
					of
			Stated Annual		Properties	Maturity
	December 31,	December 31,	Interest Rate at	Rate	Securing	Month/
Type of Debt	2001	2000	December 31, 2001	Fixed/Floating	Loan	Year

	(in thousands)
Mortgage Loans Payable:
Fixed Rate
Mortgage Financing I(1)	$175,000	$175,000	7.52%	Fixed	18	6/04
Mortgage Financing III(2)	136,100	136,100	6.74%	Fixed	22	4/08
Mortgage Financing IV(2)	111,200	111,200	6.61%	Fixed	12	4/08
Mortgage Financing V(3)	110,253	112,212	6.94%	Fixed	12	4/09
Mortgage Financing VI(3)	22,036	22,241	7.54%	Fixed	3	4/09
Activity Business Center(3)	7,737	7,881	8.85%	Fixed	1	5/06
145 South Fairfax(3)	3,987	4,021	8.93%	Fixed	1	1/27
Marin Corporate Center(3)	2,966	3,071	9.00%	Fixed	1	7/15
Conejo Business Center(3)	2,911	3,017	8.75%	Fixed	(Note 4)	7/15
Conejo Business Center(3)	1,262	1,312	7.88%	Fixed	(Note 4)	7/15

	573,452	576,055
Unsecured Lines of Credit:
Floating Rate
Wells Fargo(1)	105,350	172,350	3.09%	LIBOR + 1.15%	—	4/03
				(Note 5)
Lehman Brothers(1) and (6)	75,000	75,000	3.35%	LIBOR + 1.30%	—	7/02
City National Bank(1)	—	6,000	—	Prime Rate — 0.875%	—	8/02

	180,350	253,350
Unsecured Senior Notes:
Fixed Rate
2005 Notes(7)	199,667	199,564	8.88%	Fixed	—	3/05
2010 Notes(7)	49,663	49,622	9.15%	Fixed	—	3/10
2010 Notes(7)	99,262	99,178	8.50%	Fixed	—	11/10
2007 Notes(7)	149,089	—	7.00%	Fixed	—	11/07

	497,681	348,364

Total Debt	$1,251,483	$1,177,769

(1)	Requires monthly payments of interest only, with outstanding principal balance due upon maturity.

(2)	Requires monthly payments of interest only for five years and monthly payments of principal and interest thereafter.

(3)	Requires monthly payments of principal and interest.

(4)	Both mortgage loans are secured by the Conejo Business Center property.

(5)	This line of credit also has an annual 25 bp facility fee on the entire $275 million commitment amount.

(6)	This line of credit has a one-year extension option.

(7)	Requires semi-annual interest payments only, with principal balance due upon maturity.

  Unsecured Lines of Credit

      We have an unsecured line of credit with a group of banks led by Wells Fargo. This line of credit provides for borrowing up to $275 million with an option to increase the amount to $325 million and bears interest at a rate ranging between LIBOR plus 1.15% and LIBOR plus 1.80% (including an annual facility fee ranging from .20% to .40% based on the aggregate amount of the facility), depending on our unsecured debt rating. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the lenders on this line of credit may bid on the interest rate to be charged for up to $137.5 million of the unsecured line of credit. Under certain circumstances, we also have the option to convert the interest rate on this line of credit to the greater of the Federal Funds rate plus 0.5% or Wells

Fargo’s prime rate. This line of credit matures in April 2003. As of December 31, 2001, there was approximately $105.4 million outstanding on this line of credit and approximately $169.6 million was available for additional borrowings.

      This line of credit is subject to customary conditions to borrowing; contains representations, warranties and defaults customary in REIT financings; and contains financial covenants, including requirements for a minimum tangible net worth, maximum liabilities to asset values, and minimum interest, unsecured interest and fixed charge coverage ratios, all calculated as defined in the Wells Fargo line of credit documentation, and requirements to maintain a pool of unencumbered properties that meet certain defined characteristics and are approved by the group of banks led by Wells Fargo. This line of credit also contains restrictions on, among other things, indebtedness, investments, distributions, liens and mergers. Proceeds from this line of credit have been used to provide funds for tenant improvements and capital expenditures and to provide for working capital and other purposes.

      We also have a $75 million unsecured line of credit with Lehman Brothers. Borrowings on this line of credit bear interest at a rate ranging between LIBOR plus 1.05% and LIBOR plus 1.70%, depending on our unsecured debt rating. We also have the option to convert the interest rate to the prime rate plus 0.5%. This line of credit matures in July 2002 with an option to extend the maturity date for one year. As of December 31, 2001, there was $75 million outstanding on this line of credit.

      We also have an unsecured line of credit with a total commitment of $10 million from City National Bank. This line of credit accrues interest at the City National Bank Prime Rate less 0.875% and is scheduled to mature on August 1, 2002. Proceeds from this line of credit are used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of December 31, 2001, there was no outstanding balance on this line of credit and $10 million was available for additional borrowings.

  Unsecured Senior Notes

      On June 27, 2001, we and our operating partnership filed a Form S-3 shelf registration statement with the Securities and Exchange Commission, or SEC, providing for the issuance of up to $400 million of debt securities by the operating partnership and up to $257.2 million of our $.01 par value common stock or our $.01 par value preferred stock. The terms of these securities will be determined at the time of any debt or equity offering. This registration statement was declared effective by the SEC on July 24, 2001.

      On November 9, 2001, our operating partnership completed a public offering of $150 million, 7.00% unsecured notes due 2007, from the shelf registration statement, with interest payable semi-annually on May 15 and November 15 of each year. The net proceeds from this offering were used to reduce the outstanding balance on our Wells Fargo unsecured line of credit.

      Following is a summary of scheduled principal payments for our total debt outstanding as of December 31, 2001 (in thousands):

Year Ended
December 31,	Amount

2002	$77,578
2003	110,648
2004	182,062
2005	207,678
2006	15,063
Thereafter	658,454

$1,251,483

 6. Stockholders’ Equity

      During 2001 and 2000, we issued a total of 94,500 and 373,000, respectively, in restricted stock awards to several key executive officers. The restriction on these restricted stock awards prohibits the sale or transfer of such shares. At the time of their issuance, these restricted stock awards began vesting equally on the anniversary date of the awards over four years for 100,000 shares and over five years for 367,500 shares. We recorded deferred compensation charges of approximately $2.5 million and $9.5 million during 2001 and 2000, respectively, based on the market value of these shares on the date of award in the accompanying consolidated statement of stockholders’ equity and began amortizing such charges on a straight-line basis over the restriction period for each award. In 2001 and 2000, we recorded approximately $1.9 million and $586,000, respectively, in non-cash compensation expense related to these restricted stock awards.

      On September 7, 1999, our operating partnership completed a $50 million private placement of 8 5/8% Series B Cumulative Redeemable Preferred operating partnership units, or Preferred OP Units, to an institutional investor. The Preferred OP Units are callable by us after five years and are exchangeable after ten years by the holder into our 8 5/8% Series B Cumulative Redeemable Preferred Stock, on a one-for-one basis. The Preferred OP Units have no stated maturity or mandatory redemption and are subordinate to all debt. We used the net proceeds from this private placement to repay a portion of our lines of credit.

      An operating partnership Unit, or OP Unit, and a share of common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the operating partnership. An OP Unit may be redeemed for cash or, at our election, for shares of common stock on a one-for-one basis.

      A dividend was declared on December 5, 2001 to stockholders of record on December 28, 2001 of $0.49 per common share, for the quarter ended December 31, 2001. This dividend was paid on January 23, 2002. Arden Realty declared dividends of $1.96 per common share for the year ended December 31, 2001.

 7. Commitments and Contingencies

  Capital Commitments

      As of December 31, 2001, we had approximately $9.2 million outstanding in capital commitments related to tenant improvements, renovation costs and general property-related capital expenditures.

  Litigation

      We are presently subject to various lawsuits, claims and proceedings of a nature considered normal to our ordinary course of business. We expect most of these legal proceedings to be covered by our liability insurance. The most significant of these contingencies not covered by insurance is described below.

      In December 2001, the owner of the entertainment center at our Howard Hughes Center project asserted a claim against us for indemnification arising out of a Los Angeles Superior Court judgment against them, which invalidated a transfer of in-lieu credits that Arden Realty made in August of 1999 as part of our sale of the land for the entertainment center. The value of these in-lieu credits was approximately $6.0 million and were transferred to satisfy certain Transportation Impact Assessment fees related to the entertainment center. The owner of the entertainment center is currently appealing the judgment.

      Based on our review of the current facts and circumstances and advice of our outside counsel, we are not able to express an opinion as to the ultimate outcome of this matter. However, we do not believe that the resolution of this matter or any of our ongoing legal proceedings will have a material adverse effect on our consolidated results of operations, cash flow or financial position.

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

 8. Related Party Transactions

  Promissory Notes Receivable from Officers

      On July 19, 2001 and September 28, 2001, four officers executed promissory notes totaling approximately $416,000 primarily for the purpose of meeting payroll taxes due upon the vesting of stock grants. These notes mature between July 19, 2006 and September 28, 2011 and bear interest at an annual rate of between 5.75% and 6.00%. These loans are personally guaranteed by the respective officers and are included as part of other receivables in our balance sheet at December 31, 2001. See footnote 13.

 9. Revenue from Rental Operations and Property Operating Expenses

      Revenue from rental operations and property operating expenses for the years ended December 31, 2001, 2000 and 1999 are summarized as follows (in thousands):

	2001	2000	1999

Revenue From Rental Operations:
Scheduled Rents	$346,414	$320,383	$285,008
Straight-line Rents	9,208	8,077	7,680
Tenant reimbursements	22,732	16,371	13,863
Parking, net of expenses	22,025	18,348	14,384
Other rental operations	18,146	21,411	16,918

	418,525	384,590	337,853

Property Operating Expenses:
Repairs and maintenance	36,715	35,390	32,902
Utilities	33,894	29,872	28,305
Real estate taxes	29,404	26,808	23,167
Insurance	5,727	4,203	3,993
Ground rent	1,885	1,214	891
Administrative	14,951	13,430	12,026

	122,576	110,917	101,284

	$295,949	$273,673	$236,569

10. Earnings Per Share

      The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2001, 2000 and 1999 (in thousands, except per share amounts):

	2001	2000	1999

Net income	$97,759	$96,710	$96,626

Weighted average shares — basic	63,754	63,408	63,016
Weighted average dilutive stock options	260	190	56

Weighted average shares — diluted	64,014	63,598	63,072

Basic net income per share	$1.53	$1.53	$1.53

Diluted net income per share	$1.53	$1.52	$1.53

11. Stock Option Plan

      We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for our employee and directors stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of employee and director stock options we granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      We established a stock option plan for the purpose of attracting and retaining executive officers, directors and other key employees. As of December 31, 2001, 6,500,000 of our authorized shares of common stock have been reserved for issuance under that plan.

      All holders of the above options have a ten-year period to exercise such options and all options were granted at exercise prices equal to the market prices at the date of the grant.

      Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if we had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rate of 4.39%, 6.13% and 6.67%, dividend yield of 7.60%, 7.75% and 5.79% and a volatility factor of the expected market price of our common stock of .191, .198 and .245. The weighted average expected life of the options ranges between seven and 10 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and director stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Our pro forma information for the years ended December 31, 2001, 2000 and 1999 follows (in thousands, except earnings per share information):

	2001	2000	1999

Pro forma net income	$95,660	$92,266	$92,490

Pro forma net income per share	$1.49	$1.45	$1.46

      A summary of Arden Realty’s stock option activity, and related information for the years ended December 31, 2001, 2000 and 1999 follows:

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000s)	Price	(000s)	Price	(000s)	Price

Outstanding, beginning of period	4,083	$24.40	3,599	$23.98	2,899	$24.99
Granted	381	26.80	1,367	25.05	710	19.27
Exercised	(21)	21.89	(373)	25.17	—	—
Forfeited	(32)	24.43	(510)	25.38	(10)	25.94

Outstanding at end of year	4,411	$24.53	4,083	$24.40	3,599	$23.98

Exercisable at end of the period	3,353	$24.61	2,529	$24.89	1,617	$24.67

Weighted-average fair value of options granted	$1.49		$2.13		$3.35

      Exercise prices for options outstanding as of December 31, 2001 ranged from $19.13 to $32.25. The weighted average remaining contractual life of those options is 5.5 years.

12. Employee Retirement Savings Plan

      Effective June 12, 1997, we adopted a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Internal Revenue Code. The plan provides for matching contributions by us, which amounted to approximately $803,000 in 2001, $517,000 in 2000 and $385,000 in 1999. Plan participants are immediately vested in their contributions and are vested equally over four years in matching contributions by us.

13. Subsequent Event — Unaudited

      In February 2002, two of the officers with promissory notes made in 2001 totaling approximately $125,000 described in Footnote 8 above repaid their notes in full, including accrued interest.

      In March 2002, Mr. Andrew Sobel, our Executive Vice President — Strategic Planning and Operations replaced a note payable to us in the amount of $194,936 with an annual interest rate of 6.56% due on February 18, 2002 with a new note for the same principal amount, bearing annual interest at LIBOR +1.10% and maturing on February 18, 2007.

     Dividend Declaration

      On March 14, 2002, we declared a first quarter dividend of $0.505 per share to stockholders of record on March 29, 2002.

14. Quarterly Results

      Following is a quarterly summary of our revenue and expenses for the years ended December 31, 2001, 2000 and 1999. Revenue and expenses may fluctuate significantly from quarter to quarter due to our development, renovation, acquisition and sales activity (unaudited).

	For the Quarter Ended (in thousands, except share amounts)

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

Revenue	$103,121	$102,980	$105,831	$106,593
Property operating expenses	(29,842)	(29,274)	(32,016)	(31,444)
General and administrative	(2,866)	(2,716)	(2,505)	(4,056)
Interest expense	(21,158)	(21,081)	(20,819)	(21,137)
Depreciation and amortization	(24,146)	(24,176)	(25,854)	(27,643)
Interest and other income	861	764	706	610
Gain on sale of properties	—	3,551	24	1,016
Minority interests	(1,897)	(2,031)	(1,878)	(1,759)

Net Income	$24,073	$28,017	$23,489	$22,180

Net income per share:
Basic	$0.38	$0.44	$0.37	$0.35

Diluted	$0.38	$0.44	$0.37	$0.35

	For the Quarter Ended (in thousands, except share amounts)

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000

Revenue	$89,678	$92,856	$99,031	$103,025
Property operating expenses	(25,347)	(26,721)	(29,516)	(29,333)
General and administrative	(1,821)	(1,838)	(2,297)	(3,380)
Interest expense	(17,852)	(18,770)	(20,345)	(21,439)
Depreciation and amortization	(20,147)	(21,277)	(22,528)	(23,315)
Interest and other income	855	770	948	954
Gain on sale of property	—	—	—	2,132
Minority interest	(1,875)	(1,822)	(1,921)	(1,995)

Net income	$23,491	$23,198	$23,372	$26,649

Net income per share:
Basic	$0.37	$0.37	$0.37	$0.42

Diluted	$0.37	$0.37	$0.37	$0.42

	For the Quarter Ended (in thousands, except share amounts)

	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999

Revenue	$79,336	$82,712	$86,723	$89,082
Property operating expenses	(23,510)	(24,444)	(26,744)	(26,586)
General and administrative	(1,496)	(1,687)	(1,832)	(2,378)
Interest expense	(13,183)	(14,455)	(16,047)	(16,554)
Depreciation and amortization	(16,215)	(17,173)	(17,810)	(18,639)
Interest and other income	670	671	751	730
Minority interests	(1,211)	(971)	(1,120)	(1,994)

Net Income	$24,391	$24,653	$23,921	$23,661

Net income per share:
Basic	$.39	$.39	$.38	$.37

Diluted	$.39	$.39	$.38	$.37

15. Schedule of Commercial Properties and Accumulated Depreciation

December 31, 2001
(in thousands, except square foot data)

		Initial Costs		Basis Step Up

			Buildings		Buildings	Costs Capitalized
	Square		and		and	Subsequent to
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)

Century Park Center	243,404	$7,189	$16,742	$—	$—	$10,376
Beverly Atrium	59,650	4,127	11,513	117	328	3,055
Woodland Hills	224,955	6,566	14,754	365	880	7,022
Anaheim City Centre	175,391	515	11,199	94	2,075	4,850
425 West Broadway	71,589	1,500	4,436	305	918	2,730
1950 Sawtelle	103,106	1,988	7,263	—	—	2,199
Bristol Plaza	84,014	1,820	3,380	257	485	2,692
16000 Ventura	174,841	1,700	17,189	185	1,929	4,622
5000 East Spring	163,358	—	11,658	—	424	3,296
70 South Lake	100,133	1,360	9,097	—	—	2,893
Westwood Terrace	135,943	2,103	16,850	—	—	2,746
Westlake — 5601 Lindero	105,830	2,576	6,067	—	—	2,699
6100 Wilshire	202,704	1,200	19,902	—	—	4,980
Calabasas Commerce Center	126,771	1,262	9,725	—	—	2,182
Long Beach Airport — DF&G	272,013	—	14,452	—	—	501
Skyview Center	391,675	6,514	33,701	—	—	5,906
400 Corporate Pointe	164,598	3,382	17,527	75	390	3,591
5832 Bolsa	49,355	690	3,526	15	80	1,616
9665 Wilshire	158,684	6,697	22,230	139	473	8,468
701 B. Street	540,413	3,722	35,184	64	625	13,137
100 Broadway	191,727	4,570	15,255	—	—	2,017
Norwalk	122,175	4,508	5,532	—	—	4,302
303 Glenoaks	175,289	6,500	18,132	—	—	3,568
10351 Santa Monica	96,251	3,080	7,906	—	—	1,386
2730 Wilshire	55,080	3,515	5,944	—	—	1,772

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Costs

		Buildings
		and		Accumulated			Year Built/
	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated

Century Park Center	$7,189	$27,118	$34,307	$6,320	$—		1972
Beverly Atrium	4,244	14,896	19,140	3,489	5,268	(3)	1989
Woodland Hills	6,931	22,656	29,587	5,750	14,564	(3)	1972/95
Anaheim City Centre	609	18,124	18,733	4,569	8,914	(3)	1986
425 West Broadway	1,805	8,084	9,889	1,611	4,734	(3)	1984
1950 Sawtelle	1,988	9,462	11,450	2,163	6,855	(3)	1988/95
Bristol Plaza	2,077	6,557	8,634	1,699	4,082	(3)	1982
16000 Ventura	1,885	23,740	25,625	4,824	11,634	(3)	1980/96
5000 East Spring	—	15,378	15,378	3,311	—		1989/95
70 South Lake	1,360	11,990	13,350	2,228	6,677	(3)	1982/94
Westwood Terrace	2,103	19,596	21,699	3,687	—		1988
Westlake — 5601 Lindero	2,576	8,766	11,342	1,981	6,225	(3)	1989
6100 Wilshire	1,200	24,882	26,082	4,910	11,566	(3)	1986
Calabasas Commerce Center	1,262	11,907	13,169	2,442	8,103	(3)	1990
Long Beach Airport — DF&G	—	14,953	14,953	2,331	—		1987/95
Skyview Center	6,514	39,607	46,121	7,502	27,604	(3)	1981/87/95
400 Corporate Pointe	3,457	21,508	24,965	3,751	15,583	(3)	1987
5832 Bolsa	705	5,222	5,927	843	2,675	(3)	1985
9665 Wilshire	6,836	31,171	38,007	5,371	—		1972/92/93
701 B. Street	3,786	48,946	52,732	10,267	—		1982/96
100 Broadway	4,570	17,272	21,842	2,979	15,120	(3)	1987/96
Norwalk	4,508	9,834	14,342	1,626	7,186	(3)	1978
303 Glenoaks	6,500	21,700	28,200	3,231	13,104	(3)	1983/96
10351 Santa Monica	3,080	9,292	12,372	1,359	5,541	(3)	1984
2730 Wilshire	3,515	7,716	11,231	1,276	4,770	(3)	1985

		Initial Costs		Basis Step Up

			Buildings		Buildings	Costs Capitalized
	Square		and		and	Subsequent to
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)

Grand Avenue Plaza	81,448	620	2,832	—	—	4,512
Burbank Executive Plaza	60,395	1,100	4,384	—	—	2,219
California Federal Building	81,243	1,500	5,981	—	—	1,710
Center Promenade	174,837	2,310	9,266	—	—	3,338
Los Angeles Corporate Center	389,293	26,781	15,139	—	—	11,250
5200 West Century	310,910	2,080	9,360	—	—	20,923
15250 Ventura	110,641	2,560	10,257	—	—	3,413
10350 Santa Monica	42,292	861	3,456	—	—	792
535 N. Brand Blvd	109,187	1,600	8,427	—	—	12,793
10780 Santa Monica	92,486	2,625	7,997	—	—	1,680
California Twin Center	155,189	4,680	14,877	—	—	2,747
Whittier	135,415	3,575	10,798	—	—	2,006
6800 Owensmouth	80,014	1,725	5,851	—	—	1,195
Clarendon Crest	43,063	1,300	3,951	—	—	325
Noble Professional Center	51,828	1,657	5,096	—	—	987
South Bay Centre	202,830	4,775	14,365	—	—	4,167
8383 Wilshire	417,463	13,570	45,505	—	—	10,148
Parkway Center I	61,333	1,480	5,941	—	—	985
Centerpointe La Palma	597,550	16,011	64,400	—	—	6,122
299 N. Euclid	73,522	1,050	6,110	—	—	5,522
2800 28th Street	103,506	2,937	9,063	—	—	2,639
Harbor Corporate Center	63,925	870	3,538	—	—	875
1000 Town Center	107,656	2,800	11,260	—	—	977
Mariner Court	105,436	2,350	9,461	—	—	1,847
Pacific Gateway II	223,731	6,287	19,191	—	—	6,091
1821 Dyer	115,061	1,808	5,474	—	—	4,190

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Costs

		Buildings
		and		Accumulated			Year Built/
	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated

Grand Avenue Plaza	620	7,344	7,964	2,020	5,864	(3)	1980
Burbank Executive Plaza	1,100	6,603	7,703	2,009	4,188	(3)	1978/83
California Federal Building	1,500	7,691	9,191	544	4,188	(3)	1978/83
Center Promenade	2,310	12,604	14,914	2,039	—		1982
Los Angeles Corporate Center	26,781	26,389	53,170	4,856	21,043	(3)	1986
5200 West Century	2,080	30,283	32,363	4,789	—		1982
15250 Ventura	2,560	13,670	16,230	2,171	—		1970/90-91
10350 Santa Monica	861	4,248	5,109	656	2,280	(3)	1979
535 N. Brand Blvd	1,600	21,220	22,820	2,391	—		1973/92/2000
10780 Santa Monica	2,625	9,677	12,302	1,637	—		1984
California Twin Center	4,680	17,624	22,304	2,723	—		1983
Whittier	3,575	12,804	16,379	1,982	—		1967/82
6800 Owensmouth	1,725	7,046	8,771	905	—		1986
Clarendon Crest	1,300	4,276	5,576	577	3,210	(3)	1990
Noble Professional Center	1,657	6,083	7,740	924	3,580	(3)	1985/93
South Bay Centre	4,775	18,532	23,307	2,576	13,230	(3)	1984
8383 Wilshire	13,570	55,653	69,223	8,463	—		1971/93
Parkway Center I	1,480	6,926	8,406	1,009	5,029	(3)	1992/95
Centerpointe La Palma	16,011	70,522	86,533	9,966	33,831	(3)	1986/88/90
299 N. Euclid	1,050	11,632	12,682	1,879	—		1983
2800 28th Street	2,937	11,702	14,639	1,787	—		1979
Harbor Corporate Center	870	4,413	5,283	603	—		1985
1000 Town Center	2,800	12,237	15,037	1,544	—		1989
Mariner Court	2,350	11,308	13,658	1,711	7,095	(3)	1989
Pacific Gateway II	6,287	25,282	31,569	3,869	—		1982/90
1821 Dyer	1,808	9,664	11,472	967	—		1980/88

		Initial Costs		Basis Step Up

			Buildings		Buildings	Costs Capitalized
	Square		and		and	Subsequent to
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)

Crown Cabot Financial	172,900	7,056	21,360	—	—	7,753
120 South Spalding	60,656	2,775	8,544	—	—	6,014
South Bay Tech	104,815	1,600	4,782	—	—	1,552
1370 Valley Vista	84,081	2,698	8,141	—	—	1,450
Renaissance Court	61,245	1,580	5,477	—	—	1,307
Foremost Professional Plaza	60,534	2,049	6,196	—	—	844
Northpoint	104,235	1,800	20,272	—	—	1,545
Pennsfield Plaza	21,202	800	2,383	—	—	422
Conejo Business Center	69,017	2,489	7,359	—	—	986
Marin Corporate Center	51,360	1,956	5,915	—	—	713
145 South Fairfax	53,994	1,825	5,551	—	—	1,338
Bernardo Regency	47,916	1,625	4,937	—	—	919
City Centre	302,519	8,250	24,951	—	—	3,800
Wilshire Pacific Plaza	100,122	3,750	11,317	—	—	3,477
Glendale Corporate Center	108,209	2,750	12,734	—	—	1,640
World Savings Center	469,115	—	110,382	—	—	12,664
Beverly Sunset Medical Plaza	139,711	7,180	21,666	—	—	7,385
Sunset Point Plaza	58,105	2,075	6,362	—	—	952
Activity Business Center	167,045	3,650	11,303	—	—	1,218
Westlake Gardens I	49,639	1,831	5,550	—	—	2,123
9100 Wilshire Boulevard	326,227	16,250	48,950	—	—	7,913
Westwood Center	313,000	3,159	24,920	—	—	77,289
1919 Santa Monica	43,796	2,580	7,772	—	—	616
600 Corporate Pointe	273,339	8,575	35,325	—	—	5,196
150 East Colorado	61,168	1,988	5,841	—	—	1,715

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Costs

		Buildings
		and		Accumulated			Year Built/
	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated

Crown Cabot Financial	7,056	29,113	36,169	3,949	—		1989
120 South Spalding	2,775	14,558	17,333	2,446	8,461	(3)	1984
South Bay Tech	1,600	6,334	7,934	1,137	—		1984
1370 Valley Vista	2,698	9,591	12,289	1,232	5,532	(3)	1988
Renaissance Court	1,580	6,784	8,364	473	—		1981/92
Foremost Professional Plaza	2,049	7,040	9,089	951	—		1992
Northpoint	1,800	21,817	23,617	2,993	—		1991
Pennsfield Plaza	800	2,805	3,605	232	—		1989
Conejo Business Center	2,489	8,345	10,834	534	4,173		1991
Marin Corporate Center	1,956	6,628	8,584	407	2,966		1986
145 South Fairfax	1,825	6,889	8,714	703	3,987		1984
Bernardo Regency	1,625	5,856	7,481	798	—		1986
City Centre	8,250	28,751	37,001	3,224	—		1982
Wilshire Pacific Plaza	3,750	14,794	18,544	2,186	—		1976/87
Glendale Corporate Center	2,750	14,374	17,124	1,839	—		1985
World Savings Center	—	123,046	123,046	15,227	—		1983
Beverly Sunset Medical Plaza	7,180	29,051	36,231	3,306	—		1963/92-95
Sunset Point Plaza	2,075	7,314	9,389	952	3,452	(3)	1988
Activity Business Center	3,650	12,521	16,171	1,455	7,737		1987
Westlake Gardens I	1,831	7,673	9,504	1,141	—		1998
9100 Wilshire Boulevard	16,250	56,863	73,113	7,499	—		1971/90
Westwood Center	3,159	102,209	105,368	3,525	—		1965/2000
1919 Santa Monica	2,580	8,388	10,968	896	3,724	(3)	1991
600 Corporate Pointe	8,575	40,521	49,096	4,592	17,692	(3)	1989
150 East Colorado	1,988	7,556	9,544	926	4,937	(3)	1979/97

		Initial Costs		Basis Step Up

			Buildings		Buildings	Costs Capitalized
	Square		and		and	Subsequent to
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)

5161 Lankershim	178,317	5,016	25,568	—	—	3,471
1501 Hughes Way	77,060	1,348	4,058	—	—	3,301
3901 Via Oro	53,195	692	2,081	—	—	1,729
Huntington Beach Plaza I & II	52,186	1,109	3,317	—	—	686
Fountain Valley Plaza	107,252	2,949	9,377	—	—	2,300
3300 Irvine Avenue	74,224	2,215	6,697	—	—	1,478
Von Karman Corporate Center	451,477	11,513	34,783	—	—	9,167
1503 South Coast	60,605	1,570	4,731	—	—	648
625 The City	139,806	4,792	14,470	—	—	2,246
Orange Financial Center	305,439	10,379	34,415	—	—	7,193
Lambert Office Plaza	32,807	1,095	3,296	—	—	643
Carlsbad Corporate Center	125,000	3,722	15,061	—	—	3,129
Balboa Corporate Center	69,890	2,759	8,303	—	—	(126)
Panorama Corporate Center	133,149	6,512	19,593	—	—	351
Ruffin Corporate Center	45,059	1,766	5,315	—	—	(36)
Skypark Office Plaza	202,164	5,733	21,608	—	—	2,327
Governor Park Plaza	104,065	3,382	10,177	—	—	2,270
5120 Shoreham	37,759	1,224	4,073	—	—	188
Morehouse Tech Center	181,207	6,841	21,067	—	—	3,162
Torreyanna Science Park	81,204	5,035	15,148	—	—	352
Waples Tech Center	28,119	1,010	3,027	—	—	746
10251 Vista Sorrento	69,386	1,839	7,202	—	—	204

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Costs

		Buildings
		and		Accumulated			Year Built/
	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated

5161 Lankershim	5,016	29,039	34,055	3,807	13,573	(3)	1985/97
1501 Hughes Way	1,348	7,359	8,707	1,006	—		1983/97
3901 Via Oro	692	3,810	4,502	1,045	—		1986/97
Huntington Beach Plaza I & II	1,109	4,003	5,112	517	1,509	(3)	1984/96
Fountain Valley Plaza	2,949	11,677	14,626	1,688	4,833	(3)	1982
3300 Irvine Avenue	2,215	8,175	10,390	1,087	3,244	(3)	1981/97
Von Karman Corporate Center	11,513	43,950	55,463	5,984	19,108	(3)	1981/84
1503 South Coast	1,570	5,379	6,949	571	2,262	(3)	1979/97
625 The City	4,792	16,716	21,508	2,166	7,055	(3)	1985/97
Orange Financial Center	10,379	41,608	51,987	5,386	18,184	(3)	1985/95
Lambert Office Plaza	1,095	3,939	5,034	561	—		1986/97
Carlsbad Corporate Center	3,722	18,190	21,912	1,807	9,327	(3)	1996
Balboa Corporate Center	2,759	8,177	10,936	842	5,944	(3)	1990
Panorama Corporate Center	6,512	19,944	26,456	2,065	12,963	(3)	1991
Ruffin Corporate Center	1,766	5,279	7,045	546	3,547	(3)	1990
Skypark Office Plaza	5,733	23,935	29,668	2,667	—		1986
Governor Park Plaza	3,382	12,447	15,829	1,768	5,026	(3)	1986
5120 Shoreham	1,224	4,261	5,485	650	3,092	(3)	1984
Morehouse Tech Center	6,841	24,229	31,070	2,821	—		1984
Torreyanna Science Park	5,035	15,500	20,535	1,610	9,500	(3)	1980/97
Waples Tech Center	1,010	3,773	4,783	546	—		1990
10251 Vista Sorrento	1,839	7,406	9,245	772	3,882	(3)	1981/95

		Initial Costs		Basis Step Up

			Buildings		Buildings	Costs Capitalized
	Square		and		and	Subsequent to
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)

Camarillo Business Park	154,216	3,522	10,602	—	—	3,610
Centrelake Plaza	110,763	1,570	9,473	—	—	3,094
Chicago Avenue Business Park	47,482	1,223	3,687	—	—	453
Havengate Center	80,557	1,913	5,759	—	—	2,289
HDS Plaza	104,178	2,604	7,838	—	—	1,134
5702 Bolsa	27,731	589	1,775	—	—	87
5672 Bolsa	11,968	254	767	—	—	177
5632 Bolsa	21,568	458	1,381	—	—	41
Huntington Commerce Center	67,551	992	2,997	—	—	339
Savi Tech Center	341,446	8,280	24,911	—	—	3,537
Yorba Linda Business Park	167,142	2,629	7,913	—	—	664
Cymer Technology Center	155,612	5,446	16,387	—	—	2,498
Poway Industrial	112,000	1,876	5,646	—	—	178
10180 Scripps Ranch	43,560	1,165	3,507	—	—	175
Via Frontera	77,920	1,792	5,391	—	—	1,060
Westridge	48,955	1,807	5,591	—	—	693
Tower Plaza Retail	133,481	4,531	13,660	—	—	181
6060 Center Drive	241,928	1,990	—	2,303	—	59,623
Howard Hughes — Spectrum Club	36,959	2,500	7,500	—	—	36
Howard Hughes — Univision	161,650	—	—	1,529	—	42,294
11075 Santa Monica	35,696	1,225	3,746	—	—	1,475
Continental Grand Plaza	235,926	7,125	40,451	—	—	4,698
Calabasas Tech	273,526	11,513	34,591	—	—	4,891
Oceangate Tower	210,907	3,080	20,386	—	—	2,782
Lyons Plaza	61,203	2,078	6,267	—	—	895

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Costs

		Buildings
		and		Accumulated			Year Built/
	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated

Camarillo Business Park	3,522	14,212	17,734	2,075	8,628	(3)	1984/97
Centrelake Plaza	1,570	12,567	14,137	1,840	—		1989
Chicago Avenue Business Park	1,223	4,140	5,363	510	—		1986
Havengate Center	1,913	8,048	9,961	1,007	—		1985
HDS Plaza	2,604	8,972	11,576	1,147	—		1987
5702 Bolsa	589	1,862	2,451	199	941	(3)	1987/97
5672 Bolsa	254	944	1,198	152	330	(3)	1987
5632 Bolsa	458	1,422	1,880	150	845	(3)	1987
Huntington Commerce Center	992	3,336	4,328	413	1,555	(3)	1987
Savi Tech Center	8,280	28,448	36,728	3,045	14,728	(3)	1989
Yorba Linda Business Park	2,629	8,577	11,206	1,004	4,170	(3)	1988
Cymer Technology Center	5,446	18,885	24,331	1,810	10,918	(3)	1986
Poway Industrial	1,876	5,824	7,700	614	3,492	(3)	1991/96
10180 Scripps Ranch	1,165	3,682	4,847	386	1,997	(3)	1978/96
Via Frontera	1,792	6,451	8,243	894	2,875	(3)	1982/97
Westridge	1,807	6,284	8,091	740	2,972	(3)	1984/96
Tower Plaza Retail	4,531	13,841	18,372	1,638	—		1970/97
6060 Center Drive	4,293	59,623	63,916	2,043	—		2000
Howard Hughes — Spectrum Club	2,500	7,536	10,036	713	—		1993
Howard Hughes — Univision	1,529	42,294	43,823	185	—		2001
11075 Santa Monica	1,225	5,221	6,446	689	—		1983
Continental Grand Plaza	7,125	45,149	52,274	5,330	27,707	(3)	1986
Calabasas Tech	11,513	39,482	50,995	4,460	—		1990
Oceangate Tower	3,080	23,168	26,248	2,796	—		1971/93/94
Lyons Plaza	2,078	7,162	9,240	802	—		1990

		Initial Costs		Basis Step Up

			Buildings		Buildings	Costs Capitalized
	Square		and		and	Subsequent to
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)

Genesee Executive Plaza	155,820	6,750	20,178	—	—	3,089
Solar Business Center	125,132	4,250	12,770	—	—	1,088
91 Freeway Center	93,277	2,900	9,179	—	—	1,319
601 S. Glenoaks	72,524	2,450	7,519	—	—	523
Tourney Pointe	219,991	6,047	21,334	—	—	9,026
Mini Suites	—	—	—	—	—	353
Hillside Corporate Center	59,876	2,213	7,336	—	—	2,069
Westlake Gardens II	48,874	1,832	5,493	—	—	1,887
Howard Hughes Tower	313,833	5,830	47,170	—	—	5,882
2001 Wilshire Blvd	101,125	5,007	14,893	—	—	645
Howard Hughes Hotel Parcel	—	1,663	—	—	—	1,402

	18,246,900	$467,892	$1,738,599	$5,448	$8,607	$576,506

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Costs

		Buildings
		and		Accumulated			Year Built/
	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated

Genesee Executive Plaza	6,750	23,267	30,017	2,848	16,945	(3)	1984
Solar Business Center	4,250	13,858	18,108	1,523	—		1982
91 Freeway Center	2,900	10,498	13,398	1,179	—		1986/97
601 S. Glenoaks	2,450	8,042	10,492	748	5,896	(3)	1990
Tourney Pointe	6,047	30,360	36,407	2,219	—		1985/98/2000
Mini Suites	—	353	353	96	—		N/A
Hillside Corporate Center	2,213	9,405	11,618	830	—		1998
Westlake Gardens II	1,832	7,380	9,212	740	—		1999
Howard Hughes Tower	5,830	53,052	58,882	4,594	—		1987
2001 Wilshire Blvd	5,007	15,538	20,545	1,011	—		1980
Howard Hughes Hotel Parcel	1,663	1,402	3,065	—	—

	$473,340	$2,323,712	$2,797,052	$307,082	$573,452

(1)	The depreciable life for buildings and improvements ranges from ten to forty seven years. Tenant improvements and leasing costs are depreciated over the remaining term of the lease.

(2)	Amounts shown net of write-offs of fully depreciated assets and include total capitalized interest of $45.6 million.

(3)	All of these properties are collateral for our $554.6 million mortgage financings. The encumbrance allocated to an individual property is based on the related individual release price.

ARDEN REALTY, INC.

16. Schedule of Commercial Properties and Accumulated Depreciation

      The changes in our investment in commercial properties and related accumulated depreciation for each of the periods in the three years ended December 31, are as follows (in thousands):

	Arden Realty, Inc.

	For the Years Ended December 31

	2001	2000	1999

Commercial Properties:
Balance at beginning of period	$2,741,681	$2,453,370	$2,198,580
Improvements	78,580	159,163	122,127
Disposition of property	(44,773)	(10,078)	—
Write offs of fully depreciated assets	(21,412)	(13,723)	(591)
Acquisition of properties	—	—	89,800
Transfers from (to) properties under development	42,976	152,949	43,454

Balance at end of period	$2,797,052	$2,741,681	$2,453,370

Accumulated Depreciation:
Balance at beginning of period	$(231,499)	$(157,608)	$(88,863)
Depreciation for period	(100,789)	(87,126)	(68,203)
Disposition of property	3,794	531	—
Write offs of fully depreciated assets	21,412	13,723	591
Transfers to (from) properties under development	—	(1,019)	(1,133)

Balance at end of period	$(307,082)	$(231,499)	$(157,608)