Form 10-Q
period 2002-06-30
ARDEN REALTY INC
filed 2002-08-14
CIK 1013794

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

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

As of August 12, 2002 there were 64,667,719 shares of the registrant’s common stock, $0.1 par value, issued and outstanding.

ARDEN REALTY, INC.
FORM 10-Q
TABLE OF CONTENTS

                                                                                              PAGE NO.
                                                                                              --------
 PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements
                   Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
                     December 31, 2001.........................................................  3

                   Consolidated Statements of Income for the three and six months ended
                     June 30, 2002 and 2001 (unaudited)........................................  4

                   Consolidated Statements of Cash Flows for the six months ended
                     June 30, 2002 and 2001 (unaudited)........................................  5

                   Notes to Consolidated Financial Statements..................................  6

          Item 2.  Management's Discussion and Analysis of Financial

Part I.       FINANCIAL INFORMATION

Item 1.     Financial Statements

Arden Realty, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

                                                                               June 30,     December 31,
                                                                                 2002           2001
                                                                             ------------  ------------
 Assets                                                                      (unaudited)
 Investment in real estate:
    Land....................................................................  $   469,165   $   447,753
    Buildings and improvements..............................................    2,051,859     1,975,427
    Tenant improvements and leasing commissions.............................      286,490       251,201
                                                                             ------------  ------------
                                                                                2,807,514     2,674,381
    Less:  accumulated depreciation and amortization........................     (349,724)     (293,385)
                                                                             ------------  ------------
                                                                                2,457,790     2,380,996
    Properties under development............................................      148,487       133,012
    Properties held for disposition, net....................................           --       108,972
                                                                             ------------  ------------
      Net investment in real estate.........................................    2,606,277     2,622,980

 Cash and cash equivalents..................................................       14,351        37,041
 Restricted cash............................................................       18,948        18,768
 Rent and other receivables, net of allowance of $8,936 and $3,770 at
    June 30, 2002 and December 31, 2001, respectively.......................        4,494         9,685
 Mortgage notes receivable, net of discount.................................       13,149        13,495
 Deferred rent..............................................................       42,009        38,989
 Prepaid financing costs, expenses and other assets, net of amortization....       18,977        20,485
                                                                             ------------  ------------
      Total assets..........................................................  $ 2,718,205   $ 2,761,443
                                                                             ------------  ------------
                                                                             ------------  ------------

 Liabilities
 Mortgage loans payable.....................................................  $   572,082   $   573,452
 Unsecured lines of credit..................................................       88,350       180,350
 Unsecured term loan........................................................       75,000            --
 Unsecured senior notes, net of discount....................................      497,871       497,681
 Accounts payable and accrued expenses......................................       37,787        43,002
 Security deposits..........................................................       18,688        19,683
 Dividends payable..........................................................       32,649        31,408
                                                                             ------------  ------------
      Total liabilities.....................................................    1,322,427     1,345,576

 Minority interests.........................................................       75,958        78,661

 Stockholders' Equity
 Preferred stock, $0.1 par value 20,000,000 shares authorized, none issued..           --            --
 Common stock, $0.1 par value, 100,000,000 shares authorized,
    64,650,719 and 64,098,110 issued and outstanding at June 30, 2002 and
    December 31, 2001, respectively.........................................          647           641
 Additional paid-in capital.................................................    1,331,854     1,345,698
 Deferred compensation......................................................      (12,681)       (9,133)
                                                                             ------------  ------------
      Total stockholders' equity............................................    1,319,820     1,337,206
                                                                             ------------  ------------
      Total liabilities and stockholders' equity............................  $ 2,718,205   $ 2,761,443
                                                                             ------------  ------------
                                                                             ------------  ------------

 See accompanying notes to consolidated financial statements.

Arden Realty, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

                                                         Three Months Ended            Six Months Ended
                                                               June 30,                     June 30,
                                                   ---------------------------   -------------------------
                                                      2002             2001          2002           2001
                                                   ----------       ----------   ----------     ----------

Revenue......................................      $ 102,635        $ 102,980     $ 204,899      $ 206,101
Property operating expenses..................         30,918           29,274        61,144         59,116
                                                   ----------       ----------   ----------     ----------
                                                      71,717           73,706       143,755        146,985

General and administrative expenses..........          2,951            2,716         5,911          5,582
Interest expense.............................         21,584           21,081        42,981         42,239
Depreciation and amortization................         28,822           24,176        55,205         48,322
Interest and other income....................           (512)            (764)       (1,052)        (1,625)
                                                   ----------       ----------   ----------     ----------
Income before gain and minority interests....         18,872           26,497        40,710         52,467
Gain on sale of properties...................             81            3,551         1,273          3,551
                                                   ----------       ----------   ----------     ----------
Income before minority interests.............         18,953           30,048        41,983         56,018
Minority interests...........................         (1,546)          (2,031)       (3,223)        (3,928)
                                                   ----------       ----------   ----------     ----------
Net income...................................      $  17,407        $  28,017     $  38,760      $  52,090
                                                   ----------       ----------   ----------     ----------
                                                   ----------       ----------   ----------     ----------

Net income per common share:
     Basic...................................      $    0.27        $    0.44     $    0.60      $    0.82
                                                   ----------       ----------   ----------     ----------
                                                   ----------       ----------   ----------     ----------
     Diluted.................................      $    0.27        $    0.44     $    0.60      $    0.81
                                                   ----------       ----------   ----------     ----------
                                                   ----------       ----------   ----------     ----------

Weighted average common shares outstanding:
     Basic...................................         64,529           63,659        64,366         63,657
                                                   ----------       ----------   ----------     ----------
                                                   ----------       ----------   ----------     ----------
     Diluted.................................         65,106           63,964        64,836         63,919
                                                   ----------       ----------   ----------     ----------
                                                   ----------       ----------   ----------     ----------

 See accompanying notes to consolidated financial statements.

Arden Realty, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                            ------------------------

                                                                               2002         2001
                                                                            ----------    ----------
Operating Activities:
  Net income...............................................................$   38,760    $   52,090
  Adjustments to reconcile net income to net cash
    provided by operating activities:

    Minority interests.....................................................     3,223         3,928
    Gain on sale of property...............................................    (1,273)       (3,551)
    Depreciation and amortization..........................................    55,205        48,322
    Amortization of loan costs.............................................     1,901         1,753
    Non-cash compensation expense..........................................       560           850
    Changes in operating assets and liabilities:
       Rent and other receivables..........................................     5,537         1,636
       Deferred rent.......................................................    (3,020)       (3,113)
       Prepaid financing costs, expenses and other assets..................      (599)       (3,295)
       Accounts payable and accrued expenses...............................    (5,425)       (2,906)
       Security deposits...................................................      (995)          295
                                                                            ----------    ----------
  Net cash provided by operating activities................................    93,874        96,009
                                                                            ----------    ----------
Investing Activities:
  Improvements to investment in real estate.................................  (58,412)      (86,162)
  Proceeds from sale of property............................................   21,919        18,755
                                                                            ----------    ----------
  Net cash used in investing activities.....................................  (36,493)      (67,407)
                                                                            ----------    ----------
Financing Activities:
  Proceeds from term loan...................................................   75,000            --
  Repayments of mortgage loans..............................................   (1,370)       (1,317)
   Proceeds from unsecured lines of credit..................................   30,500        99,500
   Repayments of unsecured lines of credit.................................. (122,500)      (59,500)
   Proceeds from issuance of common stock...................................    6,351            89
   Distributions to preferred operating partnership unit holders............   (2,156)       (2,156)
   Increase in restricted cash..............................................     (180)         (371)
   Distributions to minority interests......................................   (1,784)       (2,071)
   Dividends paid...........................................................  (63,932)      (60,789)
                                                                            ----------    ----------
   Net cash used in financing activities....................................  (80,071)      (26,615)
                                                                            ----------    ----------
 Net increase (decrease) in cash and cash equivalents.......................  (22,690)        1,987
 Cash and cash equivalents at beginning of period...........................   37,041         5,432
                                                                            ----------    ----------
 Cash and cash equivalents at end of period.................................$  14,351     $   7,419
                                                                            ----------    ----------
                                                                            ----------    ----------

 Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest, net of amounts capitalized...$  44,961     $  42,638
                                                                            ----------    ----------
                                                                            ----------    ----------

 See accompanying notes to consolidated financial statements.

Arden Realty, Inc.
Notes to Consolidated Condensed Financial Statements
June 30, 2002
(unaudited)

      1.     Description of Business

              The terms "Arden Realty", "us", "we" and "our" as used in this report refer to Arden Realty, Inc. Through our controlling interest in Arden Realty Limited Partnership, or the Operating Partnership, and our other subsidiaries, we own, manage, lease, develop, renovate and acquire commercial office properties located in Southern California. As of June 30, 2002, our portfolio was comprised of 130 primarily suburban office properties, consisting of 214 buildings with approximately 18.0 million net rentable square feet and two properties with approximately 566,000 net rentable square feet under development. As of June 30, 2002 our properties were 89.9% occupied.

              The accompanying consolidated condensed financial statements include our accounts, and the accounts of the Operating Partnership and our other subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

              The minority interests at June 30, 2002 consisted of limited partnership interests in the Operating Partnership of approximately 2.6%, exclusive of ownership interests of the Operating Partnership's preferred unit holders.

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

      3.     New Accounting Standards

              In October 2001, the Financial Accounting Standards Board issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which is required to be adopted in fiscal years beginning after December 15, 2001. Statement No. 144 supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provide a single accounting model for long-lived assets to be disposed of. We adopted Statement No. 144 on January 1, 2002 and its adoption did not have a significant impact on our consolidated financial statements.

      4.     Property Dispositions

              The following table sets forth information regarding our disposition activities during the three and six months ended June 30, 2002.

                                                                     Property                 Sales Price
Property           County         Submarket          Date of Sale     Type      Square Feet  (in thousands)
-------------      ------         ---------          ------------   --------    -----------  --------------
Harbor Corporate   Los Angeles    Torrance          March 7, 2002    Office       63,925        $ 6,900
  Center

Renaissance Court  Los Angeles    Simi / Conejo     April 16, 2002   Office       61,245          8,300
                                     Valley

6800 Owensmouth    Los Angeles  West San Fernando   May 1, 2002      Office       80,014          8,400
                                     Valley                                      -------        -------

       Total                                                                     205,184       $ 23,600
                                                                                 -------        -------
                                                                                 -------        -------

      5.     Outstanding Indebtedness

              A summary of our outstanding indebtedness as of June 30, 2002 and December 31, 2001 is as follows:

                                                             Stated Annual
                                 June 30,                  Interest Rate at      Rate         Number of
                                   2002       December 31,   June 30, 2002      Fixed/       Properties
Type of Debt                    (unaudited)       2001        (unaudited)      Floating     Securing Loan Maturity
                                -----------   -----------  ----------------- -------------- ------------- --------
                                     (in thousands)
Mortgage Loans Payable:
Fixed Rate
Mortgage Financing I(1)....    $   175,000    $   175,000        7.52%           Fixed            18        6/04
Mortgage Financing III(2)..        136,100        136,100        6.74%           Fixed            22        4/08
Mortgage Financing IV(2)...        111,200        111,200        6.61%           Fixed            12        4/08
Mortgage Financing V(3)....        109,211        110,253        6.94%           Fixed            12        4/09
Mortgage Financing VI(3)...         21,942         22,036        7.54%           Fixed             3        4/09
Activity Business Center(3)          7,661          7,737        8.85%           Fixed             1        5/06
145 South Fairfax(3).......          3,969          3,987        8.93%           Fixed             1        1/27
Marin Corporate Center(3)..          2,909          2,966        9.00%           Fixed             1        7/15
Conejo Business Center(3)..          2,854          2,911        8.75%           Fixed       (Note 4)       7/15
Conejo Business Center(3)..          1,236          1,262        7.88%           Fixed       (Note 4)       7/15
                               -----------    -----------
                                   572,082        573,452

Unsecured Lines of Credit:
Floating Rate
Wells Fargo-$275 mm(1).....         88,350        105,350        3.03%     LIBOR + 1.15% (Note 5)  --        4/03
Lehman Brothers-$75 mm(6)..             --         75,000          --      LIBOR + 1.30%           --          --
City National Bank-$10 mm(1)            --             --          --      Prime Rate - 0.875%     --        8/03
                               -----------    -----------
                                    88,350        180,350

Unsecured Term Loan:
Floating Rate
Wells Fargo-$75 mm(1),(8)..         75,000             --        3.13%     LIBOR + 1.25%           --        6/04

Unsecured Senior Notes:
Fixed Rate
2005 Notes(7)..............        199,718        199,667        8.88%           Fixed             --        3/05
2010 Notes(7)..............         49,683         49,663        9.15%           Fixed             --        3/10
2010 Notes(7)..............         99,303         99,262        8.50%           Fixed             --       11/10
2007 Notes(7)..............        149,167        149,089        7.00%           Fixed             --       11/07
                               -----------    -----------
                                   497,871        497,681
                               -----------    -----------
   Total Debt..............    $ 1,233,303    $ 1,251,483
                               -----------    -----------
                               -----------    -----------

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
(6) This line of credit was repaid in June 2002.
(7) Requires semi-annual interest payments only, with principal balance due upon maturity.
(8) This loan has a two-year extension option.

              On June 13, 2002, our Operating Partnership closed on a $75 million unsecured term loan with Wells Fargo. This loan matures in June 2004, has a two-year extension option and bears interest at LIBOR + 1.25% during the initial term and LIBOR + 1.45% during the extension period. The proceeds from this loan were used to repay the outstanding balance on our Lehman Brothers unsecured line of credit that was scheduled to mature in July 2002.

      6.     Stockholders' Equity and Minority Interests

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

              On February 28, 2002 we issued a total of 182,500 restricted stock awards to several key executive officers. Holders of these shares have full voting rights and will receive any dividends paid but are prohibited from selling or transferring unvested shares. Of the 182,500 restricted shares awarded, 15,500 shares vest equally over three years and 167,000 vest equally over ten years. We recorded a deferred compensation charge of approximately $4.7 million, based on the market value of these shares on the date of award and will amortize the compensation charge to expense on a straight-line basis over the respective vesting periods.

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

              On June 11, 2002, we declared a quarterly dividend of $0.505 per share to stockholders of record on June 28, 2002.

      7.     Revenue from Rental Operations and Property Expenses

              Revenue from rental operations and property expenses are summarized as follows (in thousands):

                                                Three Months                          Six Months
                                               Ended June 30,                       Ended June 30,
                                     --------------------------------      ------------------------------
                                          2002            2001                  2002            2001
                                     --------------- ----------------     ---------------  --------------
                                                                (unaudited)
Revenue from Rental Operations:
   Scheduled cash rents.............   $  86,978       $  85,225            $ 174,314        $ 170,331
   Straight-line rents..............       2,135           2,149                3,785            4,510
   Tenant reimbursements............       6,347           5,352               13,297           10,902
   Parking, net of expenses ........       5,383           5,558               10,533           10,863
   Other rental operations..........       1,792           4,696                2,970            9,495
                                       ---------       ---------            ---------        ---------
                                         102,635         102,980              204,899          206,101
                                       ---------       ---------            ---------        ---------
Property Expenses:
   Repairs and maintenance..........       9,604           9,228               19,049           18,236
   Utilities........................       8,009           7,366               15,857           14,758
   Real estate taxes................       7,234           7,272               14,612           14,686
   Insurance........................       2,104           1,495                3,764            2,711
   Ground rent......................         270             233                  338            1,384
   Administrative...................       3,697           3,680                7,524            7,341
                                       ---------       ---------            ---------        ---------
                                          30,918          29,274               61,144           59,116
                                       ---------       ---------            ---------        ---------
                                       $  71,717       $  73,706            $ 143,755        $ 146,985
                                       ---------       ---------            ---------        ---------
                                       ---------       ---------            ---------        ---------

      8.     Subsequent Events

              On August 6, 2002, we acquired Gateway Towers, an office property located in Torrance, California, containing approximately 433,000 net rentable square feet for approximately $66.0 million. Gateway Towers consists of two buildings that were approximately 93% leased and includes an additional 5-acre development parcel. The proceeds for this acquisition were funded from property dispositions and borrowings under our Wells Fargo unsecured line of credit.

              On August 9, 2002, our Operating Partnership renewed and increased its unsecured line of credit with a group of banks led by Wells Fargo. The renewed line of credit provides for borrowings up to $310 million with an option to increase the amount to $350 million and bears interest at a rate ranging between LIBOR + 0.80% and LIBOR + 1.25% (including an annual facility fee ranging from 0.15% to 0.40% based on the aggregate amount of the facility) depending on the Operating Partnership's unsecured debt rating. This new credit facility replaces the previous $275 million unsecured line of credit that was scheduled to mature in April 2003. This line of credit matures in April 2006. In addition, as long as the Operating Partnership maintains an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the lenders may bid on the interest rate to be charged for up to $150.0 million of the unsecured line of credit. The Operating Partnership also has the option to convert the interest rate on this line of credit to the higher of Wells Fargo's prime rate or the Federal Funds rate plus 0.5%.

              On July 15, 2002, each non-employee director was granted 1,000 shares of restricted stock under our Stock Option and Incentive Plan as part of their annual compensation. The fair market value on the date of the grant for restricted shares was $25.09 per share. These restricted stock awards will vest equally on the anniversary date of the awards over five years.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

              The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto included in our 2001 Annual Report on Form 10-K.

              We are a self-administered and self-managed real estate investment trust that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are managed by 9 senior executive officers who have experience in the real estate industry ranging from 10 to 33 years and who collectively have an average of 19 years experience. We perform all property and development management, accounting, finance and acquisition activities and a majority of our leasing transactions with our staff of approximately 300 employees.

              As of June 30, 2002, we were Southern California's largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio was comprised of 130 primarily suburban office properties, consisting of 214 buildings with approximately 18.0 million net rentable square feet and two properties with approximately 566,000 net rentable square feet under development. As of June 30, 2002, our properties were approximately 89.9% occupied.

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

              Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001 (in thousands, except number of properties and percentages):

                                           Three Months Ended
                                                June 30,
                                       --------------------------    Dollar         Percent
                                         2002            2001        Change         Change
                                       --------        --------     --------       ---------
                                             (unaudited)
Revenue
  Revenue from rental operations:
    Scheduled cash rents............  $  86,978      $  85,225     $   1,753          2%
    Straight-line rents.............      2,135          2,149           (14)        (1)
    Tenant reimbursements...........      6,347          5,352           995         19
    Parking, net of expense.........      5,383          5,558          (175)        (3)
    Other rental operations.........      1,792          4,696        (2,904)       (62)
                                       --------        --------     --------       ---------
      Total.........................    102,635        102,980          (345)        (1)
  Interest and other income..........       512            764          (252)       (33)
                                       --------        --------     --------       ---------
      Total revenue.................  $ 103,147      $ 103,744     $    (597)        (1)%
                                       --------        --------     --------       ---------
                                       --------        --------     --------       ---------
Expenses
  Property expenses:
    Repairs and maintenance.........  $   9,604      $   9,228     $     376          4%
    Utilities.......................      8,009          7,366           643          9
    Real estate taxes...............      7,234          7,272           (38)        (1)
    Insurance.......................      2,104          1,495           609         41
    Ground rent.....................        270            233            37         16
    Administrative..................      3,697          3,680            17          1
                                       --------        --------     --------       ---------
      Total property expenses.......     30,918         29,274         1,644          6%

  General and administrative........      2,951          2,716           235          9%
  Interest..........................     21,584         21,081           503          2
  Depreciation and amortization.....     28,822         24,176         4,646         19
                                       --------        --------     --------       ---------
      Total expenses................  $  84,275      $  77,247     $   7,028          9%
                                       --------        --------     --------       ---------
                                       --------        --------     --------       ---------

Number of Properties:
  Sold during period.................        (2)            (2)
  Owned at end of period.............       130            140

Net Rentable Square Feet:
  Sold during period.................      (141)          (256)
  Owned at end of period.............    18,042         18,402

              Variances from rental operations and property expenses are discussed on the next page.

              Interest and other income decreased by approximately $252,000 for the three months ended June 30, 2002 as compared to the same period in 2001, primarily due to lower effective interest rates in 2002 on investment of our restricted cash balances required by mortgage loans.

              General and administrative expenses as a percentage of total revenues were approximately 2.9% for the three months ended June 30, 2002, as compared to approximately 2.6% for the same period in 2001.

              Interest expense increased approximately $503,000, or 2%, during the three months ended June 30, 2002, as compared to the same period in 2001. This increase was primarily due to lower interest capitalized during 2002 resulting from fewer properties under development in 2002, including ceasing the capitalization of interest in our 6080 Center Drive development property in May 2002, which was partially offset by lower effective interest rates in 2002.

              Depreciation and amortization expense increased by approximately $4.6 million or 19% during the three months ended June 30, 2002, as compared to the same period in 2001, primarily due to depreciation related to a property placed in service in the fourth quarter of 2001 and depreciation expense recorded in 2002 related to properties previously held for sale in 2001.

Variances for Revenue from Rental Operations and Property Expenses

              The decrease in revenue from rental operations and property expenses for the three months ended June 30, 2002 as compared to the same period in 2001 was primarily due to a 4.1% reduction in the average occupancy and the timing of lease termination settlements and other non-recurring items in our portfolio of 129 properties that we owned for all of the three month periods ended June 30, 2001 and 2002.

              Following is a summary of the decrease in revenue from rental operations and property operating expenses that relates to the fourteen properties that were either sold or placed in service after March 31, 2001 and for the 129 non-development properties we owned for all of the three month periods ended June 30, 2001 and 2002 (unaudited and in thousands, except for number of properties):

                                                                             Non-Development Properties
                                                      Properties Sold or        Owned for all of the
                                                      Placed in Service          Three Months Ended
                                   Total Variance    after March 31, 2001    June 30, 2002 and 2001 (1)
                                   --------------    --------------------    ---------------------------

Revenue from Rental Operations:
   Scheduled cash rents...........  $   1,753            $   1,065                 $     688
   Straight-line rents............        (14)                 618                      (632)
   Tenant reimbursements..........        995                  693                       302
   Parking, net of expenses.......       (175)                (250)                       75
   Other rental operations........     (2,904)              (1,309)                   (1,595)
                                     ---------           ----------                ----------
                                    $    (345)           $     817                 $  (1,162)
                                     ---------           ----------                ----------
                                     ---------           ----------                ----------

Property Expenses:
   Repairs and maintenance........  $     376            $     180                 $     196
   Utilities......................        643                   82                       561
   Real estate taxes..............        (38)                 108                      (146)
   Insurance......................        609                    1                       608
   Ground rent....................         37                   --                        37
   Administrative.................         17                   95                       (78)
                                     ---------           ----------                ----------
                                    $   1,644            $     466                 $   1,178
                                     ---------           ----------                ----------
                                     ---------           ----------                ----------

Other Data:
   Number of properties...........                              14                       129
   Net rentable square feet.......                           1,020                    17,880

----------

(1) See analysis for these properties below.

Same Properties

              Following is a comparison of property operating data computed under the GAAP basis and cash basis of accounting for the 129 non-development properties we owned for the entire three month periods ended June 30, 2002 and 2001 (in thousands, except number of properties and percentages):

                                              Three Months Ended
                                                   June 30,
                                        --------------------------      Dollar         Percent
                                            2002          2001          Change         Change
                                        ------------  ------------  --------------  ------------
                                                  (unaudited)
GAAP Basis:
Revenue from rental operations.........  $  97,922     $  99,084     ($  1,162)        (1.2%)
Property operating expenses............     29,651        28,473         1,178          4.1%
                                         ---------     ---------     ----------        ------
                                         $  68,271     $  70,611     ($  2,340)        (3.3%)
                                         ---------     ---------     ----------        ------
                                         ---------     ---------     ----------        ------

Cash Basis (1):

Revenue from rental operations.........  $  96,467     $  96,997     ($    530)        (0.5%)
Property operating expenses............     29,651        28,473         1,178          4.1%
                                         ---------     ---------     ----------        ------
                                         $  66,816     $  68,524     ($  1,708)        (2.5%)
                                         ---------     ---------     ----------        ------
                                         ---------     ---------     ----------        ------

Number of non-development properties...        129           129
Average occupancy......................
                                              90.3%         94.4%
Net rentable square feet...............     17,880        17,880

----------

(1) Excludes straight-line rent adjustments.

              Revenue from rental operations for these properties, computed on a GAAP basis, decreased by approximately $1.2 million, or 1.2%, during the second quarter of 2002 as compared to the same period in 2001. This decrease was primarily due to a $1.6 million decrease in revenue from other rental operations in 2002 which was partially offset by a $56,000 increase in rental revenue, a $300,000 increase in tenant reimbursements and a $75,000 increase in parking income. Revenue from other rental operations decreased primarily due to lower lease termination settlements and other non-recurring items in 2002. Rental revenue increased primarily due to rental rate growth attained on new and renewed leases which were partially offset by the decrease in average occupancy. Tenant reimbursements increased in 2002 primarily due to recovery billings for higher property expenses in 2002 as discussed below which was partially offset by the timing of prior year reconciliations. Parking income increased primarily due to increases in rates which were partially offset by the decrease in average occupancy.

              Straight-line rents for these properties in 2002 was approximately $632,000 less than in 2001. The decrease in straight-line rents in 2002 was primarily due to the turning over of straight-line rents for older leases throughout our same property portfolio and increases in our deferred rent reserves.

              Property expenses for these properties increased by approximately $1.2 million, or 4.1%, during the three months ended June 30, 2002, compared to the same period in 2001, primarily due to an approximate $561,000 increase in utility expenses and a $608,000 increase in insurance expense. The increase in utility expenses was due primarily to rate increases that went into effect in May of 2001. Insurance expense increased due to increases in industry-wide insurance rates in 2002 and premiums related to a $100 million terrorism insurance policy acquired in the second quarter of 2002. As noted above, the increase in property expenses was the primary reason for the $300,000 increase in tenant reimbursements.

              Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001 (in thousands, except number of properties and percentages):

                                                  Six Months Ended
                                                      June 30,
                                             -------------------------      Dollar        Percent
                                                2002           2001         Change        Change
                                             ----------     ----------      -------       --------
                                                    (unaudited)
Revenue
  Revenue from rental operations:
    Scheduled cash rents.................. $   174,314     $   170,331     $    3,983         2%
    Straight-line rents...................       3,785           4,510           (725)      (16)
    Tenant reimbursements.................      13,297          10,902          2,395        22
    Parking, net of expenses..............      10,533          10,863           (330)       (3)
    Other rental operations...............       2,970           9,495         (6,525)      (69)
                                           -----------     -----------     -----------      -----
                                               204,899         206,101         (1,202)       (1)
  Interest and other income...............       1,052           1,625           (573)      (35)
                                           -----------     -----------     -----------      -----
    Total revenue......................... $   205,951     $   207,726     $   (1,775)       (1)%
                                           -----------     -----------     -----------      -----
                                           -----------     -----------     -----------      -----

Expenses
  Property operating expenses:
    Repairs and maintenance............... $    19,049     $    18,236     $      813         4%
    Utilities.............................      15,857          14,758          1,099         7
    Real estate taxes.....................      14,612          14,686            (74)       (1)
    Insurance.............................       3,764           2,711          1,053        39
    Ground rent...........................         338           1,384         (1,046)      (76)
    Administrative........................       7,524           7,341            183         2
                                           -----------     -----------     -----------      -----
       Total property operating expenses..      61,144          59,116          2,028         3
  General and administrative..............       5,911           5,582            329         6

  Interest................................      42,981          42,239            742         2
  Depreciation and amortization...........      55,205          48,322          6,883        14
                                           -----------     -----------     -----------      -----
    Total expenses........................ $   165,241     $   155,259     $    9,982         6%
                                           -----------     -----------     -----------      -----
                                           -----------     -----------     -----------      -----

Number of Properties:
  Sold during period......................          (3)             (2)
  Owned at end of period..................         130             140

Net Rentable Square Feet:
  Sold during period......................        (205)           (256)
  Owned at end of period..................      18,042          18,402

              Variances from rental operations and property expenses are discussed on the next page.

              Interest and other income decreased approximately $573,000 for the six months ended June 30, 2002 as compared to the same period in 2001, primarily due to lower effective interest rates in 2002 on investment of our restricted cash balances required by mortgage loans.

              General and administrative expenses on a percentage of total revenues were approximately 2.9% for the six months ended June 30, 2002, as compared to approximately 2.7% for the same period in 2001.

              Interest expense increased approximately $742,000 or 2% during the six months ended June 30, 2002, as compared to the same period in 2001. This increase was primarily due to lower interest capitalized in 2002 resulting from fewer properties under development in 2002, including ceasing the capitalization of interest in our 6080 Center Drive development property in May 2002, which was partially offset by lower effective interest rates in 2002.

              Depreciation and amortization expense increased by approximately $6.9 million or 14% during the six months ended June 30, 2002 compared to the same period in 2001, primarily due to depreciation related to a newly developed property, capital expenditures, tenant improvements and leasing commissions placed in service subsequent to December 31, 2000 and depreciation expense recorded in 2002 related to properties previously held for sale in 2001.

Variances for Revenue from Rental Operations and Property Expenses

              The decrease in revenue from rental operations and property expenses for the six months ended June 30, 2002 as compared to the same period in 2001 was primarily due to a 3.5% reduction in the average occupancy and the timing of lease termination settlements and other non-recurring items in our portfolio of 129 properties that we owned for all of the six month periods ended June 30, 2001 and 2002.

              Following is a summary of the decrease in revenue from rental operations and property operating expenses that relates to the fourteen properties that were either sold or placed in service after December 31, 2000 and for the 129 non-development properties we owned for all of the six month periods ended June 30, 2001 and 2002 (unaudited and in thousands, except for number of properties):

                                                                                   Non-Development
                                                                                  Properties Owned
                                                       Properties Sold or          for all of the
                                                       Placed in Service          Six Months Ended
                                   Total Variance  after December 31, 2000   June 30, 2002 and 2001 (1)
                                   --------------  -----------------------   --------------------------
Revenue from Rental Operations:
   Scheduled cash rents............ $   3,983          $   2,511                 $   1,472
   Straight-line rents.............      (725)             1,095                    (1,820)
   Tenant reimbursements...........     2,395                651                     1,744
   Parking, net of expenses........      (330)              (134)                     (196)
   Other rental operations.........    (6,525)            (2,084)                   (4,441)
                                    ----------         ----------                ----------
                                    $  (1,202)         $   2,039                 $  (3,241)
                                    ----------         ----------                ----------
                                    ----------         ----------                ----------

Property Operating Expenses:
   Repairs and maintenance......... $     813          $     383                 $     430
   Utilities.......................     1,099                123                       976
   Real estate taxes...............       (74)               194                      (268)
   Insurance.......................     1,053                  3                     1,050
   Ground rent.....................    (1,046)                --                    (1,046)
   Administrative..................       183                 18                       165
                                    ----------         ----------                ----------
                                    $   2,028          $     721                 $   1,307
                                    ----------         ----------                ----------
                                    ----------         ----------                ----------

Other Data:
   Number of properties............                           14                       129
   Net rentable square feet........                        1,020                    17,880

----------

(1) See analysis for these properties below.

Same Properties

              Following is a comparison of property operating data computed under the GAAP Basis and Cash Basis for the 129 non-development properties we owned for the entire six month periods ended June 30, 2002 and 2001 (in thousands, except number of properties and percentages):

                                                Six Months Ended
                                                    June 30,
                                         ------------------------------       Dollar        Percent
                                             2002             2001            Change         Change
                                         -------------    -------------    -------------   -----------
                                                   (unaudited)
GAAP Basis:
Revenue from rental operations..........   $ 195,912        $ 199,153       ($  3,241)       (1.6%)
Property operating expenses.............      58,723           57,416           1,307         2.3
                                           ---------        ---------       ----------       ------
                                           $ 137,189        $ 141,737       ($  4,548)       (3.2%)
                                           ---------        ---------       ----------       ------
                                           ---------        ---------       ----------       ------

Cash Basis (1):

Revenue from rental operations..........   $ 193,301        $ 194,722       ($  1,421)       (0.7%)
Property operating expenses.............      58,723           57,416           1,307         2.3
                                           ---------        ---------       ----------       ------
                                           $ 134,578        $ 137,306       ($  2,728)       (2.0%)
                                           ---------        ---------       ----------       ------
                                           ---------        ---------       ----------       ------

Number of non-development properties....         129             129
Average occupancy.......................        90.9%          94.4%
Net rentable square feet................      17,880          17,880

----------

(1)  Excludes straight-line rent adjustments.

              Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $3.2 million, or 1.6%, during the first quarter of 2002 as compared to the same period in 2001. The decrease was primarily due to a $4.4 million decrease in revenue from other rental operations, a $348,000 decrease in rental revenue and a $196,000 decrease in parking income which was partially offset by a $1.7 million increase in tenant reimbursements. The decrease in revenue from other rental operations was due to lower lease termination settlements and other non-recurring items in 2002. Rental revenue decreased due to our decrease in average occupancy in 2002 that was partially offset by rent growth attained in 2002 on new and renewed leases, while parking income decreased primarily due to our average decrease in occupancy. Tenant reimbursements increased in 2002 primarily due to recovery billings for higher property expenses in 2002 as discussed below and for 2001 reconciliation billings.

              Straight-line rents for these properties in 2002 was approximately $1.8 million less than in 2001. The decrease in straight-line rents in 2002 was primarily due to the turning over of straight-line rents for older leases throughout our same property portfolio and increases in our deferred rent reserves.

              Property expenses for these properties increased by approximately $1.3 million, or 2.3%, during the six months ended June 30, 2002, compared to the same period in 2001, primarily due to a $976,000 increase in utility expenses, a $430,000 increase in repairs and maintenance and a $1.0 million increase in insurance expense in 2002 which was partially offset by a $1.0 million decrease in ground rent expense. The increase in utility expenses was due to rate increases enacted in May 2001. Repairs and maintenance increased in 2002 primarily due to increases in janitorial costs while insurance expense increased due to increases in industry-wide insurance rates in 2002 and premiums related to a $100 million terrorism insurance policy acquired in the second quarter of 2002. Ground rent expense decreased due to lower operating income from one of our properties with a participating ground lease. As noted above, the increase in property expenses was the primary reason for the $1.7 million increase in tenant reimbursements.

Liquidity and Capital Resources

Cash Flows

              Cash provided by operating activities decreased by approximately $2.1 million to $93.9 million for the six months ended June 30, 2002, as compared to $96.0 million for the same period in 2001, primarily due to the loss of operating cash flows on ten properties sold in 2001 and one property we sold in the first quarter of 2002 and two properties we sold in the second quarter of 2002 which was partially offset by a reduction in tenant receivables in 2002 as a result of our collection efforts and from cash flows for a development property placed in service in the fourth quarter of 2001.

              Cash used in investing activities decreased by approximately $30.9 million to $36.5 million for the six months ended June 30, 2002 compared to $67.4 million for the same period in 2001. This decrease was primarily due to the decrease in construction activity in 2002 as a result of our completion of a development project in the fourth quarter of 2001.

              Cash used in financing activities increased by approximately $53.4 million to $80.0 million for the six months ended June 30, 2002, as compared to $26.6 million for the same period in 2001. This increase was primarily due to the timing of borrowings and repayments under our unsecured lines of credit.

Available Borrowings, Cash Balance and Capital Resources

              We have an unsecured line of credit with a total commitment of $10 million from City National Bank. This line of credit accrues interest at the City National Bank Prime Rate less 0.875% and is scheduled to mature on August 1, 2003. Proceeds from this line of credit are used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of June 30, 2002, there was no outstanding balance on this line of credit and $10 million was available for additional borrowings.

              On March 7, 2002, we sold an approximate 64,000 square foot office property located in Torrance, California for approximately $6.9 million. On April 16, 2002, we sold an approximate 60,000 square foot office building located in Westlake, California for approximately $8.3 million. On May 1, 2002 we also completed the sale of an approximate 80,000 square foot office property located in Canoga Park, California for approximately $8.4 million. The net proceeds from these dispositions were used to reduce the outstanding balance on the Wells Fargo unsecured line of credit.

              On June 13, 2002, our Operating Partnership closed on a $75 million unsecured term loan with Wells Fargo. This loan matures in June 2004, has a two-year extension option and bears interest at LIBOR + 1.25% during the initial term and LIBOR + 1.45% during the extension period. The proceeds from this loan were used to repay the outstanding balance on the Lehman Brothers unsecured line of credit that was scheduled to mature in July 2002.

              On August 6, 2002, we acquired Gateway Towers, an office property located in Torrance, California, containing approximately 433,000 net rentable square feet for approximately $66.0 million. Gateway Towers consists of two buildings that are approximately 93% leased and includes an additional 5-acre development parcel. The proceeds for this acquisition were funded from property dispositions and borrowings under the Wells Fargo unsecured line of credit.

              On August 9, 2002, our Operating Partnership renewed and increased its unsecured line of credit with a group of banks led by Wells Fargo. The renewed line of credit provides for borrowings up to $310 million with an option to increase the amount to $350 million and bears interest at a rate ranging between LIBOR + 0.80% and LIBOR + 1.25% (including an annual facility fee ranging from 0.15% to 0.40% based on the aggregate amount of the facility) depending on the Operating Partnership's unsecured debt rating. This new credit facility replaces the previous $275 million unsecured line of credit that was scheduled to mature in April 2003. This line of credit matures in April 2006. In addition, as long as the Operating Partnership maintains an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the lenders may bid on the interest rate to be charged for up to $150.0 million of the unsecured line of credit. The Operating Partnership also has the option to convert the interest rate on this line of credit to the higher of Wells Fargo's prime rate or the Federal Funds rate plus 0.5%.

              Following is a summary of scheduled principal payments for our total debt outstanding as of June 30, 2002 (in thousands):

   Year                                                          Amount
  ------                                                       ---------

   2002................................................... $     1,398
   2003...................................................      93,648(1)
   2004...................................................     257,062
   2005...................................................     207,678
   2006...................................................      15,063
   2007...................................................     158,681
   2008...................................................     230,305
   2009...................................................     111,980
   2010...................................................     150,565
   2011...................................................         710
   Thereafter.............................................       6,213
                                                           ------------
     Total................................................ $ 1,233,303
                                                           ------------
                                                           ------------

----------

(1) Consists primarily of $88.4 million outstanding on our Wells Fargo line of credit whose maturity was extended to 2006 on August 9, 2002.

              Following is certain other information related to our outstanding indebtedness as of June 30, 2002 (in thousands, except percentage data):

Unsecured and Secured Debt:
--------------------------
                                                                             Weighted
                                                                              Average
                                          Balance           Percent        Interest Rate (1)
                                       --------------   ---------------  -------------------

Unsecured Debt......................    $   661,221             54%             7.41%
Secured Debt........................        572,082             46%             7.36%
                                        -----------           -----             -----
Total Debt..........................    $ 1,233,303            100%             7.38%
                                        -----------           -----             -----
                                        -----------           -----             -----

Floating and Fixed Rate Debt:
----------------------------
                                                                             Weighted
                                                                              Average
                                          Balance           Percent        Interest Rate (1)
                                       --------------   ---------------  -------------------

Floating Rate Debt..................    $   163,350             13%             3.97%
Fixed Rate Debt.....................      1,069,953             87%             7.91%
                                        -----------           -----             -----
Total Debt..........................    $ 1,233,303            100%             7.38%
                                        -----------           -----             -----
                                        -----------           -----             -----

----------

(1) Includes amortization of prepaid financing costs.

              Total interest incurred and the amount capitalized was as follows (unaudited and in thousands):

                                  For the Three Months Ended June 30,    For the Six Months Ended June 30,
                                  -----------------------------------    ---------------------------------
                                      2002                 2001             2002                 2001
                                  ----------           ----------        ---------           ----------
Total interest incurred.........  $  23,114            $ 23,449          $ 46,098            $ 47,195
Amount capitalized..............     (1,530)             (2,368)           (3,117)             (4,956)
                                  ----------           ---------         ---------           ---------
Amount expensed.................  $  21,584            $ 21,081          $ 42,981            $ 42,239
                                  ----------           ---------         ---------           ---------
                                  ----------           ---------         ---------           ---------

              As of June 30, 2002, we had $33.3 million in cash and cash equivalents, including $18.9 million in restricted cash. Restricted cash consisted of $13.6 million in interest bearing cash deposits required by five of our mortgage loans payable and $5.3 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

              We expect to continue meeting our short-term liquidity and capital requirements generally through net cash provided by operating activities and proceeds from our lines of credit. We believe the foregoing sources of liquidity will be sufficient to fund our short-terms liquidity needs over the next twelve months, including recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

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

Funds from Operations and Funds Available for Distribution

              The following table reflects the calculation of our funds from operations and our funds available for distribution for the three-month and six-month periods ended June 30, 2002 and 2001 (in thousands):

                                                               For the                               For the
                                                       Three Months Ended June 30,           Six Months Ended June 30,
                                                    --------------------------------     --------------------------------
                                                       2002                 2001             2002                2001
                                                    ------------        ------------     ------------        ------------
 Funds From Operations:(1)                                                      (unaudited)

   Net income.....................................  $  17,407           $  28,017        $  38,760           $  52,090
   Depreciation and amortization of real estate
     assets.......................................     28,822              24,176           55,205              48,322
   Gain on sale of properties.....................        (81)             (3,551)          (1,273)             (3,551)
   Minority interest..............................      1,546               2,031            3,223               3,928
   Income allocated to preferred units............     (1,078)             (1,078)          (2,156)             (2,156)
                                                    ------------        ------------     ------------        ------------
 Funds From Operations(2).........................  $  46,616           $  49,595        $  93,759           $  98,633
                                                    ------------        ------------     ------------        ------------
                                                    ------------        ------------     ------------        ------------

 Funds Available for Distribution:(3)

    Funds From Operations.........................  $  46,616           $  49,595        $  93,759           $  98,633
    Non-cash compensation expense.................        315                 425              560                 850
    Amortization of prepaid financing costs.......        964                 880            1,901               1,746
    Straight-line rent adjustment.................     (2,135)             (2,149)          (3,785)             (4,510)
    Capital expenditure, tenant improvement
      and leasing commission reserve..............     (9,500)             (7,800)         (18,200)            (15,500)
                                                    ------------        ------------     ------------        ------------
 Funds Available for Distribution.................  $  36,260           $  40,951        $  74,235           $  81,219
                                                    ------------        ------------     ------------        ------------
                                                    ------------        ------------     ------------        ------------

 Weighted average shares
      outstanding - Diluted.................           66,850              66,127           66,610              66,084
                                                    ------------        ------------     ------------        ------------
                                                    ------------        ------------     ------------        ------------

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

     The White Paper on funds from  operations  approved by the Board of Governors of NAREIT in April 2002 defines funds from operations as net income or loss computed in accordance with GAAP,  excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real  estate-related  depreciation and amortization and after adjustments for unconsolidated  partnerships and joint ventures.  We compute funds from operations in accordance with standards  established by the White Paper which may differ from the standards used by other
     REITs and, accordingly, our funds from operations may not be comparable to other REITs.

(2)  Includes  non-cash  compensation  expense of $315,000 for the three  months  ended June 30, 2002,
     $425,000 for the three  months  ended June 30,  2001,  $560,000  for six months  ended June 30, 2002 and $850,000 for the six months ended June 30, 2001.

(3)  Funds  available for  distribution  consists of funds from  operations  excluding  non-cash compensation  expense, amortization of prepaid financing costs,  straight-line rents and less a reserve for capital  expenditures,  tenant improvements and leasing commissions.

Portfolio and Lease Information

              The following tables set forth certain information regarding our properties as of June 30, 2002.

PORTFOLIO SUMMARY

                                                                                                    Net Operating Income
                                                                                             ---------------------------------
                                                                                              For the Three      For the Six
                                                                                              Months Ended       Months Ended
     Location            Number of Properties         Approximate Net Rentable Square Feet   June 30, 2002      June 30, 2002
 -------------------   ----------------------------  --------------------------------------  --------------    ---------------
                                                                                                        (unaudited)
                             Industrial                        Industrial
                                and             % of              and                  % of     Total   % of     Total    % of
                      Office  Retail    Total  Total   Office   Retail      Total     Total    (000's)  Total   (000's)   Total
                      ------ ---------- -----  -----   ------  ----------   -----     -----    -------  -----   -------   -----
 Los Angeles County
   West..............   29     1        30     23%    4,697,608   36,959  4,734,567     26%   $ 28,561   40%  $ 56,540     39%

   North.............   29     -        29     22%    3,231,591     -     3,231,591     18%     11,395   16%    23,925     17%

   South.............   15     -        15     12%    2,625,031     -     2,625,031     15%      8,033   11%    15,657     11%
                       ---   ---       ---    ----   ----------  ------- ----------    ----   --------  ----  --------    ----

    Subtotal.........   73     1        74     57%   10,554,230   36,959 10,591,189     59%     47,989   67%    96,122     67%

 Orange County.......   24     -        24     19%    3,708,926     -     3,708,926     20%     12,118   17%    24,598     17%

 San Diego County....   21     -        21     16%    2,486,777     -     2,486,777     14%      8,116   11%    15,854     11%

 Ventura/Kern            6     -         6      4%      778,363     -       778,363      4%      2,267    3%     4,838      3%
 Counties............
 Riverside/San
   Bernardino            4     1         5      4%      342,980  133,481    476,461      3%      1,227    2%     2,343      2%
 Counties............
                       ---   ---       ---    ----   ----------  ------- ----------    ----   --------  ----  --------    ----

      Total..........  128     2       130(1) 100%   17,871,276  170,440 18,041,716(1) 100%   $ 71,717  100%  $143,755    100%
                       ---   ---       ---    ----   ----------  ------- ----------    ----   --------  ----  --------    ----
                       ---   ---       ---    ----   ----------  ------- ----------    ----   --------  ----  --------    ----

 ----------

 (1)  Including two properties currently under development, our total portfolio consists of 132 properties and approximately 18.6 million rentable square feet.

PORTFOLIO OCCUPANCY AND LEASING SUMMARY

                                                                                                 Annualized Base Rent
Location                          Percent Occupied              Percent Leased                  Per Leased Square Foot (1)
--------------------------   ------------------------   --------------------------     -------------------------------------
                                     Industrial                 Industrial                     Industrial         Full Service
                                        and                        and                            and                Gross
                              Office  Retail    Total   Office   Retail      Total      Office   Retail    Total   Leases(2)
                             ------- ---------- -----   ------  ----------   -----     ------- ----------  -----  ------------
Los Angeles County:
  West...................     89.3%    100.0%   89.4%    89.8%    100.0%     89.9%    $27.46    $24.60   $27.43     $27.54

  North..................     88.6%       -     88.6%    88.7%      -        88.7%     20.97       -      20.97      21.95

  South..................     88.0%       -     88.0%    89.0%      -        89.0%     18.48       -      18.48      19.79

Orange County.............    92.9%       -     92.9%    93.2%      -        93.2%     18.10       -      18.10      21.26

San Diego County..........    88.7%       -     88.7%    88.8%      -        88.8%     17.80       -      17.80      21.07

Ventura/Kern Counties.....    93.8%       -     93.8%    94.6%      -        94.6%     18.18       -      18.18      18.40

Riverside/San
Bernardino Counties.......    92.0%     86.5%   90.4%    92.5%     86.5%     90.8%     18.48     11.69    16.66      18.89
                              -----     -----   -----    -----     -----     -----    ------    ------   ------     ------

  Total/Weighted Average.     89.9%     89.4%   89.9%    90.3%     89.4%     90.3%    $21.08    $14.82   $21.02     $22.97
                              -----     -----   -----    -----     -----     -----    ------    ------   ------     ------
                              -----     -----   -----    -----     -----     -----    ------    ------   ------     ------
----------

(1) Based on monthly contractual base rent under existing leases as of June 30, 2002, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2) Excludes 39 properties with approximately 3.9 million square feet under triple net and modified gross leases.

LEASE EXPIRATIONS

As of June 30, 2002

                                                                                                         2007 and
                                         Subtotal       2003         2004         2005        2006      Thereafter
                                         ---------      -------      -------      -------     -------   ----------

Los Angeles West....   Expiring SF (1)     234,212      594,317      771,745      874,451     380,396    1,362,747
                       % of Leased SF (2)     1.4%         3.7%         4.7%         5.4%        2.3%         8.4%
                       Rent per SF (3)       22.63        26.65        27.15        28.85       30.36        34.82

Los Angeles North...   Expiring SF (1)     190,109      521,003      631,417      409,479     337,181      731,038
                       % of Leased SF (2)     1.2%         3.2%         3.9%         2.5%        2.1%         4.5%
                       Rent per SF (3)       19.07        21.53        21.65        22.61       24.58        23.57

Los Angeles South...   Expiring SF (1)     158,525      279,965      488,266      602,666     247,494      512,471
                       % of Leased SF (2)     1.0%         1.7%         3.0%         3.7%        1.5%         3.1%
                       Rent per SF (3)       18.44        19.02        20.25        15.24       22.80        22.63
                                           -------      -------      -------      -------     -------      -------
Subtotal -
  Los Angeles County   Expiring SF (1)     582,846    1,395,285    1,891,428    1,886,596     965,071    2,606,256
                       % of Leased SF (2)     3.6%         8.6%        11.6%        11.6%        5.9%        16.0%
                       Rent per SF (3)       20.33        23.21        23.53        23.15       26.40        29.27

  Orange County.....   Expiring SF (1)     392,518      685,113      670,065      500,362     639,006      528,986
                       % of Leased SF (2)     2.4%         4.2%         4.1%         3.1%        4.0%         3.3%
                       Rent per SF (3)       13.79        18.15        17.72        21.30       20.64        24.22

  San Diego County..   Expiring SF (1)     132,946      605,780      262,956      390,973     145,082      623,987
                       % of Leased SF (2)     0.8%         3.7%         1.6%         2.4%        0.9%         3.8%
                       Rent per SF (3)       20.51        18.45        18.76        15.35       26.54        22.06

  All Others........   Expiring SF (1)      53,994      155,593      343,748      147,470     230,904      215,178
                       % of Leased SF (2)     0.3%         0.9%         2.1%         0.9%        1.4%         1.3%
                       Rent per SF (3)       18.63        19.29        18.33        19.65       19.09        18.24
                                           -------      -------      -------      -------     -------      -------
Total Portfolio.....   Expiring SF (1)   1,162,304    2,841,771    3,168,197    2,925,401   1,980,063    3,974,407
                       % of Leased SF (2)     7.1%        17.4%        19.4%        18.0%       12.2%        24.4%
                       Rent per SF (3)       18.06        20.76        21.34        21.61       23.70        26.87
--------------

(1) Represents the rentable square footage of expiring leases.  For 2002, represents expirations from
    July 1, 2002 through December 31, 2002, not including month-to-month tenants.
(2) Percentage of total rentable square footage expiring during the period.
(3) Represents annualized ending cash rents of expiring leases.

LEASING ACTIVITY

                                                          For the                     For the
                                                     Three Months Ended           Six Months Ended
                                                       June 30, 2002               June 30, 2002
                                                  -------------------------   ------------------------
  Net Absorption (square feet)...................        (201,244)                  (424,448)
                                                         ---------                  ---------
                                                         ---------                  ---------
  Retention Rate.................................              70%                        71%
                                                         ---------                  ---------
                                                         ---------                  ---------
  Cash Rent Growth(1):
     Expiring Rate...............................          $ 19.23                    $ 20.04
                                                         ---------                  ---------
                                                         ---------                  ---------
     New / Renewed Rate..........................          $ 21.15                    $ 22.61
                                                         ---------                  ---------
                                                         ---------                  ---------
     Increase....................................              10%                        13%
  GAAP Rent Growth(2):
     Expiring Rate...............................          $ 18.67                    $ 19.46
                                                         ---------                  ---------
                                                         ---------                  ---------
     New / Renewed Rate..........................          $ 22.01                    $ 23.54
                                                         ---------                  ---------
                                                         ---------                  ---------
     Increase....................................              18%                        21%
                                                         ---------                  ---------
                                                         ---------                  ---------
  Weighted Average Lease Term in Months..........               53                         51
                                                         ---------                  ---------
                                                         ---------                  ---------
  Tenant Improvements and Commissions (per square
  foot):
     New(3)......................................          $ 17.44                    $ 16.88
                                                         ---------                  ---------
                                                         ---------                  ---------
     Renewal.....................................          $  9.28                    $  9.03
                                                         ---------                  ---------
                                                         ---------                  ---------
  Recurring Capital Expenditures(4) (per square
  foot)..........................................          $  0.04                    $  0.12
                                                         ---------                  ---------
                                                         ---------                  ---------

  -----------------

 (1) Represents the difference between initial market rents on new and renewed leases as compared to the expiring cash rents on the same space.
 (2) Represents estimated cash rent growth adjusted for straight-line rents.
 (3) Excludes all newly developed square footage or square footage vacant at acquisition.
 (4) Represents  non-incremental  building  improvements  and leasing costs  required to maintain  current  revenues.
     Recurring  capital   expenditures  do  not  include  immediate  building   improvements  that  were  taken  into
     consideration  when  underwriting  the  purchase of a building  or which are  incurred to bring a building up to
     "operating standards."

              The following table presents information as of June 30, 2002 regarding our ten largest tenants based on the percentage of aggregate portfolio annualized base rent:

                                                               Percentage
                                                 Weighted         of         Percentage
                                                  Average      Aggregate    of Aggregate
                                                 Remaining     Portfolio      Portfolio                    Annualized
                                     Number of   Lease Term      Leased       Annualized   Net Rentable     Base Rent
Tenant                                Leases     In Months     Square Feet   Base Rent(1)  Square Feet    (in thousands)
------------------------------------ ---------  ------------  ------------  -------------  -------------  --------------

Vivendi Universal...................     4          94           1.40%          2.31%        231,681        $ 8,111
State of California.................    39          49           2.03           1.99         336,418          6,986
University of Phoenix...............    20          28           1.45           1.30         240,162          4,575
Univision...........................     2         232           1.01           1.21         166,363          4,247
Ceridian Corporation................     4          89           0.83           0.88         137,695          3,098
SBC Communications..................     7          33           0.83           0.86         137,440          3,016
Sony................................     8          19           0.82           0.81         135,029          2,869
Atlantic Richfield..................    13          50           0.77           0.76         126,830          2,659
Verizon Communications Inc..........     8          26           0.95           0.74         156,612          2,610
U.S. Government.....................    21          46           0.71           0.73         117,368          2,584
                                       ---         ---          -----          -----       ---------         ------

Total/Weighted Average(2)...........   126          66          10.80%         11.59%      1,785,598         40,755
                                       ---         ---          -----          -----       ---------         ------
                                       ---         ---          -----          -----       ---------         ------

-----------------

(1) Annualized base rent is calculated as monthly contractual base rent under existing leases as of June 30, 2002, multiplied by 12; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.
(2) The weighted average calculation is based on net rentable square footage leased by each tenant.

DEVELOPMENT SUMMARY

As of June 30, 2002

                                                                                                    Estimated               Estimated
                                     Costs                      Percent  Estimated                   Year 1      Estimated    Year 1
                                    Incurred       Estimated     Leased    Shell     Estimated     Stabilized     Year 1      Annual
                          Square    To Date       Total Cost(1)    at    Completion Stabilization  Cash NOI(3)    Annual       GAAP
Property                   Feet   (in thousands) (in thousands)  8/6/02     Date       Date(2)    (in thousands) Cash Yield  Yield(4)
------------------------- ------- -------------- -------------- -------- ---------- ------------- -------------- ---------- ----------

Howard Hughes Center:
 6080 Center Drive....... 283,000    $  72,981      $  77,100     89%(5)  Complete  3rd Qtr 2002    $ 8,200       10.6%       11.8%

 6100 Center Drive....... 283,000       58,207         81,500       --    Complete  2nd Qtr 2003    $ 7,500        9.2%       10.2%

 Unallocated
   Acquisition And
   Master Plan Costs(1)..      --       17,299         19,800
                          -------     --------     ----------

      Total Development
      Properties......... 566,000     $148,487      $ 178,400
                          -------     --------     ----------
                          -------     --------     ----------

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

(4) We consider the Estimated Year 1 Annual GAAP Yield to be the property's  Stabilized Cash NOI adjusted for straight-line  rents during its first year in service over the property's estimated total costs.

(5) As of August 6, 2002, 6080 Center Drive was 73% occupied and 89% leased.

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

Current Economic Climate

              Our short and long-term liquidity is significantly impacted by the operating results of our properties, all of which are located in Southern California. Our ability to lease available space and increase rates when leases expire is largely dependent on the demand for office space in the markets where our properties are located. We believe current uncertainty over the national and Southern California economic environment is exerting downward pressures on the demand for Southern California commercial office space. We are experiencing these downward pressures due to several factors as follows:

              o         Occupancy and rental rates have compressed in recent months due to the state of the local economy;

              o         Larger tenants are taking more time to make their leasing decisions reflecting the uncertainty in the economy;

              o         Some tenants are under-utilizing their existing space and can therefore expand internally before they need new space;

              o         Sublease space, although stabilizing, stands at about 3% of total inventory throughout Southern California; and

              o         Over-building in some sub-markets has pushed vacancy rates in those sub-markets to very high levels.

              These factors have contributed to a decrease in the occupancy of our portfolio from 92.2% as of December 31, 2001 to 89.9% as of June 30, 2002. Furthermore, problems associated with deregulation of the electric industry in California have also resulted in significantly higher utility costs in some areas of the state.

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

              Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of June 30, 2002, a 1% increase in interest rates on our $163.4 million of floating rate debt would decrease annual future earnings and cash flows by approximately $1.6 million and would not have an impact on the fair value of the floating rate debt. Conversely, a 1% decrease in interest rates on our $163.4 million of floating rate debt would increase annual future earnings and cash flows by approximately $1.6 million and would not have an impact on the fair value of the floating rate debt. A 1% increase or decrease in interest rates would not have a material impact on future earnings, cash flows and the fair value of the secured notes receivable. The weighted average interest rate on our floating debt as of June 30, 2002 was 3.97%.

              Our fixed rate debt totaled $1,070.0 million as of June 30, 2002 with a weighted average interest rate of 7.91% and a total fair value of approximately $1,107.5 million. A 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $46.2 million and would not have an impact on future earnings and cash flows. A 1% increase in interest rates would decrease the fair value of our fixed rate debt by approximately $43.6 million and would not have an impact on future earnings and cash flows.

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

Part II.     OTHER INFORMATION

Item   1.     Legal Proceedings

              We are presently subject to various lawsuits, claims and proceedings of a nature considered normal to our ordinary course of business. We expect most of these legal proceedings to be covered by our liability insurance. The most significant of these contingencies not covered by insurance is described below.

              In December 2001, the owner of the entertainment center at our Howard Hughes Center project asserted a claim against us for indemnification arising out of a Los Angeles Superior Court judgment against them, which invalidated a transfer of in-lieu credits that we made in August of 1999 as part of our sale of the land for the entertainment center. The value of these in-lieu credits was approximately $6.0 million and were transferred to satisfy certain Transportation Impact Assessment fees related to the entertainment center. The owner of the entertainment center is currently appealing the judgment.

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

Item   2.     Changes in Securities

              During the three months ended June 30, 2002, we redeemed an aggregate of 19,375 common operating partnership units of the Operating Partnership for shares of our common stock. The redemption of limited partnership units for shares of our common stock was exempt from the registration requirement of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

Item   3.     Defaults Upon Senior Securities - None

Item   4.     Submission of Matters to a Vote of Securities Holders

              On May 14, 2002 we held our annual meeting of stockholders in Santa Monica, California. The matters voted on at the meeting and the results were as follows:

1.       To elect  Directors of Arden Realty,  Inc. to hold office until the annual meeting of stockholders in the year 2005 or until their respective successors are elected and qualified, as follows:

                                               Number of Shares Voted For    Number of Shares Withheld
                                                --------------------------    -------------------------
            Director #1 - Victor J. Coleman             37,911,683                   20,630,655
            Director #2 - Richard S. Ziman              37,920,989                   20,021,349

2.       To request the Board of  Directors to redeem the stockholder rights adopted in August 1998.
         Results of the vote were as follows:

            Number of Shares Voted For         Number of Shares Voted Against  Number of Shares Abstained
            --------------------------         ------------------------------  --------------------------
                    39,800,982                          11,924,509                      306,977

Item   5.     Other Information

              On June 11, 2002 our Board of Directors approved the formation of an independent directors nominating committee. The committee will be comprised of independent directors who are not up for election the following year.

              On July 24, 2002 our Board of Directors authorized a common stock repurchase program pursuant to which we would be authorized to purchase up to $75 million of its common stock over the next 12 months. We may repurchase shares from time to time in open market transactions at prevailing prices or in privately negotiated transactions in compliance with the SEC's Rule 106-18, subject to market conditions, applicable legal requirements and other factors.

Item   6.     Exhibits and Reports on Form 8-K

(a)             Exhibits

                  10.20     Amended and Restated Employment Agreement dated March 29, 2002, between Mr. Andrew Sobel and Arden Realty, Inc.

                  10.40     Form of Promissory Note entered into February 18, 2002 between Arden Realty, Inc. and Mr. Andrew Sobel.

                  10.41*   Term Loan Agreement between Arden Realty Limited Partnership and Wells Fargo Bank, National
                                Association dated as of June 12, 2002.

                  (*)         Incorporated by reference from Arden Realty Limited Partnership's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.

(b)             Reports on Form 8-K

                  None

SIGNATURES

              Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              ARDEN REALTY, INC.
                                                              By:  Arden Realty, Inc.
                                                              Its: General Partner

Date: August 14, 2002                                       By: /s/ Andrew J. Sobel
                                                                  ----------------------------
                                                                  Andrew J. Sobel
                                                                  Executive Vice President - Strategic Planning
                                                                  and Operations

Date: August 14, 2002                                       By: /s/  Richard S. Davis
                                                                  ----------------------------
                                                                  Richard S. Davis
                                                                  Senior Vice President and
                                                                  Chief Financial Officer