Form 10-Q
period 2002-09-30
ARDEN REALTY INC
filed 2002-11-12
CIK 1013794

Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

Commission file number 1-12193

ARDEN REALTY, INC.
 (Exact name of registrant as specified in its charter)

Maryland	95-4578533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11601 Wilshire Boulevard,
4th Floor
Los Angeles, California 90025-1740
(Address and zip code of principal executive offices)

Registrant’s telephone number, including area code: (310) 966-2600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

As of November 12, 2002 there were 63,074,884 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

ARDEN REALTY, INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Arden Realty, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30,	December 31,
	2002	2001

	(unaudited)
Assets
Investment in real estate:
Land	$491,615	$447,753
Buildings and improvements	2,167,193	1,975,427
Tenant improvements and leasing commissions	295,903	251,201

	2,954,711	2,674,381
Less: accumulated depreciation and amortization	(368,965)	(293,385)

	2,585,746	2,380,996
Properties under development	154,890	133,012
Properties held for disposition, net	—	108,972

Net investment in real estate	2,740,636	2,622,980
Cash and cash equivalents	6,288	37,041
Restricted cash	22,061	18,768
Rent and other receivables, net of allowance of $5,444 and $3,770 at September 30, 2002 and December 31, 2001, respectively	3,438	9,685
Mortgage notes receivable, net of discount	13,007	13,495
Deferred rent	42,840	38,989
Prepaid financing costs, expenses and other assets, net of amortization	20,227	20,485

Total assets	$2,848,497	$2,761,443

Liabilities
Mortgage loans payable	$571,396	$573,452
Unsecured lines of credit	174,587	180,350
Unsecured term loan	125,000	—
Unsecured senior notes, net of discount	497,967	497,681
Accounts payable and accrued expenses	52,190	43,002
Security deposits	20,278	19,683
Dividends payable	32,589	31,408

Total liabilities	1,474,007	1,345,576
Minority interest	75,201	78,661
Stockholders’ Equity
Preferred stock, $.01 par value 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 64,503,384 and 64,098,110 issued and outstanding at September 30, 2002 and December 31, 2001, respectively	646	641
Additional paid-in capital	1,310,276	1,345,698
Deferred compensation	(11,633)	(9,133)

Total stockholders’ equity	1,299,289	1,337,206

Total liabilities and stockholders’ equity	$2,848,497	$2,761,443

See accompanying notes to consolidated financial statements.

Arden Realty, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	$104,378	$105,831	$309,277	$311,932
Property operating expenses	34,935	32,016	96,079	91,132

	69,443	73,815	213,198	220,800
General and administrative expenses	3,323	2,505	9,234	8,087
Interest expense	22,403	20,819	65,384	63,058
Depreciation and amortization	27,650	25,854	82,855	74,176
Interest and other income	(524)	(706)	(1,576)	(2,331)

Income before gain and minority interest	16,591	25,343	57,301	77,810
Gain on sale of properties	—	24	1,273	3,575

Income before minority interest	16,591	25,367	58,574	81,385
Minority interest	(1,478)	(1,878)	(4,701)	(5,806)

Net income	$15,113	$23,489	$53,873	$75,579

Net income per common share:
Basic	$0.23	$0.37	$0.84	$1.19

Diluted	$0.23	$0.37	$0.83	$1.18

Weighted average common shares outstanding:
Basic	64,586	63,761	64,440	63,692

Diluted	64,790	64,121	64,695	63,959

See accompanying notes to consolidated financial statements.

Arden Realty, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Operating Activities:
Net income	$53,873	$75,579
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	4,701	5,806
Gain on sale of property	(1,273)	(3,575)
Depreciation and amortization	82,855	74,176
Amortization of loan costs	2,814	2,645
Non-cash compensation expense	875	1,395
Changes in operating assets and liabilities:
Rent and other receivables	6,735	2,068
Deferred rent	(3,851)	(5,641)
Prepaid financing costs, expenses and other assets	(2,666)	(3,879)
Accounts payable and accrued expenses	8,979	(2,304)
Security deposits	595	294

Net cash provided by operating activities	153,637	146,564

Investing Activities:
Improvements to investment in real estate	(85,419)	(125,087)
Acquisition of properties	(134,938)	—
Proceeds from sale of properties	21,919	26,365

Net cash used in investing activities	(198,438)	(98,722)

Financing Activities:
Proceeds from term loan	125,000	—
Repayments of mortgage loans	(2,056)	(1,934)
Proceeds from unsecured lines of credit	182,737	123,500
Repayments of unsecured lines of credit	(188,500)	(63,500)
Proceeds from issuance of common stock	8,358	102
Repurchases of common stock	(5,723)	—
Distributions to preferred operating partnership unit holders	(3,234)	(3,234)
Increase in restricted cash	(3,293)	(1,684)
Distributions to minority interests	(2,660)	(3,132)
Dividends paid	(96,581)	(91,983)

Net cash provided by (used in) financing activities	14,048	(41,865)

Net (decrease) increase in cash and cash equivalents	(30,753)	5,977
Cash and cash equivalents at beginning of period	37,041	5,432

Cash and cash equivalents at end of period	$6,288	$11,409

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$69,024	$65,460

See accompanying notes to consolidated financial statements.

Arden Realty, Inc.
Notes to Consolidated Condensed Financial Statements
September 30, 2002
(unaudited)

1. Description of Business

     The terms “Arden Realty”, “us”, “we” and “our” as used in this report refer to Arden Realty, Inc. Through our controlling interest in Arden Realty Limited Partnership, or the Operating Partnership, and our other subsidiaries, we own, manage, lease, develop, renovate and acquire commercial office properties located in Southern California. As of September 30, 2002, our portfolio was comprised of 137 primarily suburban office properties, consisting of 223 buildings with approximately 19.4 million net rentable square feet including two properties with approximately 566,000 net rentable square feet under lease-up. As of September 30, 2002 our properties were 89.7% occupied.

     The accompanying consolidated condensed financial statements include our accounts, and the accounts of the Operating Partnership and our other subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The minority interests at September 30, 2002 consisted of limited partnership interests in the Operating Partnership of approximately 2.6%, exclusive of ownership interests of the Operating Partnership’s preferred unit holders.

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

3. New Accounting Standards

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is required to be adopted in fiscal years beginning after December 15, 2001. Statement No. 144 supercedes Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provide a single accounting model for long-lived assets to be disposed of. We adopted Statement No. 144 on January 1, 2002 and its adoption did not have a significant impact on our consolidated financial statements.

4. Commercial Real Estate

The following tables sets forth information regarding our acquisition and disposition activities during the nine months ended September 30, 2002.

     Property Acquisitions

						Purchase Price
Property	County	Submarket	Date of Purchase	Property Type	Square Feet	(in thousands)

Gateway Towers	Los Angeles	Torrance	August 7, 2002	Office	432,894	$62,500
Gateway Land Parcel	Los Angeles	Torrance	August 7, 2002	Developable Land	N/A	3,500
Crossroads	San Diego	Mission Valley	August 16, 2002	Office	133,566	(1)
Governor Executive Center	San Diego	Governor Park	August 16, 2002	Office	52,195	(1)
Carmel Valley Center I & II	San Diego	Del Mar Heights	August 30, 2002	Office	107,197	(1)
Carmel View Office Center	San Diego	Rancho Bernardo	August 30, 2002	Office	77,460	(1)

Sub-Total					803,312	66,000
	(1) San Diego Portfolio Acquisition				—	69,000

Total					803,312	$135,000

     Property Dispositions

						Sales Price
Property	County	Submarket	Date of Sale	Property Type	Square Feet	(in thousands)

Harbor Corporate Center	Los Angeles	Torrance	March 7, 2002	Office	63,925	$6,900
Renaissance Court	Los Angeles	Simi/Conejo Valley	April 16, 2002	Office	61,245	8,300
6800 Owensmouth	Los Angeles	West San Fernando Valley	May 1, 2002	Office	80,014	8,400

Total					205,184	$23,600

5. Outstanding Indebtedness

     A summary of our outstanding indebtedness as of September 30, 2002 and December 31, 2001 is as follows:

			Stated Annual
			Interest Rate at
	September 30,		September 30,		Number of
	2002	December 31,	2002	Rate	Properties
Type of Debt	(unaudited)	2001	(unaudited)	Fixed/Floating	Securing Loan	Maturity

	(in thousands)
Mortgage Loans Payable:
Fixed Rate
Mortgage Financing I(1)	$175,000	$175,000	7.52%	Fixed	18	6/04
Mortgage Financing III(2)	136,100	136,100	6.74%	Fixed	22	4/08
Mortgage Financing IV(2)	111,200	111,200	6.61%	Fixed	12	4/08
Mortgage Financing V(3)	108,697	110,253	6.94%	Fixed	12	4/09
Mortgage Financing VI(3)	21,890	22,036	7.54%	Fixed	3	4/09
Activity Business Center(3)	7,621	7,737	8.85%	Fixed	1	5/06
145 South Fairfax(3)	3,961	3,987	8.93%	Fixed	1	1/27
Marin Corporate Center(3)	2,880	2,966	9.00%	Fixed	1	7/15
Conejo Business Center(3)	2,825	2,911	8.75%	Fixed	(Note 4)	7/15
Conejo Business Center(3)	1,222	1,262	7.88%	Fixed	(Note 4)	7/15

	571,396	573,452
Unsecured Lines of Credit:
Floating Rate
Wells Fargo-$310 mm(1)	174,587	105,350	2.88%	LIBOR + 1.00% (Note 5)	—	4/06
Lehman Brothers-$75 mm(6)	—	75,000	—	LIBOR + 1.30%	—	—
City National Bank-$10 mm(1)	—	—	—	Prime Rate — 0.875%	—	8/03

	174,587	180,350
Unsecured Term Loan:
Floating Rate
Wells Fargo-$125 mm(1),(7)	125,000	—	3.13%	LIBOR + 1.25%	—	6/04
Unsecured Senior Notes:
Fixed Rate
2005 Notes(8)	199,744	199,667	8.88%	Fixed	—	3/05
2010 Notes(8)	49,693	49,663	9.15%	Fixed	—	3/10
2010 Notes(8)	99,324	99,262	8.50%	Fixed	—	11/10
2007 Notes(8)	149,206	149,089	7.00%	Fixed	—	11/07

	497,967	497,681

Total Debt	$1,368,950	$1,251,483

(1)	Requires monthly payments of interest only, with outstanding principal balance due upon maturity.

(2)	Requires monthly payments of interest only for five years and monthly payments of principal and interest thereafter.

(3)	Requires monthly payments of principal and interest.

(4)	Both mortgage loans are secured by the Conejo Business Center property.

(5)	This line of credit also has an annual 20 basis points facility fee on the entire $310 million commitment amount.

(6)	This line of credit was repaid in June 2002.

(7)	This loan has a two-year extension option.

(8)	Requires semi-annual interest payments only, with principal balance due upon maturity.

     On June 13, 2002, our Operating Partnership closed on a $75 million unsecured term loan with Wells Fargo. This loan matures in June 2004, has a two-year extension option and bears interest at LIBOR + 1.25% during the initial term and LIBOR + 1.45% during the extension period. On September 25, 2002, our Operating Partnership increased this term loan by an additional $50 million. The initial $75 million in proceeds from this loan were used to repay the outstanding balance on our Lehman Brothers unsecured line of credit that was scheduled to mature in July 2002. The additional $50 million in borrowings were used to pay down our Wells Fargo unsecured line of credit.

     On August 9, 2002, our Operating Partnership renewed and increased its unsecured line of credit with a group of banks led by Wells Fargo. The renewed line of credit provides for borrowings up to $310 million with an option to increase the amount to $350 million and bears interest at a rate ranging between LIBOR + 0.80% and LIBOR + 1.25% (including an annual facility fee ranging from 0.15% to 0.40% based on the aggregate amount of the line of credit) depending on the Operating Partnership’s unsecured debt rating. This new line of credit amends the previous $275 million unsecured line of credit that was scheduled to mature in April 2003. This line of credit matures in April 2006. In addition, as long as the Operating Partnership maintains an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the lenders may bid on the interest rate to be charged for up to $150 million of the unsecured line of credit. The Operating Partnership also has the option to convert the interest rate on this line of credit to the higher of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%.

6. Stockholders’ Equity and Minority Interests

     An operating partnership unit, or OP Unit, and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the operating partnership. An OP Unit may be redeemed for cash or, at our election, for shares of common stock on a one-for-one basis.

     Our minority interest balance includes $50 million of 85/8% Series B Cumulative Redeemable Preferred Operating Partnership Units, or Preferred OP Units. These Preferred OP Units were issued in September of 1999, are callable by us after five years and are exchangeable after ten years by the holder into our 85/8% Series B Cumulative Redeemable Preferred Stock, on a one-for-one basis. The Preferred OP Units have no stated maturity or mandatory redemption and are subordinate to all debt.

     On January 1, 2002, we extended the vesting period of a total of 477,600 unvested restricted stock awards granted to several key executive officers in 2000 and 2001, from their initial four-year and five-year vesting periods to a ten-year vesting period from their initial grant date.

     On February 28, 2002 we issued a total of 182,500 restricted stock awards to several key executive officers. Holders of these shares have full voting rights and will receive any dividends paid but are prohibited from selling or transferring unvested shares. Of the 182,500 restricted shares awarded, 15,500 shares vest equally over three years and 167,000 shares vest equally over ten years. We recorded a deferred compensation charge of approximately $4.7 million based on the market value of these shares on the date of award and will amortize the compensation charge to expense on a straight-line basis over the respective vesting periods.

     On July 15, 2002, each non-employee director was granted 1,000 shares of restricted stock under our Stock Option and Incentive Plan as part of their annual compensation. The fair market value on the date of the grant for these restricted shares was $25.09 per share. These restricted stock awards will vest equally on the anniversary date of the awards over five years.

     On July 24, 2002 our Board of Directors authorized a common stock repurchase program pursuant to which we are authorized to purchase up to $75 million of our common stock over the following 12 months. As part of this repurchase program, we acquired 239,500 shares of our common stock at an average price of approximately $23.90 per share during the three months ended September 30, 2002.

     On September 5, 2002, we declared a quarterly dividend of $0.505 per share to stockholders of record on September 30, 2002.

7. Revenue from Rental Operations and Property Expenses

     Revenue from rental operations and property expenses are summarized as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(unaudited)
Revenue from Rental Operations:
Scheduled cash rents	$89,471	$87,541	$263,785	$257,873
Straight-line rents	880	2,428	4,665	6,937
Tenant reimbursements	5,805	5,769	19,102	16,671
Parking, net of expenses	5,420	5,768	15,953	16,631
Other rental operations	2,802	4,325	5,772	13,820

	104,378	105,831	309,277	311,932

Property Expenses:
Repairs and maintenance	9,904	8,892	28,953	27,128
Utilities	10,734	10,514	26,591	25,272
Real estate taxes	7,666	7,308	22,278	21,994
Insurance	2,187	1,500	5,951	4,211
Ground rent	278	240	616	1,624
Administrative	4,166	3,562	11,690	10,903

	34,935	32,016	96,079	91,132

	$69,443	$73,815	$213,198	$220,800

8. Subsequent Events

     As part of our common stock repurchase program described in footnote 6 above, we repurchased an additional 1,428,500 shares of our common stock at an average price of approximately $22.46 per share, subsequent to September 30, 2002.

     On October 17, 2002, the borrower under our mortgage notes receivable repaid the outstanding balance on the notes totaling approximately $13.7 million. As a result of this redemption, we recognized as income the unamortized purchase discount at the time of repayment on these notes totaling approximately $750,000.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto included in our 2001 Annual Report on Form 10-K.

     We are a self-administered and self-managed real estate investment trust that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are managed by 8 senior executive officers who have experience in the real estate industry ranging from eleven to thirty-four years and who collectively have an average of nineteen years experience. We perform all property and development management, accounting, finance and acquisition activities and a majority of our leasing transactions with our staff of approximately 300 employees.

     As of September 30, 2002, we were Southern California’s largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio was comprised of 137 primarily suburban office properties, consisting of 223 buildings with approximately 19.4 million net rentable square feet including two development properties with approximately 566,000 net rentable square feet under lease-up. As of September 30, 2002, our properties were approximately 89.7% occupied.

     Our primary business strategy is to actively manage our portfolio to achieve gains in rental rates and occupancy, control operating expenses and to maximize income from ancillary operations and services. When market conditions permit, we may selectively develop or acquire new properties that add value and fit strategically into our portfolio. We may also sell existing properties and redeploy the proceeds into investments that we believe will generate higher long-term value.

RESULTS OF OPERATIONS

     Our financial position and operating results are primarily comprised of our portfolio of commercial properties and income derived from those properties. Therefore, the comparability of financial data from period to period will be affected by the timing of property developments, acquisitions and dispositions.

     Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001
          (in thousands, except number of properties and percentages):

	Three Months Ended
	September 30,
			Dollar	Percent
	2002	2001	Change	Change

	(unaudited)
Revenue
Revenue from rental operations:
Scheduled cash rents	$89,471	$87,541	$1,930	2%
Straight-line rents	880	2,428	(1,548)	(64)
Tenant reimbursements	5,805	5,769	36	1
Parking, net of expense	5,420	5,768	(348)	(6)
Other rental operations	2,802	4,325	(1,523)	(35)

Total	104,378	105,831	(1,453)	(1)
Interest and other income	524	706	(182)	(26)

Total revenue	$104,902	$106,537	$(1,635)	(2)%

Expenses
Property expenses:
Repairs and maintenance	$9,904	$8,892	$1,012	11%
Utilities	10,734	10,514	220	2
Real estate taxes	7,666	7,308	358	5
Insurance	2,187	1,500	687	46
Ground rent	278	240	38	16
Administrative	4,166	3,562	604	17

Total property expenses	34,935	32,016	2,919	9
General and administrative	3,323	2,505	818	33
Interest	22,403	20,819	1,584	8
Depreciation and amortization	27,650	25,854	1,796	7

Total expenses	$88,311	$81,194	$7,117	9%

Number of Properties:
Acquired during period	5	—
Sold during period	—	(2)
In service at end of period	135	138
Net Rentable Square Feet:
Acquired during period	803	—
Sold during period	—	(131)
In service at end of period	18,845	18,271

     Variances from rental operations and property expenses are discussed on the next page.

     Interest and other income decreased by approximately $182,000 for the three months ended September 30, 2002 as compared to the same period in 2001, primarily due to lower effective interest rates in 2002 on investment of our restricted cash balances required by mortgage loans.

     General and administrative expenses as a percentage of total revenues were approximately 3.2% for the three months ended September 30, 2002, as compared to approximately 2.4% for the same period in 2001. The $818,000 increase in general and administrative expenses was primarily related to non-recurring costs resulting from employee separation costs and higher external legal and accounting costs.

     Interest expense increased approximately $1.6 million, or 8%, during the three months ended September 30, 2002, as compared to the same period in 2001. This increase was primarily due to increases in borrowings in 2002 for property acquisitions and lower interest capitalized in 2002. Capitalized interest was lower in 2002 as we ceased capitalizing interest on our 6080 Center Drive development property in May 2002. The increases in interest expense were partially offset by lower effective interest rates in 2002.

     Depreciation and amortization expense increased by approximately $1.8 million or 7% during the three months ended September 30, 2002, as compared to the same period in 2001, primarily due to depreciation related to a property placed in service in the fourth quarter of 2001 and depreciation expense recorded in 2002 related to properties previously held for sale in 2001 for which no depreciation expense was recorded in 2001 while classified as held for sale.

Variances for Revenue from Rental Operations and Property Expenses

     The decrease in revenue from rental operations for the three months ended September 30, 2002 as compared to the same period in 2001 was primarily due to a 4.3% reduction in the average occupancy and the timing of lease termination settlements and other non-recurring items in our portfolio of 129 properties that we owned for all of the three month periods ended September 30, 2001 and 2002.

     Following is a summary of the variances in revenue from rental operations and property expenses that relates to the seventeen properties that were either acquired, sold or placed in service after June 30, 2001 and for the 129 non-development properties we owned for all of the three month periods ended September 30, 2001 and 2002 (unaudited and in thousands, except for number of properties):

			Non-Development Properties
		Properties Acquired, Sold or	Owned for all of the
		Placed in Service	Three Months Ended
	Total Variance	after June 30, 2001	September 30, 2002 and 2001(1)

Revenue from Rental Operations:
Scheduled cash rents	$1,930	$1,991	$(61)
Straight-line rents	(1,548)	(207)	(1,341)
Tenant reimbursements	36	606	(570)
Parking, net of expenses	(348)	43	(391)
Other rental operations	(1,523)	60	(1,583)

	$(1,453)	$2,493	$(3,946)

Property Expenses:
Repairs and maintenance	$1,012	$434	$578
Utilities	220	165	55
Real estate taxes	358	275	83
Insurance	687	63	624
Ground rent	38	—	38
Administrative	604	859	(255)

	$2,919	$1,796	$1,123

Other Data:
Number of properties		17	129
Net rentable square feet		1,444	17,880

(1)	See analysis for these properties below.

Same Properties

     Following is a comparison of property operating data computed under the GAAP basis and cash basis of accounting for the 129 non-development properties we owned for the entire three month periods ended September 30, 2002 and 2001 (in thousands, except number of properties and percentages):

	Three Months Ended
	September 30,
			Dollar	Percent
	2002	2001	Change	Change

	(unaudited)
GAAP Basis:
Revenue from rental operations	$97,964	$101,910	$(3,946)	(3.9%)
Property expenses	32,347	31,224	1,123	3.6%

	$65,617	$70,686	$(5,069)	(7.2%)

Cash Basis(1):
Revenue from rental operations	$97,523	$100,128	$(2,605)	(2.6%)
Property expenses	32,347	31,224	1,123	3.6%

	$65,176	$68,904	$(3,728)	(5.4%)

Number of non-development properties	129	129
Average occupancy	89.6%	93.9%
Net rentable square feet	17,880	17,880

(1)	Excludes straight-line rent adjustments.

     Revenue from rental operations for these properties, computed on a GAAP basis, decreased by approximately $3.9 million, or 3.9%, during the third quarter of 2002 as compared to the same period in 2001. This decrease was due to a $1.6 million decrease in revenue from other rental operations in 2002, a $1.3 million decrease in straight-line rents, a $570,000 decrease in tenant reimbursements, a $391,000 decrease in parking income and a $61,000 decrease in scheduled cash rents. Revenue from other rental operations decreased primarily due to lower lease termination settlements and other non-recurring items in 2002. The decrease in straight-line rents is discussed below. Tenant reimbursements decreased primarily due to a 4.3% decrease in average occupancy for the three months ended September 30, 2002 compared to the same period in 2001 and increases in our reimbursement receivables reserve partially offset by recovery billings from higher property expenses discussed below. Parking income decreased due to the decline in average occupancy while scheduled cash rents decreased slightly as the decrease in rents from our decline in average occupancy was offset by scheduled rent increases and rental rate growth attained on new and renewed leases.

     The approximate $1.3 million decrease in 2002 for straight-line rents was primarily due to increases in our deferred rent reserves and the turning over of straight-line rents for older leases throughout our same property portfolio.

     Property expenses for these properties increased by approximately $1.1 million, or 3.6%, during the three months ended September 30, 2002, compared to the same period in 2001, primarily due to an approximate $578,000 increase in repairs and maintenance expense and a $624,000 increase in insurance expense. The increase in repairs and maintenance expense was due primarily to increases in janitorial costs and the timing of contractual payments. Insurance expense increased due to increases in industry-wide insurance rates in 2002 and premiums related to a $100 million terrorism insurance policy entered into in the second quarter of 2002.

     Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001
          (in thousands, except number of properties and percentages):

	Nine Months Ended
	September 30,
			Dollar	Percent
	2002	2001	Change	Change

	(unaudited)
Revenue
Revenue from rental operations:
Scheduled cash rents	$263,785	$257,873	$5,912	2%
Straight-line rents	4,665	6,937	(2,272)	(33)
Tenant reimbursements	19,102	16,671	2,431	15
Parking, net of expenses	15,953	16,631	(678)	(4)
Other rental operations	5,772	13,820	(8,048)	(58)

	309,277	311,932	(2,655)	(1)
Interest and other income	1,576	2,331	(755)	(32)

Total revenue	$310,853	$314,263	$(3,410)	(1)%

Expenses
Property expenses:
Repairs and maintenance	$28,953	$27,128	$1,825	7%
Utilities	26,591	25,272	1,319	5
Real estate taxes	22,278	21,994	284	1
Insurance	5,951	4,211	1,740	41
Ground rent	616	1,624	(1,008)	(62)
Administrative	11,690	10,903	787	7

Total property operating expenses	96,079	91,132	4,947	5
General and administrative	9,234	8,087	1,147	14
Interest	65,384	63,058	2,326	4
Depreciation and amortization	82,855	74,176	8,679	12

Total expenses	$253,552	$236,453	$17,099	7%

Number of Properties:
Acquired during period	5	—
Sold during period	(3)	(4)
In service at end of period	135	138
Net Rentable Square Feet:
Acquired during period	803	—
Sold during period	(205)	(387)
In service at end of period	18,845	18,271

     Variances from rental operations and property expenses are discussed on the next page.

     Interest and other income decreased approximately $755,000 for the nine months ended September 30, 2002 as compared to the same period in 2001, primarily due to lower effective interest rates in 2002 on investment of our restricted cash balances required by mortgage loans.

     General and administrative expenses as a percentage of total revenues were approximately 3.0% for the nine months ended September 30, 2002, as compared to approximately 2.6% for the same period in 2001. The $1.1 million increase in general and administrative expenses was partially due to non-recurring costs resulting from employee separation costs and higher external legal and accounting costs.

     Interest expense increased approximately $2.3 million or 4% during the nine months ended September 30, 2002, as compared to the same period in 2001. This increase was primarily due to an increase in borrowings in 2002 for property acquisitions and lower interest capitalized in 2002. Capitalized interest was lower in 2002 as we ceased capitalizing interest on 6080 Center Drive development property in May 2002. The increases in interest expense were partially offset by lower effective interest rates in 2002.

     Depreciation and amortization expense increased by approximately $8.7 million or 12% during the nine months ended September 30, 2002 compared to the same period in 2001, primarily due to depreciation related to a newly developed property placed in service in the fourth quarter of 2001 and depreciation expense recorded in 2002 related to properties previously held for sale in 2001 for which no depreciation expense was recorded in 2001 while classified as held for sale.

Variances for Revenue from Rental Operations and Property Expenses

     The decrease in revenue from rental operations for the nine months ended September 30, 2002 as compared to the same period in 2001 was primarily due to a 3.2% reduction in the average occupancy and the timing of lease termination settlements and other non-recurring items in our portfolio of 129 properties that we owned for all of the nine month periods ended September 30, 2001 and 2002.

     Following is a summary of the variances in revenue from rental operations and property expenses that relates to the nineteen properties that were either acquired, sold or placed in service after December 31, 2000 and for the 129 non-development properties we owned for all of the nine month periods ended September 30, 2001 and 2002 (unaudited and in thousands, except for number of properties):

			Non-Development
		Properties	Properties Owned
		Acquired, Sold or	for all of the
		Placed in Service	Nine Months Ended
		after December 31,	September 30, 2002
	Total Variance	2000	and 2001(1)

Revenue from Rental Operations:
Scheduled cash rents	$5,912	$4,499	$1,413
Straight-line rents	(2,272)	721	(2,993)
Tenant reimbursements	2,431	1,588	843
Parking, net of expenses	(678)	(92)	(586)
Other rental operations	(8,048)	(2,082)	(5,966)

	$(2,655)	$4,634	$(7,289)

Property Expenses:
Repairs and maintenance	$1,825	$817	$1,008
Utilities	1,319	288	1,031
Real estate taxes	284	470	(186)
Insurance	1,740	66	1,674
Ground rent	(1,008)	—	(1,008)
Administrative	787	673	114

	$4,947	$2,314	$2,633

Other Data:
Number of properties		19	129
Net rentable square feet		1,700	17,880

(1)	See analysis for these properties below.

Same Properties

     Following is a comparison of property operating data computed under the GAAP Basis and Cash Basis for the 129 non- development properties we owned for the entire nine month periods ended September 30, 2002 and 2001 (in thousands, except number of properties and percentages):

	Nine months Ended
	September 30,
			Dollar	Percent
	2002	2001	Change	Change

	(unaudited)
GAAP Basis:
Revenue from rental operations	$293,782	$301,071	$(7,289)	(2.4%)
Property expenses	90,975	88,342	2,633	3.0%

	$202,807	$212,729	$(9,922)	(4.7%)

Cash Basis(1):
Revenue from rental operations	$290,560	$294,856	$(4,296)	(1.5%)
Property expenses	90,975	88,342	2,633	3.0%

	$199,585	$206,514	$(6,929)	(3.4%)

Number of non-development properties	129	129
Average occupancy	90.8%	94.0%
Net rentable square feet	17,880	17,880

(1)	Excludes straight-line rent adjustments.

     Revenue from rental operations for these properties, computed on a GAAP basis, decreased by approximately $7.3 million, or 2.4%, during the nine months ended September 30, 2002 as compared to the same period in 2001. The decrease was due to an approximate $6.0 million decrease in revenue from other rental operations, a $3.0 million decrease in straight-line rents and a $586,000 decrease in parking income that was partially offset by an approximate $1.4 million increase in scheduled cash rents and an $843,000 increase in tenant reimbursements. The decrease in revenue from other rental operations was primarily due to lower lease termination settlements and other non-recurring items in 2002 while the decrease in parking income was due to a decrease in average occupancy for the nine month ended September 30, 2002 compared to the same period in 2001. The decrease in straight-line rents in 2002 is discussed below. Scheduled cash rents increased primarily due to scheduled rent increases and rental rate growth attained on new and renewed leases which were partially offset by the decline in average occupancy. Tenant reimbursements increased primarily due to recovery billings for higher operating expenses discussed below.

     The approximate $3.0 million decrease in 2002 for straight-line rents was primarily due to the turning over of straight-line rents for older leases throughout our same store portfolio and increases in our deferred rent reserves.

     Property expenses for these properties increased by approximately $2.6 million, or 3.0%, during the nine months ended September 30, 2002 as compared to the same period in 2001. The increase was primarily due to a $1.0 million increase in utility expenses, a $1.0 million increase in repairs and maintenance expense and a $1.7 million increase in insurance expense in 2002 which was partially offset by a $1.0 million decrease in ground rent expense. The increase in utility expenses was due to rate increases enacted in May 2001. Repairs and maintenance expense increased in 2002 primarily due to higher janitorial costs while insurance expense increased due to increases in industry-wide insurance rates in 2002 and premiums related to a $100 million terrorism insurance policy entered into in the second quarter of 2002. Ground rent expense decreased in 2002 due to lower operating income from one of our properties with a participating ground lease.

Liquidity and Capital Resources

Cash Flows

     Cash provided by operating activities increased by approximately $7.0 million to $153.6 million for the nine months ended September 30, 2002, as compared to $146.6 million for the same period in 2001. This increase was primarily due to the increased cash flows on five properties acquired in the third quarter of 2002, a reduction in tenant receivables in 2002 as a result of our collection efforts and cash flows for a development property placed in service in the fourth quarter of 2001, all of which was partially offset by the loss of operating cash flows on ten properties sold in 2001, one property sold in the first quarter of 2002 and two properties sold in the second quarter of 2002.

     Cash used in investing activities increased by approximately $99.7 million to $198.4 million for the nine months ended September 30, 2002 compared to $98.7 million for the same period in 2001. This increase was primarily due to the acquisition of five properties for approximately $134.9 million in the third quarter of 2002 which was partially offset by the decrease in our construction activity in 2002 as a result of our placement in service of a development project in the fourth quarter of 2001 and completion of shell construction of an additional development property in the second quarter of 2002.

     Cash used in financing activities increased by approximately $55.9 million to an inflow of $14.0 million for the nine months ended September 30, 2002, as compared to an out flow of $41.9 million for the same period in 2001. This increase was primarily due to borrowings under the Wells Fargo unsecured line of credit made for purposes of funding our property acquisitions in 2002.

Available Borrowings, Cash Balance and Capital Resources

     We have an unsecured line of credit with a total commitment of $10 million from City National Bank. This line of credit accrues interest at the City National Bank Prime Rate less 0.875% and is scheduled to mature on August 1, 2003. Proceeds from this line of credit are used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of September 30, 2002, there was no outstanding balance on this line of credit and $10 million was available for additional borrowings.

     On March 7, 2002, we sold an approximate 64,000 square foot office property located in Torrance, California for approximately $6.9 million. On April 16, 2002, we sold an approximate 61,000 square foot office building located in Westlake, California for approximately $8.3 million. On May 1, 2002 we also completed the sale of an approximate 80,000 square foot office property located in Canoga Park, California for approximately $8.4 million. The net proceeds from these dispositions were used to reduce the outstanding balance on the Wells Fargo unsecured line of credit.

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

     On July 24, 2002, our Board of Directors authorized a common stock repurchase program pursuant to which we were authorized to purchase up to $75 million of our common stock over the following 12 months. As part of this repurchase program, we have acquired a total of 1,668,000 shares as of the date of this report at an average price of approximately $22.67 per share. The funds for these repurchases were attained from the proceeds received from the repayment of the mortgage notes receivable described below and borrowings under the Wells Fargo unsecured line of credit.

     On August 6, 2002, we acquired Gateway Towers, an office property located in Torrance, California containing approximately 433,000 net rentable square feet for approximately $66 million. Gateway Towers consists of two buildings that are approximately 93% leased and includes an additional 5-acre development parcel. The funds for this acquisition were attained from borrowings under the Wells Fargo unsecured line of credit.

     On August 9, 2002, our Operating Partnership renewed and increased its unsecured line of credit with a group of banks led by Wells Fargo. The renewed line of credit provides for borrowings up to $310 million with an option to increase the amount to $350 million and bears interest at a rate ranging between LIBOR + 0.80% and LIBOR + 1.25% (including an annual facility fee ranging from 0.15% to 0.40% based on the aggregate amount of the line of credit) depending on the Operating Partnership’s unsecured debt rating. This new line of credit amends the previous $275 million unsecured line of credit that was scheduled to mature in April 2003. This line of credit matures in April 2006. In addition, as long as the Operating Partnership maintains an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the lenders may bid on the interest rate to be charged for up to $150 million of the unsecured line of credit. The Operating Partnership also has the option to convert the interest rate on this line of credit to the higher of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%.

     On August 16, 2002, we acquired Governor Executive Center and Crossroads, two office properties located in San Diego County containing approximately 186,000 square feet for approximately $28.0 million. Governor Executive Center is a three-story, 52,195 square foot, 97% leased office building located in the Governor Park submarket. Crossroads is a seven-story, 133,566 square foot, 100% leased multi-tenant office building located in the Mission Valley submarket. On August 30, 2002, we acquired Carmel Valley Center I & II and Carmel View Office Center, two office properties located in San Diego County containing approximately 185,000 square feet for approximately $41.0 million. Carmel Valley Center I & II consists of two 97% leased office buildings totaling 107,197 square feet located in the Del Mar Heights submarket. Carmel View Office Center is a three-story, 77,460 square foot, 94% leased office building located in the master planned development of Carmel Mountain Ranch within the Rancho Bernardo submarket. The funds for these acquisitions were attained from borrowings under the Wells Fargo unsecured line of credit.

     On September 25, 2002, our Operating Partnership increased its $75 million unsecured term loan with Wells Fargo by an additional $50 million and repaid $50 million on the Wells Fargo unsecured line of credit.

     On October 17, 2002, the borrower of our mortgage notes receivable repaid the outstanding balance on the notes totaling approximately $13.7 million. As a result of this redemption, we recognized as income the unamortized purchase discount on these notes at the time of repayment totaling approximately $750,000. The proceeds from this repayment were used to partially fund our stock repurchases described above.

     Following is a summary of scheduled principal payments for our total debt outstanding as of September 30, 2002 (in thousands):

Year	Amount

2002	$808
2003	5,298
2004	307,062	(1)
2005	207,678
2006	189,650	(2)
2007	158,681
2008	230,305
2009	111,980
2010	150,565
2011	710
Thereafter	6,213

Total	$1,368,950

(1)	Includes $125 million outstanding on the Wells Fargo term loan which has a two-year extension option.

(2)	Consists primarily of $174.6 million outstanding on the Wells Fargo line of credit.

     Following is certain other information related to our outstanding indebtedness as of September 30, 2002 (in thousands, except percentage data):

     Unsecured and Secured Debt:

			Weighted
			Average
	Balance	Percent	Interest Rate(1)

Unsecured Debt	$797,554	58%	6.64%
Secured Debt	571,396	42%	7.36%

Total Debt	$1,368,950	100%	6.94%

     Floating and Fixed Rate Debt:

			Weighted
			Average
	Balance	Percent	Interest Rate(1)

Floating Rate Debt	$299,587	22%	3.47%
Fixed Rate Debt	1,069,363	78%	7.91%

Total Debt	$1,368,950	100%	6.94%

(1)	Includes amortization of prepaid financing costs.

     Total interest incurred and the amount capitalized was as follows (unaudited and in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Total interest incurred	$23,651	$23,074	$69,749	$70,269
Amount capitalized	(1,248)	(2,255)	(4,365)	(7,211)

Amount expensed	$22,403	$20,819	$65,384	$63,058

     As of September 30, 2002, we had $28.3 million in cash and cash equivalents, including $22.1 million in restricted cash. Restricted cash consisted of $13.7 million in interest bearing cash deposits required by five of our mortgage loans payable and $8.4 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

     We expect to continue meeting our short-term liquidity and capital requirements generally through net cash provided by operating activities and proceeds from our unsecured lines of credit. We believe the foregoing sources of liquidity will be sufficient to fund our short-term liquidity needs over the next twelve months, including recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

     We expect to meet our long-term liquidity and capital requirements such as scheduled principal repayments, development costs, property acquisitions, if any, and other non-recurring capital expenditures through net cash provided by operations, refinancing of existing indebtedness and the issuance of long-term debt and equity securities.

Funds from Operations and Funds Available for Distribution

     The following table reflects the calculation of our funds from operations and our funds available for distribution for the three-month and nine-month periods ended September 30, 2002 and 2001 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

	(unaudited)
Funds From Operations:(1)
Net income	$15,113	$23,489	$53,873	$75,579
Depreciation and amortization of real estate assets	27,650	25,854	82,855	74,176
Gain on sale of properties	—	(24)	(1,273)	(3,575)
Minority interest	1,478	1,878	4,701	5,806
Income allocated to preferred units	(1,078)	(1,078)	(3,234)	(3,234)

Funds From Operations(2)	$43,163	$50,119	$136,922	$148,752

Funds Available for Distribution:(3)
Funds From Operations	$43,163	$50,119	$136,922	$148,752
Non-cash compensation expense	315	545	875	1,395
Amortization of prepaid financing costs	913	891	2,814	2,645
Straight-line rent adjustment	(880)	(2,428)	(4,665)	(6,937)
Recurring capital expenditures, second generation tenant improvements and leasing commissions(4),(5)	(8,573)	(3,685)	(19,478)	(15,317)

Funds Available for Distribution	$34,938	$45,442	$116,468	$130,538

Weighted average shares outstanding — Diluted	66,513	66,278	66,452	66,125

(1)	We consider funds from operations, as defined by the National Association of Real Estate Investment Trusts, or NAREIT, to be a useful financial measure of our operating performance. We believe that funds from operations provides investors with an additional basis to evaluate our ability to service debt and to fund acquisitions and other capital expenditures. Funds from operations should not be considered an alternative to net income determined in accordance with GAAP, as an indicator of our financial performance, as a substitute for cash flow from operating activities determined in accordance with GAAP or as a measure of our liquidity. Funds from operations also is not necessarily indicative of funds available to fund our cash needs, including our ability to service our debt.

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

(2)	Includes non-cash compensation expense of $315,000 for the three months ended September 30, 2002, $545,000 for the three months ended September 30, 2001, $875,000 for the nine months ended September 30, 2002 and $1.4 million for the nine months ended September 30, 2001.

(3)	Funds available for distribution consists of funds from operations excluding non-cash compensation expense, amortization of prepaid financing costs, straight-line rents and less costs incurred for recurring capital expenditures, second generation tenant improvements and leasing commissions.

We revised our funds available for distribution calculation for the three months ended September 30, 2002. Prior to the current period, we deducted an estimated reserve for capital expenditures and leasing costs based on total capital expenditures, tenant improvements and leasing costs forecasted for the future twelve months.

As a result of a review of the funds available for distribution presentation of other publicly traded office REITs, we noted that most companies deduct actual second generation capital expenditures and leasing costs incurred during the period for purposes of calculating funds available for distribution. Consequently, we have revised our funds available for distribution calculation to deduct actual second generation capital expenditures and leasing costs incurred on an “as-spent” basis during the period in order to make our presentation more comparable to our industry peers. We recalculated the funds available for distribution for the nine months ended September 30, 2002 and the corresponding three and nine-month periods in 2001 to conform to the current revised presentation.

(4)	Recurring capital expenditures represent non-incremental building improvements and leasing costs required to maintain current revenues. Recurring capital expenditures do not include immediate building improvements that were taken into consideration when underwriting the purchase of a building or which are incurred to bring a building up to “operating standards.”

(5)	Second generation tenant improvements and leasing commissions are tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space. Costs incurred prior to leasing available square feet are not included until such space is leased. Second generation space excludes newly developed and renovated square footage or square footage vacant at acquisition.

Portfolio and Lease Information

     The following tables set forth certain information regarding our properties as of September 30, 2002.

PORTFOLIO SUMMARY

										Net Operating Income

	Number			Number						For the Three		For the Nine
	of			of			Approximate Net			Months Ended		Months Ended
Location	Properties			Buildings			Rentable (Square Feet)			September 30, 2002		September 30, 2002

										(in thousands and unaudited)
			% of			% of			% of		% of		% of
	Total		Total	Total		Total	Total		Total	Total	Total	Total	Total

Los Angeles County
West(1)	30		22%	32		15%	4,734,567		25%	$27,085	39%	$83,625	39%
North	29		22%	46		21%	3,231,591		17%	10,684	16%	34,609	16%
South	16		12%	21		9%	3,057,925		16%	8,480	12%	24,137	12%

Subtotal	75		56%	99		45%	11,024,083		58%	46,249	67%	142,371	67%
Orange County	24		18%	57		25%	3,708,926		20%	11,348	16%	35,946	17%
San Diego County	25		18%	40		18%	2,857,195		15%	8,586	12%	24,440	11%
Ventura/Kern Counties	6		4%	17		8%	778,363		4%	2,168	3%	7,006	3%
Riverside/San Bernardino Counties(2)	5		4%	8		4%	476,461		3%	1,092	2%	3,435	2%

Total	135	(3)	100%	221	(3)	100%	18,845,028	(3)	100%	$69,443	100%	$213,198	100%

(1)	Includes a retail property with approximately 37,000 net rentable square feet.

(2)	Includes a retail property with approximately 133,000 net rentable square feet.

(3)	Including two development properties currently under lease-up, our total portfolio consists of 137 properties with 223 buildings and approximately 19.4 million rentable square feet.

PORTFOLIO OCCUPANCY AND IN-PLACE RENTS
As of September 30, 2002

			Annualized Base Rent
Location	Percent Occupied	Percent Leased	Per Leased Square Foot (1)

				Full Service
			Portfolio Total	Gross Leases(2)

Los Angeles County
West	89.2%	90.9%	$27.76	$27.88
North	87.2%	87.8%	21.29	22.39
South	88.1%	89.7%	19.18	20.25
Orange County	93.4%	94.7%	18.19	21.37
San Diego County	88.3%	88.6%	18.35	22.66
Ventura/Kern Counties	95.4%	96.9%	18.28	18.53
Riverside/San Bernardino Counties	93.4%	93.4%	16.67	18.92

Total/Weighted Average	89.7%	90.9%	$21.26	$23.28

(1)	Based on monthly contractual base rent under existing leases as of September 30, 2002, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	Excludes 38 properties and approximately 3.9 million square feet under triple net and modified gross leases.

TEN LARGEST TENANTS
As of September 30, 2002

		Weighted	Percentage	Percentage of
		Average	of Aggregate	Aggregate
		Remaining	Portfolio	Portfolio		Annualized
	Number of	Lease Term	Leased	Annualized	Net Rentable	Base Rent
Tenant	Leases	In Months	Square Feet	Base Rent(1)	Square Feet	(in thousands)

Vivendi Universal	4	91	1.33%	2.17%	231,681	$8,111
State of California	40	47	1.94	1.90	337,118	7,078
University of Phoenix	20	25	1.38	1.23	240,162	4,605
Univision	2	229	0.96	1.14	166,363	4,247
Ceridian Corporation	5	83	0.93	0.96	160,805	3,589
SBC Communications	8	31	0.83	0.84	144,927	3,138
Atlantic Richfield	13	47	0.73	0.71	126,830	2,658
Verizon Communications Inc.	8	23	0.90	0.71	156,612	2,655
U.S. Government	22	42	0.69	0.71	119,829	2,651
Sony	7	19	0.67	0.70	116,729	2,597

Total/Weighted Average(2)	129	64	10.36%	11.07%	1,801,056	$41,329

(1)	Annualized base rent is calculated as monthly contractual base rent under existing leases as of September 30, 2002, multiplied by 12; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	The weighted average calculation is based on net rentable square footage leased by each tenant.

LEASING ACTIVITY

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30, 2002		September 30, 2002

Net Absorption (square feet)	(57,988)		(482,436)

Retention Rate	68.9%		69.9%

Cash Rent Growth(1):
Expiring Rate	$15.47		$17.90

New/Renewed Rate	$16.83		$19.90

Increase	9	%(2)	11%

GAAP Rent Growth(3):
Expiring Rate	$15.02		$17.38

New/Renewed Rate	$17.51		$20.71

Increase	17	%(2)	19%

Weighted Average Lease Term in Months	62		56

Tenant Improvements and Commissions (per square foot):
New(4)	$14.91		$15.98

Renewal	$7.04		$8.10

Capital Expenditures (per square foot):
Recurring	$0.04		$0.16

Non-recurring	$0.04		$0.13

(1)	Represents the difference between initial market rents on new and renewed leases as compared to the expiring cash rents on the same space.

(2)	Excluding a new triple net lease signed during the third quarter, Cash Rent Growth and GAAP Rent Growth increased 12% and 20% respectively, for the three months ended September 30, 2002.

(3)	Represents estimated cash rent growth adjusted for straight-line rents.

(4)	Excludes all newly developed or renovated square footage or square footage vacant at acquisition.

LEASE EXPIRATIONS
As of September 30, 2002

							2007 and
		2002	2003	2004	2005	2006	Thereafter

Los Angeles West	Expiring SF(1)	154,981	603,717	847,575	939,120	430,908	1,653,970
	% of Leased SF(2)	0.9%	3.5%	5.0%	5.5%	2.5%	9.6%
	Rent per SF(3)	$23.05	$26.46	$26.49	$28.16	$30.21	$34.23
Los Angeles North	Expiring SF(1)	73,477	422,142	636,394	416,108	340,667	874,526
	% of Leased SF(2)	0.4%	2.5%	3.7%	2.4%	2.0%	5.1%
	Rent per SF(3)	$23.10	$21.19	$21.64	$22.65	$24.59	$23.71
Los Angeles South	Expiring SF(1)	92,792	292,664	487,372	626,139	243,294	591,445
	% of Leased SF(2)	0.6%	1.7%	2.8%	3.7%	1.4%	3.5%
	Rent per SF(3)	$18.82	$18.89	$20.28	$15.42	$22.38	$22.85

Subtotal -
Los Angeles County	Expiring SF(1)	321,250	1,318,523	1,971,341	1,981,367	1,014,869	3,119,941
	% of Leased SF(2)	1.9%	7.7%	11.5%	11.6%	5.9%	18.2%
	Rent per SF(3)	$21.84	$23.09	$23.39	$22.98	$26.45	$29.12
Orange County	Expiring SF(1)	188,902	798,980	665,294	497,644	631,073	700,899
	% of Leased SF(2)	1.1%	4.7%	3.9%	2.9%	3.7%	4.1%
	Rent per SF(3)	$14.99	$16.99	$17.63	$21.54	$20.44	$23.22
San Diego County	Expiring SF(1)	57,872	573,289	358,973	496,178	243,122	775,176
	% of Leased SF(2)	0.4%	3.3%	2.1%	2.9%	1.4%	4.5%
	Rent per SF(3)	$19.25	$18.88	$20.51	$18.01	$25.18	$21.93
All Others	Expiring SF(1)	8,085	169,204	347,869	165,066	223,125	273,281
	% of Leased SF(2)	0.0%	1.0%	2.0%	0.9%	1.3%	1.6%
	Rent per SF(3)	$18.09	$19.28	$18.26	$19.79	$19.14	$18.41

Total Portfolio	Expiring SF(1)	576,109	2,859,996	3,343,477	3,140,255	2,112,189	4,869,297

	% of Leased SF(2)	3.4%	16.7%	19.5%	18.3%	12.3%	28.4%

	Rent per SF(3)	$19.28	$20.32	$21.40	$21.80	$23.73	$26.53

(1)	Represents the rentable square footage of expiring leases. For 2002, represents expirations from October 1, 2002 through December 31, 2002, not including month-to-month tenants.

(2)	Percentage of total rentable square footage expiring during the period.

(3)	Represents annualized ending cash rents of expiring leases.

LEASE EXPIRATIONS BY QUARTER
As of September 30, 2002

		Q1-03	Q2-03	Q3-03	Q4-03

Los Angeles County:
West	Expiring SF(1)	132,515	94,309	194,434	182,459
	% of Leased SF(2)	0.8%	0.5%	1.1%	1.1%
	Rent per SF(3)	$25.69	$25.68	$24.37	$29.66
North	Expiring SF(1)	58,111	135,777	63,260	164,994
	% of Leased SF(2)	0.3%	0.8%	0.4%	1.0%
	Rent per SF(3)	$22.76	$18.15	$23.28	$22.34
South	Expiring SF(1)	45,799	50,723	138,267	57,875
	% of Leased SF(2)	0.3%	0.3%	0.8%	0.3%
	Rent per SF(3)	$20.76	$19.81	$17.35	$20.27

Subtotal -
Los Angeles County	Expiring SF(1)	236,425	280,809	395,961	405,328
	% of Leased SF(2)	1.4%	1.6%	2.3%	2.4%
	Rent per SF(3)	$24.02	$20.98	$21.74	$25.34
Orange County	Expiring SF(1)	84,295	144,801	374,776	195,108
	% of Leased SF(2)	0.5%	0.9%	2.2%	1.1%
	Rent per SF(3)	$17.07	$16.36	$17.29	$16.85
San Diego County	Expiring SF(1)	289,895	101,684	89,271	92,439
	% of Leased SF(2)	1.7%	0.6%	0.5%	0.5%
	Rent per SF(3)	$17.94	$20.46	$17.62	$21.32
All Others	Expiring SF(1)	21,713	54,447	47,423	45,621
	% of Leased SF(2)	0.1%	0.3%	0.3%	0.3%
	Rent per SF(3)	$20.76	$16.90	$19.18	$21.53

Total Portfolio	Expiring SF(1)	632,328	581,741	907,431	738,496

	% of Leased SF(2)	3.7%	3.4%	5.3%	4.3%

	Rent per SF(3)	$20.19	$19.35	$19.36	$22.36

(1)	Excludes month-to-month tenants.

(2)	Percentage of total rentable space expiring during the period.

(3)	Represents annualized ending cash rents of expiring leases.

DEVELOPMENT SUMMARY
As of September 30, 2002

								Estimated
		Costs		Percent		Estimated		Year 1		Estimated
		Incurred	Estimated	Leased		Shell	Estimated	Stabilized	Estimated	Year 1
	Square	To Date	Total Cost (1)	at		Completion	Stabilization	Cash NOI (3)	Year 1 Annual	Annual
Property	Feet	(in thousands)	(in thousands)	10/28/02		Date	Date (2)	(in thousands)	Cash Yield	GAAP Yield (4)

Howard Hughes Center:
6080 Center Drive	283,000	$74,047	$77,100	96	%(5)	Complete	(5)	$8,200	10.6%	11.8%
6100 Center Drive	283,000	63,558	81,500	—		Complete	2nd Qtr 2003	$7,500	9.2%	10.2%
Unallocated Acquisition And Master Plan Costs(1)	—	17,285	19,800

Total Development Properties	566,000	$154,890	$178,400

(1)	Estimated total cost includes purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during development, as well as an allocation of land and master plan costs. Unallocated acquisition and master plan costs consists of unallocated land costs and master plan costs that will be allocated to future development projects at the Howard Hughes Center. We have entitlements to construct an additional approximately 425,000 net rentable square feet of office space and have two parcels entitled for hotel development at the Howard Hughes Center.

(2)	We consider a property to be stabilized in the quarter when the property is at least 95% leased.

(3)	We consider Stabilized Cash NOI to be the rental revenues from the property less the operating expenses of the property on a cash basis before deducting financing costs (interest and principal payments) after the property is at least 95% leased.

(4)	We consider the Estimated Year 1 Annual GAAP Yield to be the property’s Stabilized Cash NOI adjusted for straight-line rents during its first year in service over the property’s estimated total costs.

(5)	This property stabilized on October 23, 2002 at 96% leased and is currently 89% occupied.

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

     In addition to our development at the Howard Hughes Center, we have completed preliminary designs and are marketing an approximate 170,000 square foot build-to-suit office building at our Long Beach Airport Business Park. Also as part of our Gateway Towers acquisition in August 2002, we acquired a 5-acre developable land parcel in Torrance, California that we intend to market for a build-to-suit office building. We do not intend to commence construction on these projects until build-to-suit tenant leases are signed with terms allowing us to achieve yields commensurate with the project’s development risk.

     We expect to finance our development activities over the next 24 months through net cash provided by operating activities, proceeds from asset sales and proceeds from our unsecured lines of credit.

Business Strategy

     Our primary business strategy is to actively manage our portfolio to achieve gains in rental rates and occupancy, control operating expenses and to maximize income from ancillary operations and services. Depending on market conditions, we may also develop, renovate, acquire or divest properties.

     We continue to seek to build a tenant base of smaller, diverse companies that limit our exposure to any single tenant or industry. Smaller tenants typically translate into shorter-term leases. Shorter-term leases provide greater opportunity for renewing a substantial portion of our portfolio at higher rental rates each year during strong markets, but create challenges to maintain occupancy and rates when markets weaken. The average term of our leases is 4 to 5 years resulting in approximately 15% to 20% of our leases turning over annually.

     We closely monitor our operating expenses and capital expenditures to sustain or improve operating margins and dividend coverage. We may defer discretionary capital expenditures until market conditions improve.

     When market conditions permit, we may selectively develop or acquire new properties that add value and fit strategically into our portfolio. We may also sell existing properties and redeploy the proceeds into investments that we believe will generate higher long-term value.

Current Economic Climate

     Our short and long-term liquidity, ability to refinance existing indebtedness, ability to issue long-term debt and equity securities at favorable rates and our dividend policy are significantly impacted by the operating results of our properties, all of which are located in Southern California. Our ability to lease available space and increase rates when leases expire is largely dependent on the demand for office space in the markets where our properties are located. We believe current uncertainty over the national and Southern California economic environment is exerting downward pressures on the demand for Southern California commercial office space. We are experiencing these downward pressures due to several factors as follows:

•	Occupancy and rental rates have decreased in recent months, and are expected to decrease further due to the state of the local economy and competition from other office landlords;

•	Larger tenants are taking more time to make their leasing decisions reflecting the uncertainty in the economy;

•	Some tenants are under-utilizing their existing space and can therefore expand internally before they need new space;

•	Tenant concessions have increased and are expected to further increase as a result of competition for prospective tenants;

•	Sublease space, although stabilizing, stands at about 2.5% of total inventory throughout Southern California; and

•	Over-building has increased vacancy rates in some submarkets.

     These factors have contributed to a decrease in the occupancy of our portfolio from 92.2% as of December 31, 2001 to 89.7% as of September 30, 2002.

     Overall market rental rates in Southern California declined 1 to 2% during the three months ended September 30, 2002. Given the current trends, including the expected continued occupancy pressures and more aggressive pricing for sublease space, we expect market rates will decline an additional 1 to 2% during the remainder of 2002. Concessions also rose 3 to 5% during the three months ended September 30, 2002. As occupancy pressures continue, we expect concessions in either free rent or higher tenant improvement allowances to rise.

     The timing and extent of future changes in the national and local economy and their effects on our properties and results of operations are difficult to accurately predict. It is possible, however, that these national and regional issues may more directly affect us and our operating results in the future, making it more difficult for us to lease and renew available space, to increase or maintain rental rates as leases expire and to collect amounts due from our tenants. For additional information, see “Risk Factors — Further declines in the economic activity of Southern California will adversely affect our operating results,” “— The financial condition and solvency of our tenants may reduce our cash flow,” and “— Rising energy costs and power outages in California may have an adverse effect on our operations and revenue” sections of our 2001 annual report on Form 10-K.

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

     Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of September 30, 2002, a 1% increase in interest rates on our $299.6 million of floating rate debt would decrease annual future earnings and cash flows by approximately $3.0 million and would not have an impact on the fair value of the floating rate debt. Conversely, a 1% decrease in interest rates on our $299.6 million of floating rate debt would increase annual future earnings and cash flows by approximately $3.0 million and would not have an impact on the fair value of the floating rate debt. The weighted average interest rate on our floating debt as of September 30, 2002 was 3.47%.

     Our fixed rate debt totaled $1,069.4 million as of September 30, 2002 with a weighted average interest rate of 7.91% and a total fair value of approximately $1,143.2 million. A 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $46.1 million and would not have an impact on future earnings and cash flows. A 1% increase in interest rates would decrease the fair value of our fixed rated debt by approximately $43.7 million and would not have an impact on future earnings and cash flows.

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

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have an investment in an unconsolidated entity. Because we do not control or manage this entity, our disclosure controls and procedures with respect to such an entity is necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

     There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

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

Item 2. Changes in Securities

     During the three months ended September 30, 2002, we redeemed an aggregate of 13,000 common operating partnership units of the Operating Partnership for shares of our common stock. The redemption of limited partnership units for shares of our common stock was exempt from the registration requirement of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of Matters to a Vote of Securities Holders — None

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8

(a)	Exhibits

10.40*	Third Amended and Restated Revolving Credit Agreement between Arden Realty Limited Partnership and a group of lenders led by Wells Fargo Bank dated as of August 9, 2002.

10.41*	Term Loan Agreement between Arden Realty Limited Partnership and Wells Fargo Bank, National Association dated as of September 19, 2002.

(*)	Incorporated by reference from Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN REALTY, INC.

Date: November 12, 2002	By:	/s/ Andrew J. Sobel

Andrew J. Sobel Executive Vice President — Strategic Planning and Operations

Date: November 12, 2002	By:	/s/ Richard S. Davis

Richard S. Davis Senior Vice President and Chief Financial Officer

OFFICERS’ CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Richard S. Ziman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Arden Realty, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Richard S. Ziman Richard S. Ziman Chairman of the Board and Chief Executive Officer Arden Realty, Inc.

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Richard S. Davis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Arden Realty, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Richard S. Davis Richard S. Davis Senior Vice President and Chief Financial Officer Arden Realty, Inc.

CERTIFICATION OF CHIEF OPERATING OFFICER

I, Victor J. Coleman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Arden Realty, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Victor J. Coleman Victor J. Coleman President and Chief Operating Officer Arden Realty, Inc.

CERTIFICATION OF EXECUTIVE VICE PRESIDENT

I, Andrew J. Sobel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Arden Realty, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Andrew J. Sobel Andrew J. Sobel Executive Vice President — Strategic Planning and Operations Arden Realty, Inc.

CERTIFICATION OF SENIOR VICE PRESIDENT

I, Robert C. Peddicord, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Arden Realty, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Robert C. Peddicord Robert C. Peddicord Senior Vice President — Leasing and Property Operations Arden Realty, Inc.

CERTIFICATION OF GENERAL COUNSEL

I, David A. Swartz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Arden Realty, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ David A. Swartz David A. Swartz General Counsel and Secretary Arden Realty, Inc.