Form 10-K
period 2002-12-31
ARDEN REALTY INC
filed 2003-03-28
CIK 1013794

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 1-12193

ARDEN REALTY, INC.

(Exact name of registrant as specified in its charter)

Maryland	95-4578533
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. Number)

11601 Wilshire Boulevard Fourth Floor

Los Angeles, California 90025-1740
(address of principal executive office)

Registrant’s telephone number, including area code: (310) 966-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

      The aggregate market value of the shares of common stock held by non-affiliates was approximately $1.8 billion based on the closing price on the New York Stock Exchange for such shares on June 28, 2002.

      The number of the Registrant’s shares of common stock outstanding was 63,066,851 as of March 21, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

ARDEN REALTY, INC.

i

PART I

ITEM 1. Business

(a) GENERAL

      The terms “Arden Realty”, “us”, “we” and “our” as used in this report refer to Arden Realty, Inc. We were incorporated in Maryland in May 1996 and completed our initial public offering in October 1996. Commencing with our taxable year ended December 31, 1996, we have operated and qualified as a real estate investment trust, or REIT, for federal income tax purposes. We are a self-administered and self-managed REIT that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are the sole general partner of Arden Realty Limited Partnership, or the operating partnership, and as of December 31, 2002, we owned approximately 97.3% of the operating partnership’s common partnership units. We conduct substantially all of our operations through the operating partnership and its consolidated subsidiaries.

(b) INDUSTRY SEGMENTS

      We are currently involved in only one industry segment, namely the operation of commercial real estate located in Southern California. All of the financial information contained in this report relates to this industry segment.

(c) DESCRIPTION OF BUSINESS

      We are a full-service real estate organization managed by 8 senior executive officers who have experience in the real estate industry ranging from 11 to 33 years and who collectively have an average of 19 years of experience. We perform all property management, construction management, accounting, finance and acquisition activities and a majority of our leasing transactions for our portfolio with our staff of approximately 300 employees.

      As of December 31, 2002, we were Southern California’s largest publicly traded office landlord as measured by total net rentable square feet owned. As of December 31, 2002, our portfolio of primarily suburban office properties consisted of 137 properties and 223 buildings containing approximately 19.4 million net rentable square feet including one development property with approximately 283,000 net rentable square feet under lease-up. As of December 31, 2002, our properties were 90.1% occupied.

     Portfolio Management

      We perform all portfolio management activities, including management of all lease negotiations, construction management of tenant improvements or tenant build-outs, property renovations, capital expenditures and on-site property management for our portfolio. We directly manage these activities from approximately 44 management offices located throughout our portfolio. The activities of these management offices are supervised by four regional offices with oversight by our corporate office to ensure consistency of the application of our operating policies and procedures. Each regional office is strategically located within the Southern California submarkets where our properties are located and is managed by a regional First Vice President who is responsible for supervising the day-to-day activities of our management offices. Each regional office is staffed with leasing, property management, building engineering, construction and information systems specialists, our Regional Service Teams. By maintaining a regionally focused organizational structure led by seasoned managers, we are able to quickly respond to our tenants’ needs and market opportunities.

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

      We currently lease approximately 70% of our portfolio’s net rentable space using our in-house staff. We employ outside brokers who are monitored by our Regional Service Teams for the remainder of our net rentable space. Our in-house leasing program allows us to closely monitor rental rates and lease terms for new and renewal leases and reduce third-party leasing commissions.

  Business Strategies

      Our primary business strategy is to actively manage our portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and to maximize income from ancillary operations and services. When market conditions permit, we may also selectively develop or acquire new properties in submarkets that add value and fit strategically into our portfolio. We may also sell existing properties and deploy the proceeds into investments that we believe will generate higher long-term value.

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

      Quality Service and Tenant Satisfaction

      We strive to provide quality service through our multidisciplinary operating approach resulting in timely responses to our tenants’ needs. Our seasoned Regional Service Teams interact and resolve issues relating to tenant satisfaction and day-to-day operations. For portfolio-wide operational and administrative functions, our corporate office provides support to all regional offices and provides immediate response for critical operational issues.

      Proactive Leasing

      The concentration of many of our properties within particular office submarkets and our relationships with a broad array of businesses and outside brokers enables us to pursue proactive leasing strategies, to effectively monitor the demand of office space in our existing submarkets, to efficiently examine the office space requirements of existing and prospective tenants and to offer tenants a variety of space alternatives across our portfolio.

      Cost Control and Operating Efficiencies

      The size and geographic focus of our portfolio permits us to enhance portfolio value by controlling operating costs. We seek to capitalize on the economies of scale and concentration which result from the geographic focus of our portfolio through the ownership and management of multiple properties within particular submarkets and the maintenance of standardized processes and systems for cost control at each of our properties. These cost controls and operating efficiencies allowed us to achieve a 68.5% ratio of property operating results to total property revenues in 2002.

      Operating Strategies

      Based on our geographic focus in Southern California, experience in the local real estate markets and our evaluation of current market conditions, we believe the following key factors provide us with opportunities to maximize returns:

•	the broad diversification and balance of the Southern California economy and our tenant base minimizes our dependence on any one industry segment or small group of tenants;

•	the relative resiliency of the Southern California real estate market, as measured by lower vacancy rates compared to the national average and a lower decline in rental rates in our key submarkets than the average decreases in rates reported for the nation since the beginning of the current national economic downturn; and

•	the limited construction of new office properties in the Southern California region due to substantial building construction limitations and a minimal amount of developable land in most key submarkets.

          Internal Operating Strategy

      We believe that opportunities exist to increase cash flow from our existing portfolio. We intend to pursue internal growth by:

•	stabilizing occupancy throughout our portfolio;

•	capitalizing on economies of scale and concentration due to the size and geographic focus of our portfolio;

•	controlling operating expenses through active cost control management and systems; and

•	sourcing new and innovative revenue streams while providing high quality services to our tenants.

        Stabilizing Portfolio Occupancy

      Although our overall occupancy declined during 2002 by approximately 2.1% as a result of a continued downturn in the national and Southern California economic activity, we believe that we have been successful in attracting and retaining a diverse tenant base by actively managing our properties with an emphasis on tenant satisfaction and retention. Our in-house leasing teams, working with outside leasing brokers, continuously monitor each market to identify strong prospective tenants who are in need of new or additional space. We also strive to be responsive to the needs of existing tenants through our on-site professional management staff and by providing them with alternative space within our portfolio to accommodate their changing space requirements.

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

        Capitalizing on Economies of Scale and Concentration

      In order to capitalize on economies of scale and concentration arising from the size and geographic focus of our portfolio, each of our Regional Service Teams is responsible for several properties, which spreads administrative and maintenance costs over those properties and reduces per square foot expenses. In addition, contracting in bulk for parking operations, building services and supplies on a portfolio-wide basis also reduces our overall operating expenses.

        Sourcing Additional Revenue While Providing High Quality Services to Tenants

      We have invested in energy enhancement programs within our portfolio with the aim of reducing energy consumption, enhancing efficiency and lowering operating costs. Over the past three years, we have been recognized by the Environmental Protection Agency with the national Commercial Real Estate Partner of the Year award for our performance in the Energy Star Program. The competition involves top commercial real estate landlords throughout the United States and rigorous bench-marking procedures that track individual building energy efficiency. Of the 673 total Energy Star designated office buildings awarded nationally, 309 were awarded in California; of those, we had 83 award-winning buildings and were cited for having the most energy efficient buildings within a single portfolio in the nation.

      In 2001, we formed our taxable REIT subsidiary, Next>edge, to market our expertise in energy solutions and facilities management. In 2002, Next>edge began to assist companies to increase their energy efficiency and reduce costs by employing the latest technologies and the most energy-efficient operational strategies developed to date. These technologies include lighting, heating, ventilation and air conditioning retrofits, energy management system installations, on-site distributed generation and cogeneration projects and solar energy systems.

          External Operating Strategy

      We believe in the diversity and balance of the Southern California commercial real estate market, and we intend to continue to focus our resources primarily in this region. We have assembled a management team that has extensive experience and knowledge in this market that we believe provides us with a competitive advantage in identifying and capitalizing on selective development, renovation and acquisition opportunities.

      Subject to capital availability and market conditions, our approach is to seek development, renovation and acquisition opportunities in markets where we have an existing presence and where the following conditions exist:

•	low vacancy rates;

•	opportunities for rising rents due to employment growth and population movements;

•	a minimal amount of developable land; and

•	significant barriers to entry due to constraints on new development, including strict entitlement processes, height and density restrictions or other governmental requirements.

  Competition

      We compete with other owners and developers of office properties to attract tenants to our properties and to obtain suitable land for development. Ownership of competing properties is currently diversified among many different types, from publicly traded companies and institutional investors, including other REITs, to small enterprises and individual owners. No one owner or group of owners currently dominate or significantly influence the markets in which we operate. See “Risk Factors — Competition affects occupancy levels, rents and the cost of land which could adversely affect our revenues.”

  California Electric Utility Deregulation

      Problems associated with deregulation of the electric industry in California have resulted in significantly higher costs in some areas. All of our properties are currently located in areas served by utilities that either produce their own electricity, or that have procured long-term, fixed-rate contracts with commercial electrical providers. While we have no information suggesting that any future service interruptions are expected we believe that higher utility costs may continue as price increases are allowed by the California Public Utility Commission or other regulatory agencies.

      Approximately 28% of our properties and 21% of the total rentable square footage of our portfolio are subject to leases that require our tenants to pay all utility costs and the remainder provide that our tenants will reimburse us for utility costs in excess of a base year amount. See “Risk Factors — Rising energy costs and power outages in California may have an adverse effect on our operations and revenue.”

      We are also working with other companies to provide our properties with new applications of distributed generation, or on-site energy systems, such as solar microturbines, natural gas reciprocating engines, fuel cells and other “green” power alternatives. Lastly, we maintain ongoing communication with our tenants to assist them in ways to lower consumption in their workplace.

  Employees

      As of December 31, 2002, we had approximately 300 full-time employees that perform all of our property management, construction management, accounting, finance and acquisition activities and a majority of our leasing transactions.

  Available Information

      This annual report on Form 10-K and other periodic and current reports filed with the Securities and Exchange Commission, or SEC, are available, free of charge, by viewing the SEC Filings available in the Investor Information section of our website at www.ardenrealty.com as soon as reasonably practicable after we file them with the SEC.

(d) FOREIGN OPERATIONS

      We do not engage in any foreign operations or derive any revenue from foreign sources.

ITEM 2. Properties

  Existing Portfolio

      Our portfolio consists of 136 primarily office properties, containing approximately 19.1 million net rentable square feet, excluding a newly developed property with approximately 283,000 net rentable square feet currently under lease-up, that individually range from approximately 12,000 to 600,000 net rentable square feet. Of the 136 properties currently in service in our portfolio, 134 or 99% are office properties. All of our properties are located in Southern California and most are in suburban areas in close proximity to main thoroughfares. We believe that our properties are located within desirable and established business communities and are well maintained. Our properties offer an array of amenities including high-speed internet access, security, parking, conference facilities, on-site management, food services and health clubs.

      Following is a summary of our property portfolio as of December 31, 2002:

										Property Operating
										Results(2),(3)

							Approximate Net
	Number of			Number of			Rentable Square			For the Year Ended
	Properties(1)			Buildings(1)			Feet(1)			December 31, 2002

			% of			% of			% of		% of
Location	Total		Total	Total		Total	Total		Total	Total	Total

										($000’s and
										unaudited)

Los Angeles County
West(4)	31		23%	33		15%	5,021,715		26%	$108,411	38%
North	29		21%	46		21%	3,231,591		17%	45,407	16%
South	16		12%	21		9%	3,057,925		16%	33,181	12%

Subtotal	76		56%	100		45%	11,311,231		59%	186,999	66%
Orange County	24		18%	57		25%	3,708,926		19%	47,722	17%
San Diego County	25		18%	40		18%	2,857,195		15%	33,384	12%
Ventura/ Kern Counties	6		4%	17		8%	778,363		4%	9,240	3%
Riverside/ San Bernardino Counties(5)	5		4%	8		4%	476,461		3%	4,986	2%

Total	136	(6)	100%	222	(6)	100%	19,132,176	(6)	100%	$282,331	100%

(1)	Includes one property with approximately 140,000 net rentable square feet held for disposition.

(2)	We define Property Operating Results as revenue (including rent, tenant reimbursements, parking income and all other property specific revenues) less property operating expenses (including property taxes, insurance, utilities, repairs and maintenance and all other property specific operating expenses but excluding depreciation and financing costs). This measure is commonly used by investors to evaluate the performance of REITs, to determine trends in earnings and to compute the fair value of properties as it is not affected by (1) the cost of funds of the property owner or (2) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP. The first factor is commonly eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The second factor is commonly eliminated because it may not accurately represent the actual change in value in real estate properties that results from use or changes in market conditions. We believe that eliminating these costs from net income gives investors an additional measure of operating performance that, when used as an adjunct to net income computed in accordance with GAAP, can be a useful measure of our operating results.

Property Operating Results captures trends in occupancy rates, rental rates and operating costs. However, Property Operating Results excludes general and administrative costs, interest expense, interest income, depreciation and amortization expense and gains or losses from the sale of properties, changes in value in our real estate properties that result from use or permanent impairment to carrying costs as stipulated by GAAP or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. Therefore, Property Operating Results may fail to capture significant trends which limits its usefulness.

Property Operating Results is a non-GAAP measure of performance. Property Operating Results is not a substitute for net income as computed in accordance with GAAP. It excludes significant expense components such as depreciation and amortization expense and financing costs. This measure should be analyzed in conjunction with net income and cash flow from operating activities as computed in accordance with GAAP. Other companies may use different methods for calculating Property Operating Results or similarly entitled measures and accordingly, our Property Operating Results may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.

The following is a reconciliation of income from continuing operations before gain on sale of properties and minority interest to Property Operating Results (in thousands):

	Year Ended December 31,

	2002	2001	2000

Income from continuing operations before gain on sale of properties and minority interest	$72,989	$99,227	$100,948
Add:
General and administrative expense	13,166	12,143	9,336
Interest expense	88,516	84,195	78,406
Depreciation and amortization	110,202	100,775	85,947
Less:
Interest and other income	(2,542)	(2,941)	(3,527)

Property Operating Results	$282,331	$293,399	$271,110

(3)	Excludes the operating results of one property classified as held for disposition. The operating results for this property are reported as part of discontinued operations in our consolidated statements of income.

(4)	Includes a retail property with approximately 37,000 net rentable square feet.

(5)	Includes a retail property with approximately 133,000 net rentable square feet.

(6)	Including one development property currently under lease-up, our total portfolio consists of 137 properties with 223 buildings and approximately 19.4 million rentable square feet.

     The following is a summary of our occupancy and in-place rents as of December 31, 2002:

			Annualized Base Rent
			Per Leased Square Foot(1)

				Full Service
Location	Percent Occupied	Percent Leased	Portfolio Total	Gross Leases(2)

Los Angeles County
West	90.2%	91.4%	$28.46	$28.60
North	86.1%	89.1%	21.48	22.32
South	87.7%	89.3%	19.34	20.43
Orange County	94.8%	95.4%	18.28	21.46
San Diego County	88.9%	88.9%	18.54	22.91
Ventura/ Kern Counties	96.2%	96.7%	18.46	18.70
Riverside/ San Bernardino Counties	93.9%	94.6%	17.29	19.85

Total/ Weighted Average	90.1%	91.4%	$21.67	$23.68

(1)	Based on monthly contractual base rent under existing leases as of December 31, 2002, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	Excludes 38 properties and approximately 3.9 million square feet under triple net and modified gross leases.

     Development Properties

      In addition to the properties listed above, we currently have one development property containing approximately 283,000 net rentable square feet under lease-up. This property is located in the Howard Hughes Center, a 70-acre commercial development located two miles north of Los Angeles International Airport and immediately adjacent to the San Diego Freeway (I-405), with on- and off-ramps that directly serve the site.

      The following table summarizes information about this property as of December 31, 2002:

Estimated
						Year 1	Estimated	Estimated
			Percent			Stabilized	Year 1	Year 1
	Costs	Estimated	Leased	Shell	Estimated	Cash Property	Annual	Annual
	Incurred	Total	at	Completion	Stabilization	Operating	Cash	GAAP
Property	To Date	Cost(1)	3/24/03	Date	Date(2)	Results(3)	Yield	Yield(4)

	($000’s)	($000’s)				($000’s)
Howard Hughes Center:
6100 Center Drive	$65,296	$81,500	—	2nd Qtr 2002	4th Qtr 2003	$6,450	7.9%	8.9%

(1)	Estimated total cost includes purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during development, as well as an allocation of land and master plan costs.

(2)	We consider a property to be stabilized in the quarter when the property is at least 95% leased.

(3)	We consider stabilized Cash Property Operating Results to be the rental revenues from the property less the operating expenses of the property on a cash basis before deducting financing costs (interest and principle payments) after the property is at least 95% leased. Property Operating Results are discussed in greater detail in Note (2) to the Existing Portfolio summary table above.

(4)	Estimated Year 1 Annual GAAP Yield includes an adjustment for straight-line rents.

     In addition to the property above, we have entitlements and preliminary architectural designs completed for additional build-to-suit buildings at the Howard Hughes Center totaling an additional 425,000 net rentable square feet. We also have construction entitlements at the Howard Hughes Center for up to 600 hotel rooms. Build-to-suit buildings consist of properties constructed to the tenant’s specifications in return for the tenant’s long-term commitment to the property. We do not intend to commence construction on any additional build-to-suit buildings or hotels at the Howard Hughes Center until development plans and budgets are finalized and build-to-suit tenant leases are signed with terms allowing us to achieve yields commensurate with each project’s development risk.

      In addition to our development at the Howard Hughes Center, we have completed preliminary designs and are marketing an approximately 170,000 net rentable square foot build-to-suit office building at our Long Beach Airport Business Park. Also, as part of our Gateway Towers acquisition in August 2002, we acquired a 5-acre developable land parcel in Torrance, California that we are also marketing for a build-to-suit building. We do not intend to commence construction on these projects until build-to-suit tenant leases are signed with terms allowing us to achieve yields commensurate with each project’s development risk.

      We expect to finance our development activities over the next 24 months through net cash provided by operating activities, proceeds from asset sales or proceeds from our lines of credit.

       Acquisitions

      The following table summarizes our acquisition activity during 2002:

Property	County	Submarket	Date of Purchase	Property Type	Square Feet	Purchase Price

						($000’s)
Gateway Towers	Los Angeles	Torrance	Aug. 7, 2002	Office	432,894	$62,500
Gateway Land Parcel	Los Angeles	Torrance	Aug. 7, 2002	Developable Land	N/ A	3,500
Crossroads	San Diego	Mission Valley	Aug. 16, 2002	Office	133,566	16,900
Governor Executive Center	San Diego	Governor Park	Aug. 16, 2002	Office	52,195	11,200
Carmel Valley Center I & II	San Diego	Del Mar Heights	Aug. 30, 2002	Office	107,197	28,400
Carmel View Office Plaza	San Diego	Rancho Bernardo	Aug. 30, 2002	Office	77,460	12,500

Total					803,312	$135,000

     Dispositions

      The following table summarizes our disposition activity during 2002:

Property	County	Submarket	Date of Sale	Property Type	Square Feet		Sales Price

							($000’s)
Harbor Corporate Center	Los Angeles	Torrance	Mar. 7, 2002	Office	63,925		$6,900
Renaissance Court	Los Angeles	Simi/Conejo Valley	April 16, 2002	Office	61,245		8,300
6800 Owensmouth	Los Angeles	West San Fernando Valley	May 1, 2002	Office	80,014		8,400
2730 Wilshire Apartments	Los Angeles	Santa Monica	Nov. 1, 2002	Apartment	—	(1)	2,300

Total					205,184		$25,900

(1)	Consists of 16 apartment units.

     The following table presents specific information regarding our 136 stabilized properties as of December 31, 2002:

			Year(s)	Approximate
Property			Built/	Net Rentable
Name	Submarket	Location	Renovated	Square Feet

Los Angeles County
Los Angeles West
9665 Wilshire	Beverly Hills/ Century City	Beverly Hills	1972/92-93	158,684
Beverly Atrium	Beverly Hills/ Century City	Beverly Hills	1989	59,650
8383 Wilshire	Beverly Hills/ Century City	Beverly Hills	1971/93	417,463
120 S. Spalding	Beverly Hills/ Century City	Beverly Hills	1984	60,656
9100 Wilshire Blvd	Beverly Hills/ Century City	Beverly Hills	1971/90	326,227
Century Park Center	Beverly Hills/ Century City	Los Angeles	1972/94	243,404
10350 Santa Monica	Beverly Hills/ Century City	Los Angeles	1979	42,292
10351 Santa Monica	Beverly Hills/ Century City	Los Angeles	1984	96,251
Westwood Terrace	Westwood/ West Los Angeles	Los Angeles	1988	135,943
1950 Sawtelle	Westwood/ West Los Angeles	Los Angeles	1988/95	103,106
10780 Santa Monica	Westwood/ West Los Angeles	Los Angeles	1984	92,486
Wilshire Pacific Plaza	Westwood/ West Los Angeles	Los Angeles	1976/87	100,122
World Savings Center(2)	Westwood/ West Los Angeles	Los Angeles	1983	469,115
11075 Santa Monica	Westwood/ West Los Angeles	Los Angeles	1983	35,696
2730 Wilshire	Westwood/ West Los Angeles	Santa Monica	1985	55,080
2800 28th Street	Westwood/ West Los Angeles	Santa Monica	1979	103,506
1919 Santa Monica	Westwood/ West Los Angeles	Santa Monica	1991	43,796
2001 Wilshire Blvd	Westwood/ West Los Angeles	Santa Monica	1980	101,125
Westwood Center	Westwood/ West Los Angeles	Santa Monica	1965/2000	313,000
400 Corporate Pointe	Marina Area/ Culver City/ LAX	Culver City	1987	164,598
600 Corporate Pointe	Marina Area/ Culver City/ LAX	Culver City	1989	273,339
Bristol Plaza	Marina Area/ Culver City/ LAX	Culver City	1982	84,014
Northpoint	Marina Area/ Culver City/ LAX	Los Angeles	1991	104,235
Howard Hughes Spectrum Club	Marina Area/ Culver City/ LAX	Los Angeles	1993	36,959
Howard Hughes Tower	Marina Area/ Culver City/ LAX	Los Angeles	1987	313,833
6060 Center Drive	Marina Area/ Culver City/ LAX	Los Angeles	2000	241,928
6080 Center Drive	Marina Area/ Culver City/ LAX	Los Angeles	2002	287,148
Univision-5999 Center Drive	Marina Area/ Culver City/ LAX	Los Angeles	2001	161,650
6100 Wilshire	Park Mile/ West Hollywood	Los Angeles	1986	202,704
145 South Fairfax	Park Mile/ West Hollywood	Los Angeles	1984	53,994
Beverly Sunset Medical Plaza(3)	Park Mile/ West Hollywood	Los Angeles	1963/92-95	139,711

Subtotal/ Weighted Average — Los Angeles West				5,021,715

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Annualized
	Percentage of				Base Rent
	Total				per Leased
	Portfolio Net		Annualized		Net Rentable
Property	Rentable	Percent	Base Rent	Number of	Square
Name	Square Feet	Leased	($000s)	Leases	Feet(1)

Los Angeles County
Los Angeles West
9665 Wilshire	0.8%	99.3%	$5,900	21	$37.44
Beverly Atrium	0.3	94.1	1,578	14	28.10
8383 Wilshire	2.2	90.2	9,700	124	25.75
120 S. Spalding	0.3	100.0	2,408	14	38.27
9100 Wilshire Blvd	1.7	91.7	8,160	71	27.26
Century Park Center	1.3	91.3	5,131	92	23.08
10350 Santa Monica	0.2	83.9	828	15	23.32
10351 Santa Monica	0.5	87.7	1,929	15	22.86
Westwood Terrace	0.7	98.5	3,726	26	27.82
1950 Sawtelle	0.5	88.1	2,266	35	24.96
10780 Santa Monica	0.5	95.4	2,135	34	24.21
Wilshire Pacific Plaza	0.5	92.2	2,434	39	26.37
World Savings Center(2)	2.5	94.2	13,468	55	30.49
11075 Santa Monica	0.2	91.3	799	6	24.53
2730 Wilshire	0.3	100.0	1,496	32	26.57
2800 28th Street	0.5	82.3	2,328	37	27.32
1919 Santa Monica	0.2	70.9	910	3	29.32
2001 Wilshire Blvd	0.5	93.2	2,626	19	27.87
Westwood Center	1.7	83.1	9,818	36	37.75
400 Corporate Pointe	0.9	100.0	3,179	21	19.32
600 Corporate Pointe	1.4	91.1	5,736	21	23.05
Bristol Plaza	0.4	97.7	1,687	28	20.55
Northpoint	0.5	78.4	2,569	7	31.43
Howard Hughes Spectrum Club	0.2	100.0	909	1	24.60
Howard Hughes Tower	1.6	74.3	6,922	30	29.70
6060 Center Drive	1.3	100.0	8,473	8	34.14
6080 Center Drive	1.5	96.0	9,684	14	36.26
Univision-5999 Center Drive	0.9	100.0	4,247	2	25.53
6100 Wilshire	1.1	100.0	5,397	55	26.03
145 South Fairfax	0.3	90.0	1,066	13	21.92
Beverly Sunset Medical Plaza(3)	0.7	74.7	3,137	55	30.06

Subtotal/ Weighted Average — Los Angeles West	26.2%	91.4%	$130,646	943	$28.46

			Year(s)	Approximate
Property			Built/	Net Rentable
Name	Submarket	Location	Renovated	Square Feet

Los Angeles North
Calabasas Commerce Center	Simi/ Conejo Valley	Calabasas	1990	126,771
Calabasas Tech	Simi/ Conejo Valley	Calabasas	1990/2001	273,526
Pennsfield Plaza	Simi/ Conejo Valley	Thousand Oaks	1989	21,202
Conejo Business Center	Simi/ Conejo Valley	Thousand Oaks	1991	69,017
Marin Corporate Center	Simi/ Conejo Valley	Thousand Oaks	1986	51,360
Hillside Corporate Center	Simi/ Conejo Valley	Westlake	1998	59,876
Westlake — 5601 Lindero	Simi/ Conejo Valley	Westlake	1989	105,830
Westlake Gardens	Simi/ Conejo Valley	Westlake	1998	49,639
Westlake Gardens II	Simi/ Conejo Valley	Westlake	1999	48,874
Woodland Hills	West San Fernando Valley	Woodland Hills	1972/95	224,955
Los Angeles Corporate Center	San Gabriel Valley	Monterey Park	1984/86	389,293
Clarendon Crest	West San Fernando Valley	Woodland Hills	1990	43,063
Lyons Plaza	Santa Clarita Valley	Santa Clarita	1990	61,203
Tourney Pointe	Santa Clarita Valley	Santa Clarita	1985/98-2000	219,991
16000 Ventura	Central San Fernando Valley	Encino	1980/96	174,841
15250 Ventura	Central San Fernando Valley	Sherman Oaks	1970/90-91	110,641
Noble Professional Center	Central San Fernando Valley	Sherman Oaks	1985/93	51,828
Sunset Point Plaza	Valencia	Newhall	1988	58,105
303 Glenoaks	East San Fernando Valley/ Tri-Cities	Burbank	1983/96	175,289
601 S. Glenoaks	East San Fernando Valley/ Tri-Cities	Burbank	1990	72,524
Burbank Executive Plaza	East San Fernando Valley/ Tri-Cities	Burbank	1983	60,395
California Federal Building	East San Fernando Valley/ Tri-Cities	Burbank	1978	81,243
425 West Broadway	East San Fernando Valley/ Tri-Cities	Glendale	1984	71,589
Glendale Corporate Center	East San Fernando Valley/ Tri-Cities	Glendale	1985	108,209
70 South Lake	East San Fernando Valley/ Tri-Cities	Pasadena	1982/94	100,133
150 East Colorado Boulevard	East San Fernando Valley/ Tri-Cities	Pasadena	1979/97	61,168
299 N. Euclid	East San Fernando Valley/ Tri-Cities	Pasadena	1983	73,522
5161 Lankershim	East San Fernando Valley/ Tri-Cities	North Hollywood	1985/97	178,317
535 N. Brand Blvd	East San Fernando Valley/ Tri-Cities	North Hollywood	1973/92/99	109,187

Subtotal/ Weighted Average — Los Angeles North				3,231,591
Los Angeles South
Long Beach Airport Bldg D(2)	Long Beach	Long Beach	1987/95	121,610
Long Beach Airport Bldg F & G(2)	Long Beach	Long Beach	1987/95	150,403
5000 East Spring(2)	Long Beach	Long Beach	1989/95	163,358
100 Broadway	Long Beach	Long Beach	1987/96	191,727

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Annualized
	Percentage of				Base Rent
	Total				per Leased
	Portfolio Net		Annualized		Net Rentable
Property	Rentable	Percent	Base Rent	Number of	Square
Name	Square Feet	Leased	($000s)	Leases	Feet(1)

Los Angeles North
Calabasas Commerce Center	0.7%	89.9%	$2,089	11	$18.33
Calabasas Tech	1.3	100.0	4,846	16	17.31
Pennsfield Plaza	0.1	95.2	382	12	18.94
Conejo Business Center	0.4	80.5	1,131	25	20.34
Marin Corporate Center	0.3	97.7	1,101	31	21.96
Hillside Corporate Center	0.3	87.7	1,342	9	25.55
Westlake — 5601 Lindero	0.6	78.1	1,468	2	17.75
Westlake Gardens	0.3	87.6	1,204	16	27.69
Westlake Gardens II	0.3	100.0	1,243	4	25.44
Woodland Hills	1.2	87.5	4,616	68	23.45
Los Angeles Corporate Center	2.0	97.9	7,889	45	20.70
Clarendon Crest	0.2	89.5	801	16	20.76
Lyons Plaza	0.3	68.3	1,001	23	23.95
Tourney Pointe	1.1	84.8	3,638	32	19.51
16000 Ventura	0.9	95.7	3,746	46	22.39
15250 Ventura	0.6	89.9	2,271	39	22.83
Noble Professional Center	0.3	96.9	1,126	19	22.41
Sunset Point Plaza	0.3	97.6	1,436	27	25.31
303 Glenoaks	0.9	59.0	2,450	23	23.68

601 S. Glenoaks	0.4	83.6	1,307	14	21.56

Burbank Executive Plaza	0.3	74.3	1,112	13	24.80
California Federal Building	0.4	84.2	1,297	12	18.96
425 West Broadway	0.4	96.0	1,472	13	21.41

Glendale Corporate Center	0.6	85.6	1,926	19	20.79
70 South Lake	0.5	97.3	2,480	17	25.47

150 East Colorado Boulevard	0.3	94.0	1,306	19	22.71
299 N. Euclid	0.4	100.0	1,688	5	22.92

5161 Lankershim	0.9	83.6	3,358	7	22.53

535 N. Brand Blvd	0.6	88.1	2,113	40	21.96

Subtotal/ Weighted Average — Los Angeles North	16.9%	89.1%	$61,839	623	$21.48
Los Angeles South
Long Beach Airport Bldg D(2)	0.6%	100.0%	$1,211	1	$9.96
Long Beach Airport Bldg F & G(2)	0.8	100.0	1,354	1	9.00
5000 East Spring(2)	0.9	85.4	3,407	33	24.43
100 Broadway	1.0	91.5	4,009	35	22.87

			Year(s)	Approximate
Property			Built/	Net Rentable
Name	Submarket	Location	Renovated	Square Feet

1501 Hughes Way	Long Beach	Long Beach	1983/97	77,060
3901 Via Oro	Long Beach	Long Beach	1986/97	53,195
Oceangate Tower	Long Beach	Long Beach	1971/93-94	210,907
Continental Grand Plaza	El Segundo	El Segundo	1986	235,926
Grand Avenue Plaza (1970)	El Segundo	El Segundo	1980	81,448
5200 West Century	Marina Area/ Culver City/ LAX	Culver City	1982/98-99	310,910
Skyview Center	Marina Area/ Culver City/ LAX	Los Angeles	1981/87/95	391,675
South Bay Centre	Torrance	Gardena	1984	202,830
Pacific Gateway	Torrance	Torrance	1982/90	223,731
Mariner Court	Torrance	Torrance	1989	105,436
South Bay Tech	Torrance	Torrance	1984	104,815
Gateway Towers	Torrance	Torrance	1984/86	432,894

Subtotal/ Weighted Average — Los Angeles South				3,057,925
Orange County
Whittier	San Gabriel Valley	Whittier	1982	135,415
1370 Valley Vista	San Gabriel Valley	Diamond Bar	1988	84,081
5832 Bolsa	West County	Huntington Beach	1985	49,355
Huntington Beach Plaza	West County	Huntington Beach	1984/96	52,186
5702 Bolsa	West County	Huntington Beach	1987/97	27,731
5672 Bolsa	West County	Huntington Beach	1987	11,968
5632 Bolsa	West County	Huntington Beach	1987	21,568
Huntington Commerce Center	West County	Huntington Beach	1987	67,551
City Centre	West County	Fountain Valley	1982	302,519
Fountain Valley Plaza	West County	Fountain Valley	1982	107,252
3300 Irvine Avenue	Greater Airport Area	Newport Beach	1981/97	74,224
1821 Dyer	Greater Airport Area	Irvine	1980/88	115,061
Von Karman Corporate Center	Greater Airport Area	Irvine	1981/84	451,477
Norwalk	Long Beach	Norwalk	1978/94	122,175
91 Freeway Center	Mid-Cities	Artesia	1986/97	93,277
1503 South Coast	Greater Airport Area	Costa Mesa	1979/97	60,605
222 South Harbor(2)	Tri-Freeway Area	Anaheim	1986/91	175,391
Crown Cabot Financial	South County	Laguna Niguel	1989	172,900
625 The City	Tri-Freeway Area	Orange	1985/97	139,806
Orange Financial Center	Central County	Orange	1985/95	305,439
Centerpointe La Palma	North County	La Palma	1986/88/90	597,550
Lambert Office Plaza	North County	Brea	1986/97	32,807

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Annualized
	Percentage of				Base Rent
	Total				per Leased
	Portfolio Net		Annualized		Net Rentable
Property	Rentable	Percent	Base Rent	Number of	Square
Name	Square Feet	Leased	($000s)	Leases	Feet(1)

1501 Hughes Way	0.4	79.0	1,123	4	18.45
3901 Via Oro	0.3	90.1	868	4	18.12
Oceangate Tower	1.1	91.1	3,457	40	17.99
Continental Grand Plaza	1.2	73.4	4,679	29	27.01
Grand Avenue Plaza (1970)	0.4	82.6	1,225	4	18.20
5200 West Century	1.6	100.0	5,698	40	17.85
Skyview Center	2.0	77.3	5,182	53	17.12
South Bay Centre	1.1	94.9	3,594	35	18.67
Pacific Gateway	1.2	98.7	4,608	41	20.87
Mariner Court	0.6	96.7	2,017	37	19.78
South Bay Tech	0.5	68.0	1,228	8	17.22
Gateway Towers	2.3	91.1	9,144	66	23.19

Subtotal/ Weighted Average — Los Angeles South	16.0%	89.3%	$52,804	431	$19.34
Orange County
Whittier	0.7%	97.4%	$3,014	45	$22.85
1370 Valley Vista	0.4	100.0	1,735	15	20.44
5832 Bolsa	0.3	100.0	740	1	15.00
Huntington Beach Plaza	0.3	73.5	644	15	16.79
5702 Bolsa	0.1	100.0	220	2	7.92
5672 Bolsa	0.1	100.0	98	1	8.16
5632 Bolsa	0.1	100.0	181	1	8.40
Huntington Commerce Center	0.4	81.2	500	20	9.11
City Centre	1.6	97.1	5,772	20	19.65
Fountain Valley Plaza	0.6	100.0	2,254	9	20.91
3300 Irvine Avenue	0.4	91.2	1,680	27	24.83
1821 Dyer	0.6	94.3	1,246	3	11.49
Von Karman Corporate Center	2.4	97.7	9,240	32	20.95
Norwalk	0.6	97.8	2,142	9	17.92
91 Freeway Center	0.5	93.3	1,763	29	20.25
1503 South Coast	0.3	79.2	899	21	18.74
222 South Harbor(2)	0.9	84.9	3,034	20	20.38
Crown Cabot Financial	0.9	94.9	4,699	39	28.65
625 The City	0.7	87.6	2,540	31	20.75
Orange Financial Center	1.6	98.1	6,506	37	21.72
Centerpointe La Palma	3.1	95.6	10,533	89	18.44
Lambert Office Plaza	0.2	95.3	677	11	21.64

			Year(s)	Approximate
Property			Built/	Net Rentable
Name	Submarket	Location	Renovated	Square Feet

Savi Tech Center	North County	Yorba Linda	1989	341,446
Yorba Linda Business Park	North County	Yorba Linda	1988	167,142

Subtotal/ Weighted Average — Orange County				3,708,926
San Diego County
701 B Street(2)	Downtown	San Diego	1982/96	540,413
Foremost Professional Plaza	I-15 Corridor	San Diego	1992	60,534
Activity Business Center	I-15 Corridor	San Diego	1987	167,045
Bernardo Regency	I-15 Corridor	San Diego	1986	47,916
Carlsbad Corporate Center	North Coast	Carlsbad	1996	125,000
10180 Scripps Ranch	I-15 Corridor	San Diego	1978/96	43,560
Cymer Technology Center	I-15 Corridor	Rancho Bernardino	1986	155,612
Via Frontera	I-15 Corridor	Rancho Bernardino	1982/97	77,920
Poway Industrial	I-15 Corridor	Poway	1991/96	112,000
Balboa Corporate Center	Mission Valley/ Kearny Mesa	San Diego	1990	69,890
Panorama Corporate Center	Mission Valley/ Kearny Mesa	San Diego	1991	133,149
Ruffin Corporate Center	Mission Valley/ Kearny Mesa	San Diego	1990	45,059
Skypark Office Plaza	Mission Valley/ Kearny Mesa	San Diego	1986	202,164
Governor Park Plaza	North City	San Diego	1986	104,065
Westridge	North City	San Diego	1984/96	48,955
5120 Shoreham	North City	San Diego	1984	37,759
Morehouse Tech Center	North City	San Diego	1984	181,207
Torreyana Science Park	North City	La Jolla	1980/97	81,204
Waples Tech Center	North City	San Diego	1990	28,119
Genesee Executive Plaza	North City	San Diego	1984	155,820
10251 Vista Sorrento	North City	San Diego	1981/95	69,386
Carmel Valley Centre	Del Mar Heights	San Diego	1987/89	107,197
Governor Executive Center	Governor Park	San Diego	1988	52,195
Crossroads	Mission Valley	San Diego	1979	133,566
Carmel View Office Plaza	Rancho Bernardo/ Poway	San Diego	1985	77,460

Subtotal/ Weighted Average — San Diego County				2,857,195

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Annualized
	Percentage of				Base Rent
	Total				per Leased
	Portfolio Net		Annualized		Net Rentable
Property	Rentable	Percent	Base Rent	Number of	Square
Name	Square Feet	Leased	($000s)	Leases	Feet(1)

Savi Tech Center	1.8	100.0	3,130	4	9.17
Yorba Linda Business Park	0.8	98.6	1,435	61	8.70

Subtotal/ Weighted Average — Orange County	19.4%	95.4%	$64,682	542	$18.28
San Diego County
701 B Street(2)	2.8%	86.8%	$10,110	78	$21.56
Foremost Professional Plaza	0.3	88.5	1,373	30	25.62
Activity Business Center	0.8	92.8	2,217	40	14.30
Bernardo Regency	0.3	64.4	780	14	25.30
Carlsbad Corporate Center	0.7	100.0	1,207	1	9.36
10180 Scripps Ranch	0.2	100.0	445	1	10.22
Cymer Technology Center	0.8	100.0	1,813	2	11.65
Via Frontera	0.4	100.0	834	6	10.58
Poway Industrial	0.6	100.0	672	1	6.00
Balboa Corporate Center	0.4	100.0	843	1	12.06
Panorama Corporate Center	0.7	—	—	—	—
Ruffin Corporate Center	0.2	100.0	495	1	10.98
Skypark Office Plaza	1.1	99.6	4,023	19	19.98
Governor Park Plaza	0.5	93.1	2,334	20	24.10
Westridge	0.3	100.0	752	4	15.37
5120 Shoreham	0.2	94.9	750	6	20.94
Morehouse Tech Center	0.9	89.3	2,908	7	17.97
Torreyana Science Park	0.4	100.0	1,894	1	23.32
Waples Tech Center	0.1	91.9	364	3	14.07
Genesee Executive Plaza	0.8	75.1	3,178	18	27.17
10251 Vista Sorrento	0.4	100.0	1,193	1	17.20
Carmel Valley Centre	0.6	94.1	3,153	15	31.25
Governor Executive Center	0.3	97.0	1,291	11	25.50
Crossroads	0.7	100.0	2,680	12	20.07
Carmel View Office Plaza	0.4	95.5	1,785	14	24.11

Subtotal/ Weighted Average — San Diego County	14.9%	88.9%	$47,094	306	$18.54

			Year(s)	Approximate
Property			Built/	Net Rentable
Name	Submarket	Location	Renovated	Square Feet

Ventura & Kern Counties
Parkway Center I	Bakersfield	Bakersfield	1992/95	61,333
4900 California	Bakersfield	Bakersfield	1983	155,189
Center Promenade	West County	Ventura	1982	174,837
1000 Town Center	West County	Oxnard	1989	107,656
Solar Drive Business Center	West County	Oxnard	1982	125,132
Camarillo Business Park	West County	Camarillo	1984/97	154,216

Subtotal/ Weighted Average — Ventura & Kern Counties				778,363
Riverside and San Bernardino Counties
Centrelake Plaza	Inland Empire West	Ontario	1989	110,763
Tower Plaza Retail	Temecula	Temecula	1970/97	133,481
Chicago Avenue Business Park	Inland Empire East	Riverside	1986	47,482
Havengate Center	Inland Empire East	Rancho Cucamonga	1985	80,557
HDS Plaza	Inland Empire East	San Bernardino	1987	104,178

Subtotal/ Weighted Average — Riverside and San Bernardino Counties				476,461

Portfolio Total/ Weighted Average				19,132,176

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Annualized
	Percentage of				Base Rent
	Total				per Leased
	Portfolio Net		Annualized		Net Rentable
Property	Rentable	Percent	Base Rent	Number of	Square
Name	Square Feet	Leased	($000s)	Leases	Feet(1)

Ventura & Kern Counties
Parkway Center I	0.3%	95.6%	$1,099	13	$18.74
4900 California	0.8	95.5	2,583	18	17.43
Center Promenade	0.9	98.3	2,988	64	17.38
1000 Town Center	0.6	94.8	2,119	9	20.76
Solar Drive Business Center	0.7	100.0	2,300	37	17.64
Camarillo Business Park	0.8	91.9	2,809	24	19.82

Subtotal/ Weighted Average — Ventura & Kern Counties	4.1%	96.7%	$13,898	165	$18.46
Riverside and San Bernardino Counties
Centrelake Plaza	0.6%	98.5%	$2,530	22	$23.21
Tower Plaza Retail	0.7	91.2	1,475	24	12.12
Chicago Avenue Business Park	0.3	92.7	660	8	14.99
Havengate Center	0.4	94.5	1,303	18	17.11
HDS Plaza	0.5	95.8	1,824	13	18.28

Subtotal/ Weighted Average — Riverside and San Bernardino Counties	2.5%	94.6%	$7,792	85	$17.29

Portfolio Total/ Weighted Average	100%	91.4%	$378,755	3,095	$21.67

(1)	Calculated as monthly contractual base rent under existing leases as of December 31, 2002, multiplied by 12 and divided by leased net rentable square feet, for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	We lease the land underlying these properties or their parking structures pursuant to long term ground leases.

(3)	This property was sold on March 11, 2003 for approximately $32.5 million.

   Tenant Information

      As of December 31, 2002, we had over 3,000 tenants, with no one tenant representing more than 2.2% of the aggregate annualized base rent of our properties, and only 4 tenants individually representing more than 1.0% of our aggregate annualized base rent. Our properties are leased to local, national and foreign companies engaged in a variety of businesses including financial services, entertainment, health care services, accounting, law, education, publishing and local, state and federal government entities.

      Our leases are typically structured for terms of three to ten years. Leases typically contain provisions permitting tenants to renew expiring leases at prevailing market rates. Approximately 79% of our total rentable square footage is under full service gross leases under which tenants typically pay for all real estate taxes and operating expenses above those for an established base year or expense stop. Our remaining square footage is under triple net and modified gross leases. Triple net and modified gross leases are those where tenants pay not only base rent, but also some or all real estate taxes and operating expenses of the leased property. Tenants generally reimburse us the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning during non-business hours, and for on-site monthly employee and visitor parking. We are generally responsible for structural repairs.

      The following table presents information as of December 31, 2002 derived from our ten largest tenants based on the percentage of aggregate portfolio annualized base rent:

		Weighted	Percentage of	Percentage of
		Average	Aggregate	Aggregate
		Remaining	Portfolio	Portfolio		Annualized
	Number of	Lease Term	Leased	Annualized	Net Rentable	Base Rent
Tenant	Leases	in Months	Square Feet	Base Rent(1)	Square Feet	($000’s)

Vivendi Universal	4	88	1.32%	2.14%	231,681	$8,111
State of California	41	46	1.99	1.93	347,626	7,322
University of Phoenix	20	22	1.44	1.32	251,293	4,982
Univision Television Group, Inc.	2	226	0.95	1.12	166,363	4,247
Ceridian Corporation	5	80	0.92	0.95	160,805	3,589
U.S. Government	24	43	0.78	0.84	136,158	3,192
SBC Communications, Inc.	8	28	0.83	0.83	144,927	3,140
Verizon Communications, Inc.	8	20	0.90	0.70	156,612	2,659
Atlantic Richfield	13	44	0.72	0.70	126,830	2,659
Boeing	2	34	1.56	0.68	272,013	2,565

Total/ Weighted Average(2)	127	60	11.41%	11.21%	1,994,308	$42,466

(1)	Annualized base rent is calculated as monthly contractual base rent under existing leases as of December 31, 2002, multiplied by 12; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	The weighted average calculation is based on net rentable square footage leased by each tenant.

     The following table presents the diversification of the tenants occupying space in our portfolio by industry as of December 31, 2002:

			Percentage of
		Occupied	Total
	NAICS	Square	Occupied
North American Industrial Classification System Description	Code	Feet	Portfolio

Professional, Scientific, and Technical Services:
Legal Services	5411	1,232,234	7.15%
Accounting & Tax Preparation, Bookkeeping and Payroll Services	5412	665,891	3.86
Management, Scientific and Technical Consulting Services	5416	716,168	4.15
Other Services		1,792,026	10.40

Subtotal	541	4,406,319	25.56
Finance and Insurance	521-525	2,740,244	15.90
Information	511-519	2,156,850	12.51
Manufacturing	311-339	1,446,481	8.39
Health Care and Social Assistance	621-624	1,296,418	7.52
Administrative and Support and Waste Management and Remediation Services	561-562	799,288	4.64
Public Administration	921-928	747,784	4.34
Educational Services	611	700,114	4.06
Real Estate, Rental and Leasing	531-533	715,417	4.15
Wholesale Trade	423-425	531,102	3.08
Transportation and Warehousing	481-493	388,299	2.25
Arts, Entertainment, and Recreation	711-713	327,520	1.90
Construction	236-238	236,908	1.37
Accommodation and Food Services	721-722	195,362	1.13
Other Services (except Public Administration)	811-814	171,012	0.99
Retail Trade	441-454	131,117	0.76
Mining	211-213	85,272	0.49
Management of Companies and Enterprises	551	21,970	0.13
Utilities	221	8,795	0.05
Agriculture, Forestry, Fishing and Hunting	111-115	6,065	0.04
Non-classified	Other	125,754	0.74

Total Square Feet Occupied		17,238,091	100.00%

     Lease Distribution

      The following table presents information relating to the distribution of the leases for our 136 stabilized properties, based on leased net rentable square feet, as of December 31, 2002:

				Percent			Percentage
				of	Annualized	Average	of
			Total	Aggregate	Base Rent	Annualized	Aggregate
	Number	Percent	Leased	Portfolio	of	Base Rent	Portfolio
	of	of All	Square	Leased	Leases(1)	per Leased	Annualized
Square Feet Under Lease	Leases	Leases	Feet	Square Feet	($000s)	Square Foot	Base Rent

2,500 and under	1,558	50.34%	2,154,167	12.32%	$51,758	$24.03	12.68%
2,501 – 5,000	716	23.13	2,508,078	14.35	61,364	24.47	15.03
5,001 – 7,500	274	8.85	1,668,800	9.55	41,384	24.80	10.14
7,501 – 10,000	176	5.69	1,535,484	8.78	36,982	24.08	9.06
10,001 – 20,000	234	7.56	3,289,906	18.82	79,717	24.23	19.52
20,001 – 40,000	76	2.46	2,103,724	12.03	47,149	22.41	11.55
40,001 and over	61	1.97	4,220,717	24.15	89,948	21.31	22.02

Total/ Weighted Average	3,095	100.00%	17,480,876	100.00%	$408,302	$23.36	100.00%

(1)	Base rent is determined as of the date of lease expiration, including all fixed contractual base rent increases; increases tied to indices such as the Consumer Price Index are not included.

     Lease Expirations

      The following table presents a summary schedule of the total lease expirations for our 136 stabilized properties for leases in place at December 31, 2002. This table assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations:

					Average
					Annualized
			Percentage of	Annualized	Base Rent	Percentage
		Square	Aggregate	Base Rent of	Per Square	of Aggregate
	Number of	Footage of	Portfolio	Expiring	Foot of	Portfolio
	Leases	Expiring	Leased	Leases(1)	Expiring	Annualized
Year of Lease Expiration	Expiring	Leases	Square Feet	($000s)	Leases	Base Rent

Month-to-Month	123	285,197	1.63%	5,069	$17.77	1.24%
Q1 2003	147	545,036	3.12	11,182	20.52	2.74
Q2 2003	150	557,627	3.19	11,075	19.86	2.71
Q3 2003	175	782,242	4.47	16,032	20.50	3.93
Q4 2003	168	792,008	4.53	17,269	21.80	4.23

2003 Sub-Total(2)	640	2,676,913	15.31	55,558	20.75	13.61
2004	665	3,487,812	19.96	73,346	21.03	17.96
2005	618	3,251,717	18.60	70,907	21.81	17.37
2006	368	2,203,854	12.61	51,955	23.57	12.72
2007	328	1,792,555	10.26	44,098	24.60	10.80
2008	114	1,149,101	6.57	29,789	25.92	7.30
2009	52	517,603	2.96	13,211	25.52	3.24
2010	58	741,905	4.24	20,010	26.97	4.90
2011	28	458,249	2.62	18,148	39.60	4.44
2012	33	457,171	2.62	12,958	28.34	3.17
2013+	68	458,799	2.62	13,253	28.89	3.25

Total/ Weighted Average	3,095	17,480,876	100.00%	408,302	$23.36	100.00%

(1)	Base rent is determined as of the date of lease expiration, including all fixed contractual base rent increases; increases tied to indices such as the Consumer Price Index are not included.

(2)	Excludes month-to-month leases.

ITEM 3.     Legal Proceedings

      We are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results of operations except as described below.

      In December 2001, the owner of the entertainment center at our Howard Hughes Center project asserted a claim against us for indemnification arising out of a Los Angeles Superior Court judgment against them which invalidated a transfer of in-lieu credits that Arden Realty made in August of 1999 as part of our sale of the land for the entertainment center. The value of these in-lieu credits was approximately $6.0 million and were transferred to satisfy certain Transportation Impact Assessment fees related to the entertainment center. On January 17, 2003, the California Court of Appeal reversed the Superior Court’s judgment, rendering the indemnification claim moot. On January 23, 2003, the plaintiff in the original lawsuit filed a petition for rehearing with the California Court of Appeal. On February 8, 2003, the California Court of Appeal denied the petition for rehearing.

      Based on our review of the current facts and circumstances and advice of our outside counsel, we are not able to express an opinion as to the ultimate outcome of this matter. However, we do not believe that the resolution of this matter or any of our ongoing legal proceedings will have a material adverse effect on our consolidated results of operations, cash flows or financial position.

ITEM 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “ARI.” On March 21, 2003, the last reported sales price per share of common stock on the NYSE was $24.20 and there were approximately 193 registered holders of record of our common stock. The table below sets forth the quarterly high and low closing sales price per share of our common stock as reported on the NYSE and the cash dividends per share we declared with respect to each period.

			Dividends
	High	Low	Declared

2001
First Quarter	$23.38	$21.39	$0.49
Second Quarter	$25.87	$21.68	$0.49
Third Quarter	$26.83	$23.73	$0.49
Fourth Quarter	$26.50	$23.55	$0.49
2002
First Quarter	$28.75	$25.47	$0.505
Second Quarter	$29.56	$26.04	$0.505
Third Quarter	$27.23	$22.22	$0.505
Fourth Quarter	$22.99	$20.52	$0.505

      We pay quarterly cash dividends to common stockholders at the discretion of our Board of Directors. The amount of each quarterly cash dividend depends on our funds from operations, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors our Board of Directors deems relevant.

ITEM 6.     Selected Financial Data

      You should read the following consolidated financial and operating data for Arden Realty together with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Form 10-K.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except ratio and per share amounts)
Operating Data:
Revenues	$414,596	$417,426	$384,149	$336,514	$280,497
Property operating expenses	129,723	121,086	109,512	100,303	85,622
General and administrative expense	13,166	12,143	9,336	7,393	6,665
Depreciation and amortization	110,202	100,775	85,947	69,215	51,420

	161,505	183,422	179,354	159,603	136,790
Interest expense	(88,516)	(84,195)	(78,406)	(60,239)	(43,403)

Income from continuing operations before gain on sale of properties and minority interest	72,989	99,227	100,948	99,364	93,387
Gain on sale of properties	1,967	4,591	2,132	—	—

Income from continuing operations before minority interest	74,956	103,818	103,080	99,364	93,387
Minority interest	(6,198)	(7,517)	(7,572)	(5,179)	(5,256)

Income from continuing operations	68,758	96,301	95,508	94,185	88,131
Discontinued operations, net of minority interest	1,417	1,458	1,202	2,441	2,544

Net income	$70,175	$97,759	$96,710	$96,626	$90,675

Basic net income per common share:
Income from continuing operations	$1.07	$1.51	$1.51	$1.49	$1.50
Income from discontinued operations	0.02	0.02	0.02	$0.04	$0.05

Net income per common share-basic	$1.09	$1.53	$1.53	$1.53	$1.55

Weighed average number of common shares- basic	64,151	63,754	63,408	63,016	58,660

Diluted net income per common share:
Income from continuing operations	$1.07	$1.51	$1.50	$1.49	$1.50
Income from discontinue operations	0.02	0.02	0.02	$0.04	$0.04

Net income per common share-diluted	$1.09	$1.53	$1.52	$1.53	$1.54

Weighed average number of common shares- diluted	$64,351	$64,014	$63,598	$63,072	$58,814

Cash dividends declared per common share	$2.02	$1.96	$1.86	$1.78	$1.68

Other Data:
Cash provided by operating activities	$214,167	$204,667	$192,152	$170,354	$152,273
Cash used in investing activities	(227,247)	(115,854)	(216,024)	(283,574)	(1,099,833)
Cash (used in) provided by financing activities	(19,898)	(57,204)	22,248	115,698	946,838
Funds from Operations(1)	181,549	198,240	185,146	170,405	147,369
EBITDA(2)	274,377	286,747	267,864	231,998	191,347
Ratio of earnings to fixed charges(3)(4)	1.61	1.86	1.84	2.20	2.56
Ratio of EBITDA to interest expense(2)	3.10	3.41	3.42	3.85	4.41
Ratio of EBITDA to fixed charges(2)(3)	2.79	2.94	2.81	3.26	3.66

Selected financial data continues on next page

	December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Net investment in real estate	$2,741,624	$2,622,980	$2,603,566	$2,479,111	$2,260,433
Total assets	2,832,409	2,761,443	2,705,597	2,570,458	2,331,919
Total indebtedness	1,402,304	1,251,483	1,177,769	1,029,656	840,377
Other liabilities (5)	76,350	62,685	56,885	50,555	35,720
Minority interests	74,791	78,661	86,176	86,294	56,222
Total Stockholders’ Equity	1,247,377	1,337,206	1,355,171	1,375,758	1,373,390

(1)	We believe that funds from operations, or FFO, is a useful supplemental measure of our operating performance. We compute FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NARIET, in April 2002. The white paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles, or GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

We believe that FFO, by excluding depreciation costs, the gains or losses from the sale of operating real estate properties and extraordinary items as defined by GAAP, provides an additional perspective on our operating results. However, because these items have real economic effect, FFO is a limited measure of performance.

FFO captures trends in occupancy rates, rental rates and operating costs. FFO excludes depreciation and amortization costs and it does not capture the changes in value in our properties that result from use or changes in market conditions or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. Therefore, its ability to measure performance is limited.

Because FFO excludes significant economic components of net income determined in accordance with GAAP, FFO should be used as an adjunct to net income and not as an alternative to net income. FFO should also not be used as an indicator of our financial performance, or as a substitute for cash flow from operating activities determined in accordance with GAAP or as a measure of our liquidity. FFO is not by itself indicative of funds available to fund our cash needs, including our ability to pay dividends or service or debt. Therefore, FFO only provides investors with additional performance measure that when combined with measures computed in accordance with GAAP such as net income, cash flow from operating activities, investing activities and financing activities provides investors with an indication of our ability to service debt and to fund acquisitions and other expenditures.

FFO is used by investors to compare our performance with other REITs. Other REITs may use different methodologies for calculating FFO and, accordingly, our FFO may not be comparable to other REITs. See reconciliation of FFO to Net income in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

(2)	Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP measurement. EBITDA is presented because we believe this data is used by investors as an indication of our ability to meet our debt service requirements. We consider that EBITDA, when combined with other measures, can be a useful measure to determine our ability to service debt and fund future capital expenditure requirements. However, due to the significance of the net income components excluded from EBITDA, it should not be considered an alternative to net income, cash flow from operations, or any other operating or liquidity performance measure prescribed by GAAP.

Because interest expense, taxes, gains or losses on sales of property, losses on valuations of derivatives, asset impairment losses, cumulative effect of a change in accounting principle, extraordinary items as defined by GAAP and depreciation and amortization costs, which are not reflected in EBITDA, have been, will be or may be incurred by us, investors are cautioned to reflect our ability to finance our investments at competitive borrowing costs, successfully maintain our REIT status, acquire and dispose of real estate properties at favorable prices to us and also reflect changes in value in our properties that result from use or changes in market conditions and the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties.

We present the ratio of EBITDA to interest expense and the ratio of EBITDA to fixed charges because these ratios are used in several financial covenants contained in our principal loan agreements. We are required to satisfy these financial covenants each fiscal quarter. We believe this information is useful to investors because investors can use this data to (1) confirm that we are in compliance with the ratio covenants of our principal loan agreements, (2) evaluate our ability to service our debt, (3) evaluate our ability to fund future capital expenditures, and (4) compare our ratios to other real estate companies that present similar ratios, including other REITs. These ratios should not be considered as alternatives to the ratio of earnings to fixed charges.

The reader is cautioned that EBITDA, as calculated by us, may not be comparable to EBITDA as reported by other companies that do not define EBITDA exactly the same as we do.

We calculate EBITDA as follows:

	Year Ended December 31,

	2002	2001	2000	1999	1998

Income from continuing operations before gain on sale of properties and minority interest	$72,989	$99,227	$100,948	$99,364	$93,387
Add:
Interest expense	88,516	84,195	78,406	60,239	43,403
Depreciation and amortization	110,202	100,775	85,947	69,215	51,420
Discontinued operations	1,417	1,458	1,202	2,441	2,544
Minority interest from discontinued operations	38	48	41	117	191
Depreciation from discontinued operations	1,215	1,044	1,320	622	402

EBITDA	$274,377	$286,747	$267,864	$231,998	$191,347

(3)	Fixed charges consist of interest costs, whether expensed or capitalized, amortization of deferred financing costs, amortization of discounts or premiums related to indebtedness and preferred unit distributions.

(4)	The ratios of earnings to fixed charges were computed by dividing earnings by fixed charges. For this purpose, earnings have been calculated by adding fixed charges, excluding capitalization interest and preferred unit distributions, to income or loss before extraordinary items.

(5)	Excludes dividends payable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Overview

      The following discussion should be read in conjunction with Item 6, Selected Financial Data, and our historical consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

      We are a self-administered and self-managed real estate investment trust that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are a full-service real estate organization managed by 8 senior executive officers who have experience in the real estate industry ranging from 11 to 33 years and who collectively have an average of 19 years of experience. We perform all property management, construction management, accounting, finance and acquisition activities and a majority of our leasing transactions with our staff of approximately 300 employees.

      As of December 31, 2002, we were Southern California’s largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio consisted of 137 primarily suburban office properties and 223 buildings containing approximately 19.4 million net rentable square feet including one development property with approximately 283,000 net rentable square feet under lease-up. As of December 31, 2002, our properties were 90.1% occupied.

      Our primary business strategy is to actively manage our portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and to maximize income from ancillary operations and services. When market conditions permit, we may also selectively develop or acquire new properties that add value and fit strategically into our portfolio. We may also sell existing properties and redeploy the proceeds into investments that we believe will generate higher long-term value.

  Critical Accounting Policies

Revenue Recognition

      Minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, is recognized on a straight-line basis over the term of the related lease.

Allowance for Rents and Other Receivables

      We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We also maintain an allowance for deferred rent receivable that arises from the straight-lining of rents. We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates. If estimates differ from actual results this could impact our operating results.

Commercial Properties

      Our properties are stated at depreciated cost. Write-downs to estimated fair value are recognized whenever a property’s estimated undiscounted future cash flows are less than its book value. We carry properties held for disposition at the lower of their depreciated cost or fair value less cost to sell. Based on our assessment, no write-downs to estimated fair value were necessary as of December 31, 2002 and 2001, respectively.

      Upon acquisition of real estate, we assess the fair value of the acquired assets (including land, buildings, tenant improvements and operating leases adjusted for origination costs) and allocate purchase price based on these assessments.

      Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest, real estate taxes, insurance and other development related costs incurred during construction periods are capitalized and depreciated on the same basis as the related asset.

      Repair and maintenance costs are charged to expenses as incurred and significant replacements and betterments are capitalized. Repairs and maintenance costs include all costs that do not extend the useful life of an asset or increase its operating efficiency. Significant replacements and betterments represent costs that extend an asset’s useful life or increase its operating efficiency.

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

  Results Of Operations

      Our financial position and operating results are primarily comprised of our portfolio of properties and income derived from those properties. Therefore, the comparability of financial data from period to period will be affected by the timing of significant property development, acquisitions and dispositions.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

(in thousands, except number of properties and percentages)

	Year Ended December 31,
				Percent
	2002	2001	Change(1)	Change

Revenue from rental operations:
Scheduled cash rents	$352,682	$343,224	$9,458	3%
Straight-line rents	5,348	9,120	(3,772)	(41)
Tenant reimbursements	24,968	22,683	2,285	10
Parking, net of expense	20,814	21,256	(442)	(2)
Other rental operations	8,242	18,202	(9,960)	(55)

Total revenue from rental operations	412,054	414,485	(2,431)	(1)

Property expenses:
Repairs and maintenance	39,422	36,151	3,271	9
Utilities	35,726	33,579	2,147	6
Real estate taxes	29,921	29,089	832	3
Insurance	8,116	5,685	2,431	43
Ground rent	895	1,885	(990)	(53)
Administrative	15,643	14,697	946	6

Total property expenses	129,723	121,086	8,637	7

Property operating results(2)	282,331	293,399	(11,068)	(4)
General and administrative	13,166	12,143	1,023	8
Interest	88,516	84,195	4,321	5
Depreciation and amortization	110,202	100,775	9,427	9
Interest and other income	(2,542)	(2,941)	(399)	(14)

Income from continuing operations before gain on sale of properties and minority interest	$72,989	$99,227	$(26,238)	(26)%

Discontinued operations, net of minority interest(3)	$1,417	$1,458	$(41)	(3)%

Other Data:
Number of properties:
Acquired during period	5	—
Completed and placed in service during period	1	1
Disposed of during period	(3)	(10)
Owned at end of period	136 (4)	133
Net rentable square feet:
Acquired during period	803	—
Completed and placed in service during period	287	162
Disposed of during period	(205)	(573)
Owned at end of period	19,132 (4)	18,247

(1)	Variances for Revenue from Rental Operations and Property Operating Expenses are discussed as part of Properties Owned for all of 2001 and 2002 below.

(2)	Property Operating Results are discussed as part of Variances for Revenue from Rental Operations and Property Operating Expenses below.

(3)	Discontinued operations for 2001 and 2002 are discussed below.

(4)	Excludes one development property containing approximately 283,000 net rentable square feet currently under lease-up.

     Interest and other income decreased by approximately $399,000 or 14%, in 2002 as compared to 2001, primarily due to lower interest income earned in 2002 from our restricted cash balances required by mortgage loans on lower effective interest rates in 2002. The decrease in interest income was partially offset by the early repayment of our mortgage notes receivable in October 2002 which resulted in approximately $375,000 higher net interest income from these notes.

      General and administrative expenses increased approximately $1.0 million or 8%, in 2002 as compared to 2001. This increase was primarily due to non-recurring costs resulting from employee separation costs and higher external legal and accounting costs.

      Interest expense increased approximately $4.3 million or 5%, in 2002 as compared to 2001. This increase was primarily due to an increase in borrowings in 2002 for property acquisitions and lower interest capitalized in 2002. Capitalized interest in 2002 was lower as we ceased capitalizing interest on our 6080 Center Drive property in May 2002. The increase in interest expense was partially offset by lower effective interest rates in 2002.

      Depreciation and amortization expense increased by approximately $9.4 million or 9%, in 2002 as compared to 2001. The increase was primarily due to depreciation related to two newly developed properties placed in service since the fourth quarter of 2001, five properties acquired during 2002 and depreciation expense recorded in 2002 related to properties previously held for sale in 2001 for which no depreciation expense was recorded in 2001 while classified as held for sale.

Variances for Revenue from Rental Operations and Property Operating Expenses

      The decrease in revenue from rental operations and increase in property operating expenses in 2002 as compared to 2001 was primarily due to a 2.2% reduction in the average occupancy and the timing of lease termination settlements and other non-recurring items in our portfolio of 128 properties that we owned as part of continuing operations for all of 2001 and 2002.

      Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the 20 properties that were either sold, acquired or placed in service after January 1, 2001, and for the 128 non-development properties we owned for all of 2001 and 2002 (in thousands, except number of properties).

		Properties Sold,
		Acquired,	Non-Development
		Placed in Service or	Properties Owned
		Under Development	for all of
	Total Variance(1)	after January 1, 2001	2001 and 2002(2)

Revenue from Rental Operations:
Scheduled cash rents	$9,458	$7,729	$1,729
Straight-line rents	(3,772)	919	(4,691)
Tenant reimbursements	2,285	1,829	456
Parking, net of expense	(442)	(76)	(366)
Other rental operations	(9,960)	(3,014)	(6,946)

	$(2,431)	$7,387	$(9,818)

Property Expenses:
Repairs and maintenance	3,271	1,551	1,720
Utilities	2,147	581	1,566
Real estate taxes	832	1,273	(441)
Insurance	2,431	168	2,263
Ground rent	(990)	—	(990)
Administrative	946	130	816

	$8,637	$3,703	$4,934

Other Data:
Number of properties		20	128
Net rentable square feet		2,030	17,740

(1)	The components outlined above comprise our Property Operating Results. This measure is commonly used by investors to evaluate the performance of REITs, to determine trends in earnings and to compute the fair value of properties as it is not affected by (1) the cost of funds of the property owner or (2) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP. The first factor is commonly eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The second factor is commonly eliminated because it may not accurately represent the actual change in value in real estate properties that result from use or changes in market conditions. We believe that eliminating these costs from net income gives investors an additional measure of operating performance that, when used as an adjunct to net income computed in accordance with GAAP, can be a useful measure of our operating results.

Property Operating Results captures trends in occupancy rates, rental rates and operating costs. However, Property Operating Results excludes general and administrative costs, interest expense, interest income, depreciation and amortization expense and gains or losses from the sale of properties, changes in value in our real estate properties that result from use or permanent impairment to carrying costs as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. Therefore, Property Operating Results may fail to capture significant trends which limits its usefulness.

Property Operating Results is a non-GAAP measure of performance. Property Operating Results is not a substitute for net income as computed in accordance with GAAP. It excludes significant expense components such as depreciation and amortization expense and financing costs. This measure should be analyzed in conjunction with net income and cash flow from operating activities as computed in accordance with GAAP. Other companies may use different methods for calculating Property Operating Results or similarly entitled measures and accordingly, our Property Operating Results may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.

The following is a reconciliation of income from continuing operations before gain on sale of properties and minority interest to Property Operating Results:

	Year Ended December 31,

	2002	2001	2000

	($000’s)
Income from continuing operations before gain on sale of properties and interest	$72,989	$99,227	$100,948
Add:
General and administrative expense	13,166	12,143	9,336
Interest expense	88,516	84,195	78,406
Depreciation and amortization	110,202	100,775	85,947
Less:
Interest and other income	(2,542)	(2,941)	(3,527)

Property Operating Results	$282,331	$293,399	$271,110

(2)	The operating results for properties included in continuing and discontinued operations that were owned for all of 2001 and 2002 are discussed below.

Discontinued Operations

      We adopted Statement of Financial Accounting Standards No. 144, (SFAS 144), effective January 1, 2002, which requires, among other things, that the operating results of real estate properties classified as held for disposition subsequent to January 1, 2002 be included in discontinued operations in the statements of income for all periods presented. The table below summarizes the operating results of our one property currently classified as discontinued operations.

      The results of operations for one property held for disposition as of December 31, 2002 and classified as discontinued operations for the years ended December 31, 2002 and 2001 are as follows (in thousands, except number of properties):

	Year Ended
	December 31,
				Percent
	2002	2001	Change	Change

Discontinued Operations:
Revenues	$4,165	$4,040	$125	3%
Property operating expenses	1,495	1,490	5	—

	2,670	2,550	120	5
Depreciation and amortization	1,215	1,044	171	16
Minority interest	38	48	(10)	(21)

Discontinued operations, net of minority interest	$1,417	$1,458	$(41)	(3)%

Other Data:
Number of properties	1	1
Net rentable square feet	140	140

      The operating results for discontinued operations are discussed as part of Properties Owned for all of 2001 and 2002 below.

Properties Owned for all of 2001 and 2002

      Following is a comparison of property operating data for the 129 non-development properties we owned for all of 2001 and 2002 reported in continuing and discontinued operations (in thousands, except number of properties and percentages):

	Year Ended
	December 31,
			Dollar	Percent
	2002	2001	Change	Change

Revenue from rental operations	$391,893	$401,586	$(9,693)	(2)%
Property expenses	123,700	118,761	4,939	4

	$268,193	$282,825	$(14,632)	(5)%

Straight-line rents	$3,412	$8,074

Number of properties	129	129
Average occupancy	91.1%	93.3%
Net rentable square feet	17,880	17,880

      Revenue from rental operations for these properties decreased by approximately $9.7 million, or 2%, in 2002 as compared to 2001. The decrease was due to a $6.8 million decrease in revenue from other rental operations, a $4.7 million decrease in straight-line rents and a $390,000 decrease in parking income that was partially offset by an approximate $1.7 million increase in scheduled cash rents and a $471,000 increase in tenant reimbursements. The decrease in revenue from other rental operations was primarily attributable to decreases in lease termination settlements in 2002, while straight-line rents decreased primarily due to the turning over of straight-line rents for older leases throughout our same store portfolio. Parking income decreased due to the 2.2% decline in average occupancy. Scheduled cash rents increased primarily due to scheduled rent increases and rental rate growth attained on new and renewed leases which were partially offset by the decline in average occupancy. Tenant reimbursements increased primarily due to recovery billings for higher operating expenses in 2002 as discussed below.

      Property expenses for these properties increased by approximately $4.9 million, or 4%, in 2002 as compared to 2001. The increase was primarily due to a $2.3 million increase in insurance expense in 2002, a $1.7 million increase in repairs and maintenance and a $1.6 million increase in utility expenses which were partially offset by a $990,000 decrease in ground rent expense. The increase in insurance expense was due to increases in industry-wide rates in 2002 and premiums related to a $100 million terrorism insurance policy entered into in the second quarter of 2002. Repairs and maintenance expense increased in 2002 primarily due to higher janitorial costs while utility costs increased due to rate increases enacted in May 2001. Ground rent expense decreased in 2002 due to lower operating income from one of our properties with a participating ground lease.

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000

(in thousands, except number of properties and percentages)

	Year Ended December 31,
				Percent
	2001	2000	Change(1)	Change

Revenue from rental operations:
Scheduled cash rents	$343,224	$317,413	$25,811	8%
Straight-line rents	9,120	7,920	1,200	15
Tenant reimbursements	22,683	16,454	6,229	38
Parking, net of expense	21,256	17,575	3,681	21
Other rental operations	18,202	21,260	(3,058)	(14)

Total revenue from rental operations	414,485	380,622	33,863	9

Property expenses:
Repairs and maintenance	36,151	34,874	1,277	4
Utilities	33,579	29,598	3,981	13
Real estate taxes	29,089	26,362	2,727	10
Insurance	5,685	4,171	1,514	36
Ground rent	1,885	1,214	671	55
Administrative	14,697	13,293	1,404	11

Total property expenses	121,086	109,512	11,574	11

Property operating results	293,399	271,110	22,289	8
General and administrative	12,143	9,336	2,807	30
Interest	84,195	78,406	5,789	7
Depreciation and amortization	100,775	85,947	14,828	17
Interest and other income	(2,941)	(3,527)	(586)	(17)

Income from continuing operations before gain on sale of properties and minority interest	$99,227	$100,948	$(1,721)	(2)%

Discontinued operations, net of minority interest(2)	$1,458	$1,202	$256	21%

Other Data:
Number of properties:
Acquired during period	—	—
Completed and placed in service during period	1	1
Disposed of during period	(10)	(1)
Owned at end of period	133 (3)	142
Net rentable square feet:
Acquired during period	—	—
Completed and placed in service during period	162	242
Disposed of during period	(573)	(76)
Owned at end of period	18,247 (3)	18,658

(1)	Variances for Revenues from Rental Operations and Property Operating Expenses are discussed as part of Properties Owned for all of 2000 and 2001 below.

(2)	Discontinued operations for 2000 and 2001 are discussed below.

(3)	Excludes two development properties containing approximately 586,000 net rentable square feet.

     Interest and other income decreased by approximately $586,000 or 17%, in 2001 as compared to 2000, primarily due to lower interest income earned in 2001 from our restricted cash balances required by mortgage loans on lower effective interest rates in 2001.

      General and administrative expenses increased approximately $2.8 million or 30%, in 2001 as compared to 2000. This increase was primarily related to higher personnel costs in 2001, including approximately $1.3 million in non-cash compensation expense from restricted stock awards granted to key executives in July and December of 2000 and July of 2001 and approximately $850,000 in salaries for employees hired after January 1, 2001.

      Interest expense increased approximately $5.8 million or 7%, in 2001 as compared to 2000. This increase was primarily due to higher outstanding balances in 2001, resulting from the funding of development, tenant improvements and leasing commission costs which was partially offset by lower effective interest rates in 2001.

      Depreciation and amortization expense increased by approximately $14.8 million or 17%, in 2001 as compared to 2000, primarily due to depreciation related to newly developed and renovated properties, capital expenditures, tenant improvements and leasing commissions placed in service subsequent to January 1, 2000, net of a decrease of approximately $10.1 million in 2001 due to a change in the estimated useful lives of certain building and building improvements.

Variances for Revenue from Rental Operations and Property Operating Expenses

      The increase in revenue from rental operations and property operating expenses in 2001 as compared to 2000 was partially due to a development project placed in service in 2000, a development project placed in service in 2001, a property sold in 2000, five properties sold in 2001 and three properties under renovation for all or a portion of the periods presented. Operating results for properties under renovation may significantly vary from period to period depending on the status of the renovation and occupancy levels maintained during the renovation.

      Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the eleven properties that were either acquired, sold or placed in service after January 1, 2000 or were under renovation for all or a portion of the period beginning after January 1, 2000 and for the 132 non-

renovation/non-development properties we owned as part of continuing operations for all of 2000 and 2001 (in thousands, except number of properties).

			Non-Renovation/
		Properties Sold, Acquired,	Non-Development
		Placed in Service or	Properties Owned
		Under	for all of
		Renovation/Development	1999 and
	Total Variance	after January 1, 2000	2000(1)

Revenue from Rental Operations:
Scheduled cash rents	$25,811	$11,504	$14,307
Straight-line rents	1,200	2,067	(867)
Tenant reimbursements	6,229	480	5,749
Parking, net of expense	3,681	1,017	2,664
Other rental operations	(3,058)	(991)	(2,067)

	$33,863	$14,077	$19,786

Property Expenses:
Repairs and maintenance	1,277	1,157	120
Utilities	3,981	837	3,144
Real estate taxes	2,727	1,253	1,474
Insurance	1,514	156	1,358
Ground rent	671	386	285
Administrative	1,404	302	1,102

	$11,574	$4,091	$7,483

Other Data:
Number of properties		11	132
Net rentable square feet		1,447	17,233

(1)	The operating results for the properties included in continuing and discontinued operations that were owned for all of 2000 and 2001 are discussed below. These results also include the Temecula portfolio of five properties sold at the end of 2001 since these properties were owned for all of 2000 and 2001.

Discontinued Operations

      We adopted SFAS 144 effective January 1, 2002, which requires, among other things, that the operating results of real estate properties classified as held for disposition subsequent to January 1, 2002 be included in discontinued operations in the statements of income for all periods presented. The table below summarizes the operating results of our one property currently classified as discontinued operations.

      The results of operations for the property held for disposition as of December 31, 2002 classified as discontinued operations for the years ended December 31, 2001 and 2000 are as follows (in thousands, except number of properties):

	Year Ended
	December 31,
				Percent
	2001	2000	Change	Change

Discontinued Operations:
Revenues	$4,040	$3,968	$72	2%
Property operating expenses	1,490	1,405	85	6

	2,550	2,563	(13)	(1)
Depreciation and amortization	1,044	1,320	(276)	(21)
Minority interest	48	41	7	17

Discontinued operations, net of minority interest	$1,458	$1,202	$256	21%

Other Data:
Number of properties	1	1
Net rentable square feet	140	140

      The operating results for discontinued operations are discussed as part of Properties Owned for all of 2000 and 2001 below.

Properties Owned for all of 2000 and 2001

      Following is a comparison of property operating data for the 133 non-renovation/non-development properties we owned for all of 2000 and 2001 reported in continuing and discontinued operations (in thousands, except number of properties and percentages):

	Year Ended December 31,
			Dollar	Percent
	2001	2000	Change	Change

Revenue from rental operations	$378,137	$358,279	$19,858	6%
Property expenses	113,619	106,051	7,568	7

	$264,518	$252,228	$12,290	5%

Straight-line rents	$6,107	$7,044

Number of properties	133	133
Average occupancy	93.8%	94.5%
Net rentable square feet	17,373	17,373

      Revenue from rental operations for these properties increased by approximately $19.9 million, or 6%, in 2001 as compared to 2000. Approximately $14.5 million of this difference was related to higher rental revenue in 2001. The increase in rental revenue was primarily attributable to increases in rental rates in 2001. Revenue from rental operations was also higher due to an approximate $5.9 million increase in tenant reimbursements and an approximate $2.7 million increase in parking income offset by an approximate $2.3 million decrease in revenue from other rental operations. Tenant reimbursements increased primarily due to higher operating expenses in 2001, as discussed below. Parking income increased in 2001 primarily due to increases in parking rates, while revenue from other rental operations decreased due to the timing of revenues from non-scheduled sources. Revenue from other rental operations includes after-hour utility billings, signage and lease termination settlements.

      Property expenses for these properties increased by approximately $7.6 million, or 7%, in 2001 as compared to 2000, primarily due to $3.2 million increase in utility expenses, a $1.3 million increase in real estate taxes, a $1.4 million increase in insurance expense and a $1.2 million increase in administrative expenses in 2001. The increase in utility expenses was primarily due to rate increases in 2001. Real estate taxes increased in 2001 due to normal annual increases and final assessments on certain properties. Insurance expense increased due to increase in industry-wide insurance rates in 2001, while administrative expenses increased primarily due to higher personnel costs in 2001. As noted above, the increase in operating expenses was the primary reason for the $5.9 million increase in tenant reimbursements.

Liquidity and Capital Resources

  Cash Flows

      Cash provided by operating activities increased by approximately $9.5 million to $214.2 million in 2002 as compared to $204.7 million in 2001. This increase was primarily due to the increased cash flows on five properties acquired in the third quarter of 2002, a reduction in tenant receivables in 2002 as a result of our collection efforts and cash flows for two development properties placed in service subsequent to January 1, 2001, all of which were partially offset by the loss of operating cash flows on ten properties sold in 2001 and three office properties sold in 2002.

      Cash used in investing activities increased by approximately $111.3 million to $227.2 million in 2002 as compared to $115.9 million in 2001. The increase was primarily due to the acquisition of five properties for approximately $135 million in the third quarter of 2002 which was partially offset by the decrease in our development activity in 2002.

      Cash used in financing activities decreased by approximately $37.3 million to an outflow of $19.9 million in 2002 as compared to an outflow of $57.2 million in 2001. This decrease in outflow was primarily due to added borrowings in 2002 under the Wells Fargo unsecured line of credit made for purposes of funding our 2002 property acquisitions, which were partially offset by the decline in funds used in 2002 in our development activity.

  Capital Commitments

      As of December 31, 2002, we had approximately $3.9 million outstanding in capital commitments related to tenant improvements, development and property-related capital expenditures. We expect to fund short term capital commitments through cash flow generated by operating activities, proceeds from asset sales or our unsecured lines of credit.

  Available Borrowings, Cash Balances and Capital Resources

      We have an unsecured line of credit with a total commitment of $10 million from City National Bank. This line of credit accrues interest at the City National Bank Prime Rate less 0.875% and is scheduled to mature on August 1, 2003. Proceeds from this line of credit are used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of December 31, 2002, there was no outstanding balance on this line of credit and $10 million was available for additional borrowings.

Financing Activities

      On June 13, 2002, our operating partnership closed on a $75 million unsecured term loan with Wells Fargo. This loan matures in June 2004, has a two year extension option and bears interest at LIBOR + 1.25% during the initial term and LIBOR + 1.45% during the extension period. The proceeds from this loan were used to repay the outstanding balance on the Lehman Brothers unsecured line of credit that was scheduled to mature in July 2002. On September 25, 2002, our operating partnership increased its $75 million unsecured term loan with Wells Fargo by an additional $50 million and repaid $50 million on the Wells Fargo unsecured line of credit.

      On August 9, 2002, our operating partnership renewed and increased its unsecured line of credit with a group of banks led by Wells Fargo. The renewed line of credit provides for borrowings up to $310 million with an option to increase the amount to $350 million and bears interest at a rate ranging between LIBOR + 0.80% and LIBOR + 1.25% (including an annual facility fee ranging from 0.15% to 0.40% based on the aggregate amount of the line of credit) depending on the operating partnership’s unsecured debt rating. This new line of credit amends the previous $275 million unsecured line of credit that was scheduled to mature in April 2003. This line of credit matures in April 2006. In addition, as long as the operating partnership maintains an unsecured debt rating of BBB-/ Baa3 or better, the agreement contains a competitive bid option, whereby the lenders may bid on the interest rate to be charged for up to $150 million of the unsecured line of credit. The operating partnership also has the option to convert the interest rate on this line of credit to the higher of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%.

      During the fourth quarter of 2002, our operating partnership entered into interest rate swap agreements totaling $175 million that fixed the floating interest rates on $50 million of its unsecured line of credit and all of its $125 million unsecured term loan. As a result of these transactions, $50 million of our operating partnership’s line of credit will now bear fixed interest at 4.06% through the maturity of the line in April of 2006 and the $125 million term loan will now bear interest at 3.64% in 2003, 4.18% in 2004, 4.75% in 2005 and 4.9% from January through June of 2006. As of December 31, 2002, we have an accrued liability related to the mark-to-market adjustment for these swap agreements totaling approximately $2.8 million.

Capital Recycling Program

      On March 7, 2002, we sold an approximate 64,000 square foot office property located in Torrance, California for $6.9 million. On April 16, 2002, we sold an approximate 61,000 square foot office building located in Westlake, California for $8.3 million. On May 1, 2002 we also completed the sale of an approximate 80,000 square foot office property located in Canoga Park, California for $8.4 million. The net proceeds from these dispositions were used to reduce the outstanding balance on our Wells Fargo unsecured line of credit.

      On August 6, 2002, we acquired Gateway Towers, an office property located in Torrance, California containing approximately 433,000 net rentable square feet for approximately $66 million. Gateway Towers consists of two buildings that are approximately 93% leased and includes an additional 5-acre development parcel. The funds for this acquisition were attained from borrowing under the Wells Fargo unsecured line of credit.

      On August 16, 2002, we acquired Governor Executive Center and Crossroads, two office properties located in San Diego County containing approximately 186,000 square feet for approximately $28 million. Governor Executive Center is a three story, 52,195 square foot, 97% leased office building located in the Governor Park submarket. Crossroads is a seven story, 133,566 square foot, 100% leased multi-tenant office building located in the Mission Valley submarket. On August 30, 2002, we acquired Carmel Valley Center I & II and Carmel View Office Plaza, two office properties located in San Diego County containing approximately 185,000 square feet for approximately $41 million. Carmel Valley Center is a three story, 77,460 square foot, 94% leased office building located in the master planned development of Camel Mountain Ranch within the Rancho Bernardo submarket. The funds for these acquisitions were attained from borrowings under the Wells Fargo unsecured line of credit.

      On October 17, 2002, the borrower of our mortgage notes receivable repaid the outstanding balance on the notes totaling approximately $13.7 million. As a result of this redemption, we recognized as income the unamortized purchase discount on these notes at the time of repayment totaling approximately $750,000. The proceeds from this repayment were used to partially fund our stock repurchases described below.

Stock Repurchase Program

      On July 24, 2002, our Board of Directors authorized a common stock repurchase program which authorized us to purchase up to $75 million of our common stock over the following 12 months. As part of this repurchase program, we have acquired a total of 1,796,000 shares as of the date of this report at an average price of approximately $22.66 per share. The funds for these repurchases were attained from the proceeds received from the repayment of the mortgage notes receivable described above and borrowings under the Wells Fargo unsecured line of credit.

      Following is a summary of scheduled principal payments for our total outstanding indebtedness as of December 31, 2002 (in thousands):

Year	Amount

2003	$5,461
2004	307,062	(1)
2005	207,678
2006	223,649	(2)
2007	158,681
2008	230,305
2009	111,980
2010	150,565
2011	710
2012	768
Thereafter	5,445

Total	$1,402,304

(1)	Includes $125 million outstanding on the Wells Fargo term loan which has a two year extension option.

(2)	Consists primarily of $208.6 million outstanding on the Wells Fargo unsecured line of credit.

     The following is other information related to our indebtedness as of December 31, 2002 (in thousands, except percentage and interest rate data):

     Unsecured and Secured Debt:

			Weighted Average
	Balance	Percent	Interest Rate(1)

Unsecured Debt	$831,650	59%	6.56%
Secured Debt	570,654	41%	7.37%

Total Debt	$1,402,304	100%	6.89%

     Floating and Fixed Rate Debt:

			Weighted Average
	Balance	Percent	Interest Rate(1)

Floating Rate Debt	$158,587	11%	3.42%
Fixed Rate Debt(2)	1,243,717	89%	7.33%

Total Debt	$1,402,304	100%	6.89%

(1)	Includes amortization of prepaid financing costs.

(2)	Includes $175 million of floating rate debt that has been fixed through interest rate swap agreements.

     The following table summarizes our senior unsecured notes covenant compliance ratios as of December 31, 2002 (in thousands, except percentage and covenant ratio data):

Net investment in real estate	$2,741,624
Cash and cash equivalents	4,063
Restricted Cash	20,498
Accumulated depreciation and amortization(1)	392,611

Total Assets	$3,158,796

Total unencumbered assets	$1,839,187

Mortgage loans payable	$570,654
Unsecured lines of credit	208,587
Unsecured term loan	125,000
Unsecured senior notes, net of discount	498,063

Total Outstanding Debt	$1,402,304

Consolidated EBITDA(2)	$274,377

Interest incurred(2)	$94,162
Loan fee amortization(2)	3,807

Debt Service(2)	$97,969

Covenant Ratios	Test	Actual

Total Outstanding Debt/ Total Assets	Less than 60%	44%
Secured Debt/ Total Assets	Less than 40%	18%
EBITDA to Debt Service	Greater than 1.5	2.8
Unencumbered Assets/ Unsecured Debt	Greater than 150%	221%

(1)	Includes accumulated depreciation related to a property currently held for disposition.

(2)	Represent amounts for the most recent four consecutive quarters. See EBITDA discussion on our Selected Financial Data section included elsewhere in this report.

     Total interest incurred and the amount capitalized was as follows (unaudited and in thousands):

	Year Ended December 31,

	2002	2001	2000

Total interest incurred	$94,162	$93,290	$91,052
Amount capitalized	(5,646)	(9,095)	(12,646)

Amount expensed	$88,516	$84,195	$78,406

      As of December 31, 2002, we had approximately $24.6 million in cash and cash equivalents, including $20.5 million in restricted cash. Restricted cash includes $13.7 million in interest-bearing cash deposits required by some of our mortgage loans payable and $6.8 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

      We may sell assets over the next twelve to twenty-four months. Due to market conditions beyond our control, it is difficult to predict the actual period and amount of these asset sales. Also depending on market conditions, at the time any such sales proceeds are realized, we expect to redeploy such amounts into investments that we believe will generate higher long-term value, which may include development or redevelopment of office buildings, acquisitions of existing buildings or repurchase of our common stock. In addition, we expect to use a portion of any proceeds to pay down portions of our debt in order to maintain our conservative leverage and coverage ratios.

      We expect to continue meeting our short-term liquidity and capital requirements generally through net cash provided by operating activities, proceeds from our lines of credit or from asset sales. We believe that the net cash provided by operating activities will continue to be sufficient to pay any distributions necessary to enable us to continue qualifying as a REIT. We also believe the foregoing sources of liquidity will be sufficient to fund our short-terms liquidity needs over the next twelve months, including recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

      We expect to meet our long-term liquidity and capital requirements such as scheduled principal repayments, development costs, property acquisitions, if any, and other non-recurring capital expenditures through net cash provided by operations, refinancing of existing indebtedness, proceeds from asset sales and/or the issuance of long-term debt and equity securities.

      Recurring non-revenue enhancing capital expenditures represent building improvements and leasing costs required to maintain current revenue. Recurring capital expenditures do not include immediate building improvements that were taken into consideration when underwriting the purchase of a building or which are being incurred to bring a building up to our operating standards or reach stabilization. We consider a property to be stabilized in the quarter when the property is at least 95% leased. Recurring capital expenditures consist primarily of replacement components such as new elevators, roof replacements and upgrade requirements required by new safety codes such as new fire-life-emergency systems.

      Non-recurring capital expenditures represent improvement costs incurred to improve a property to our operating standards or reach stabilization. These costs are normally taken into consideration during the underwriting process for a given property’s acquisition. Non-recurring capital expenditures include improvements such as new building expansion and some renovation costs.

      We capitalize both recurring capital expenditures and non-recurring capital expenditures due to the probable benefit derived in future years from both non-recurring as well as recurring capital expenditures.

Funds From Operations and Funds Available for Distribution

      The following table reflects the calculation of our funds from operations and funds available for distribution for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 (in thousands, except percentages):

	Year Ended December 31,

	2002	2001	2000	1999	1998

Funds from Operations(1):
Income from continuing operations	$68,758	$96,301	$95,508	$93,738	$87,510
FFO from discontinued operations	2,670	2,550	2,563	3,627	3,758
Depreciation and amortization	110,202	100,775	85,947	69,215	51,420
Minority interest	6,198	7,517	7,572	5,179	4,681 (2)
Gain on sale of properties	(1,967)	(4,591)	(2,132)	—	—
Distributions on Preferred Operating Partnership Units	(4,312)	(4,312)	(4,312)	(1,354)	—

Funds from Operations(3)	181,549	198,240	185,146	170,405	147,369
Arden Realty’s percentage share(4)	97.3%	96.8%	96.7%	96.2%	95.3%

Arden Realty’s share of Funds from Operations	$176,647	$191,896	$179,036	$163,930	$140,443

Funds Available for Distribution(5):
Funds From Operations	$181,549	$198,240	$185,146	$170,405	$147,369
Non-cash compensation expense	1,199	1,938	—	—	—
Amortization of prepaid financing costs	3,807	3,568	—	—	—
Straight-line rent	(5,465)	(9,208)	(8,078)	(7,680)	(8,193)
Recurring capital expenditures	(3,747)	(2,184)	(7,437)	(2,608)	(1,481)
Second generation tenant improvements and leasing commissions	(24,711)	(19,276)	(23,057)	(24,664)	(20,006)

Funds Available for Distribution	$152,632	$173,078	$146,574	$135.453	$117,689

Weighted average common shares and operating partnership units outstanding-
Diluted	66,098	66,132	65,759	65,566	61,999

(1)	We believe that funds from operations, or FFO, is a useful supplemental measure of our operating performance. We compute FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NARIET, in April 2002. The White Paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles, or GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

We believe that FFO, by excluding depreciation costs, the gains or losses from the sale of operating real estate properties and the extraordinary items as defined by GAAP, provides an additional perspective on our operating results. However, because these excluded items have a real economic effect, FFO is a limited measure of performance.

FFO captures trends in occupancy rates, rental rates and operating costs. FFO excludes depreciation and amortization costs and it does not capture the changes in value in our properties that result from use or changes in market conditions or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. Therefore, its ability to measure performance is limited.

Because FFO excludes significant economic components of net income determined in accordance with GAAP, FFO should be used as an adjunct to net income and not as an alternative to net income. FFO should also not be used as an indicator of our financial performance, or as a substitute for cash flow from operating activities determined in accordance with GAAP or as a measure of our liquidity. FFO is not by itself indicative of funds available to fund our cash needs, including our ability to pay dividends or service our debt. Therefore, FFO only provides investors with an additional performance measure that when combined with measures computed in accordance with GAAP such as net income, cash flow from operating activities, investing activities and financing activities provides investors with an indication of our ability to service debt and to fund acquisitions and other expenditures.

FFO is used by investors to compare our performance with other REITs. Other REITs may use different methods for calculating FFO and, accordingly, our FFO may not be comparable to other REITs.

(2)	Excludes $575,000 in distributions made to the former minority interest partners in the World Savings office property.

(3)	Includes approximately $1.2 million, $1.9 million and $586,000 in non-cash compensation expense for the years ended December 31, 2002, 2001 and 2000, respectively.

(4)	Represents Arden Realty’s weighted average ownership percentage during the respective twelve month period.

(5)	Consists of FFO excluding non-cash compensation expense, amortization of prepaid financing costs, straight-line rents and less costs incurred for recurring capital expenditures, second generation tenant improvements and leasing commissions. Beginning in 2001, we revised our funds available for distribution presentation to adjust the calculation for non-cash items in FFO, including non-cash compensation expense and the amortization of prepaid financing costs. In addition, we adjusted our deduction for capital expenditures and second generation tenant improvements and leasing commissions for amounts spent during the period. Prior to 2001, our adjustment for capital expenditures, tenant improvements and leasing commissions was a reserve for first and second generation space based on expected leasing volume, transaction costs and capital expenditures.

Current Economic Climate

      Our short and long-term liquidity, ability to refinance existing indebtedness, ability to issue long-term debt and equity securities at favorable rates and our dividend policy are significantly impacted by the operating results of our properties, all of which are located in Southern California. Our ability to lease available space is largely dependent on the demand for office space in the markets where our properties are located. We believe current uncertainty over the national and Southern California economic environment is exerting downward pressures on the demand for Southern California commercial office space. We are expecting continued downward pressures for office demand due to several factors as follows:

•	Job growth in Southern California was negative in 2002 and is largely dependent on improved economic activity;

•	Occupancy and rental rates have decreased in recent months, are expected to decrease further due to the state of the national and local economy and competition from other office landlords;

•	Larger tenants are taking more time to make their leasing decisions reflecting the uncertainty in the economy;

•	Some tenants are under-utilizing their existing space and can therefore expand internally before they need new space;

•	Sublease space, although stabilizing, stands at about 2.5% of total inventory throughout Southern California; and

•	Over-building has increased vacancy rates in some submarkets.

      These factors have contributed to a decrease in the occupancy of our portfolio from 92.2% as of December 31, 2001 to 90.1% as of December 31, 2002.

      Overall market rental rates in Southern California declined 3 to 4% during 2002. Given the current trends, including the expected continued occupancy pressures and more aggressive pricing for sublease space, we expect market rates will decline by up to an additional 5% in 2003. Concessions also rose during 2002. As occupancy pressures continue, we expect concessions in either free rent or higher tenant improvement allowances to rise.

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

     Interest Rate Risk

      In order to modify and manage the interest characteristics of our outstanding debt and limit the effects of interest rates on our operations, we may use a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counter-party credit risk and legal enforceability of hedging contracts. We do not enter into any transactions for speculative or trading purposes. During 2002, we entered into interest rate swap agreements, fixing the interest rates on variable rate debt with notional amounts totaling $175.0 million.

      Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of December 31, 2002, a 1% increase in interest rates on our $158.6 million of floating rate debt would decrease annual future earnings and cash flows by approximately $1.6 million and would not have an impact on the fair value of the floating rate debt. A 1% decrease in interest rates on our $158.6 million of floating rate debt would increase annual future earnings and cash flows by approximately $1.6 million and would not have an impact on the fair value of the floating rate debt. The weighted average interest rate on our floating debt as of December 31, 2002 was 3.42%.

      Our fixed rate debt, including $175.0 million in floating rate debt swapped to fixed through interest rate swaps, totaled $1,243.7 million as of December 31, 2002 with a weighted average interest rate of 7.33% and a total fair value of approximately $1,320.2 million. A 1% decrease in interest rates on our $1,243.7 million of fixed rate debt would increase its fair value by approximately $38.1 million and would not have an impact on annual future earnings and cash flows. A 1% increase in interest rates on our $1,243.7 million of fixed rate debt would decrease its fair value by approximately $36.2 million and would not have an impact of annual future earnings and cash flows.

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

      Through 2007, 2,742 leases, including month-to-month leases, comprising approximately 78% of our leased net rentable square footage and approximately 74% of our annualized base rents at December 31, 2002 will expire as follows:

	Number	Percentage of	Percentage of
	of Leases	Aggregate Portfolio	Aggregate Portfolio
Year	Expiring	Leased Square Feet	Annualized Base Rent

2003	763	16.9%	14.9%
2004	665	20.0%	18.0%
2005	618	18.6%	17.4%
2006	368	12.6%	12.7%
2007	328	10.3%	10.8%

      If we are unable to promptly relet or renew leases for all or a substantial portion of this space, or if the rent upon renewal or reletting are significantly lower than expected, our cash flow and business could be adversely affected.

Further declines in the economic activity of Southern California will adversely affect our operating results.

      All of our properties are located in Southern California. In 2002, many sectors of the California economy as well as the rest of the country experienced a slowdown or contraction in economic activity. As a result, in 2002, there was a decrease in occupancy in the majority of our sub-markets as well as a decrease in rental rates. At December 31, 2002 our portfolio was 90.1% occupied as compared to 92.2% occupied at December 31, 2001. During 2003, a total of approximately 3.0 million square feet of occupied space, representing approximately 16.9% of our total net rentable space, including month-to-month leases, will expire. Further deterioration of the local and national economy may result in further erosion of occupancy and rental rates and would most likely negatively affect our operating performance and property values.

Competition affects occupancy levels, rents and cost of land which could adversely affect our revenues.

      Many office properties compete with our properties in attracting tenants to lease space. Some of the competing properties may be newer, better located or owned by parties better capitalized than we are. Although ownership of these competing properties is currently diversified among many different types of owners, from publicly traded companies and institutional investors to small enterprises and individual owners, and no one or group of owners currently dominate or significantly influence the market, consolidation of owners could create efficiencies and marketing advantages for the consolidated group that could adversely affect us. These competitive advantages, the number of competitors and the number of competitive commercial properties in a particular area could have a material adverse effect on the rents we can charge, our ability to lease space in our existing properties or at newly acquired or developed properties and the prices we have to pay for developable land.

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

      Problems associated with deregulation of the electric industry in California have resulted in significantly higher costs in some areas. All of our properties are currently located in areas served by utilities that either produce their own electricity, or that have procured long-term, fixed rate contracts with commercial electrical providers. While we have no information suggesting that any future service interruptions are expected we believe that higher utility costs may continue as price increases are allowed by the California Public Utility Commission or other regulatory agencies.

      Approximately 28% of our buildings and 21% of the total rentable square footage of our portfolio are subject to leases that require our tenants to pay all utility costs. The remainder of our leases provide that tenants will reimburse us for utility costs in excess of a base year amount.

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

      Neither the partnership agreement of our operating partnership nor our governing documents prevent us from participating in joint ventures with our affiliates. Because a joint venture with an affiliate may not be negotiated in a traditional arm’s length transaction, terms of the joint venture may not be as favorable to us as we could obtain if we entered into a joint venture with an outside third party.

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

      We currently have one development property under lease-up at the Howard Hughes Center in Los Angeles, California. The estimated total costs for this property is approximately $81.5 million. In addition, we have preliminary architectural designs completed for additional build-to-suit buildings at the Howard Hughes Center and have completed preliminary designs on a build-to-suit office building at our Long Beach Airport Business Park. We have entitlements for an additional 425,000 net rentable square feet of office space and up to 600 hotel rooms at the Howard Hughes Center. Also, as part of our Gateway Towers acquisition in August 2002, we acquired a 5-acre developable land parcel in Torrance, California that we are also marketing for a build-to-suit building. We do not intend to commence construction on any of these projects until development plans and budgets are finalized and build-to-suit tenant leases are signed with terms allowing us to achieve yields commensurate with each project’s development risk. We also intend to review, from time to time, other opportunities for developing and constructing office buildings and other commercial properties in accordance with our development and underwriting policies.

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

      As of December 31, 2002, we had total debt of approximately $1.4 billion, consisting of approximately $570.7 million in secured debt and approximately $831.7 million of unsecured debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

      Despite current indebtedness levels, we may still be able to incur substantially more debt in the future. Neither the partnership agreement of our operating partnership nor our governing documents limit the amount or the percentage of indebtedness that we may incur. We may borrow up to a maximum of $320 million under our two lines of credit. As of December 31, 2002, we had the ability to borrow an additional approximately

$111.4 million under these two lines of credit. If new debt is added to our current debt levels, the related risks that we now face could intensify and could increase the risk of default on our indebtedness.

Scheduled debt payments could adversely affect our financial condition.

      Our cash flow could be insufficient to meet required payments of principal and interest when due. In addition, we may not be able to refinance existing indebtedness, which in virtually all cases requires substantial principal payments at maturity, and, if we can refinance, the terms of the refinancing might not be as favorable as the terms of our existing indebtedness. As of December 31, 2002, approximately $5.5 million of principal will be coming due over the next twelve months. If principal payments cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt and continue to service and repay our debt obligations.

Rises in interest rates could adversely affect our financial condition.

      An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt which rise and fall upon changes in interest rates. At December 31, 2002, approximately 11% of our debt was variable rate debt. Increases in interest rates would also impact the refinancing of our fixed rate debt. If interest rates are higher when our fixed debt becomes due, we may be forced to borrow at the higher rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt, including the exchange notes. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable. During the fourth quarter of 2002 we entered into interest rate lock agreements totaling $175 million that fixed the floating interest rates on $50 million of our unsecured line of credit and all of our $125 million unsecured term loan.

Many of our properties are subject to mortgage financing which could result in foreclosure if we are unable to pay or refinance the mortgages when due.

      We currently have outstanding five mortgage financings totaling $552.3 million that are secured by 67 of our properties. The properties in each of these financings are fully cross-collateralized and cross-defaulted. To the extent two or more mortgages are cross-defaulted, a default in one mortgage will trigger a default in the other mortgages. The cross-defaults can give the lender a number of remedies depending on the circumstances such as the right to increase the interest rate, demand additional collateral, accelerate the maturity date of the mortgages or foreclose on and sell the properties. To the extent two or more mortgages are cross-collateralized, a default in one mortgage will allow the mortgage lender to foreclose upon and sell the properties that are not the primary collateral for the loan in default. Four additional properties are subject to single property mortgages totaling approximately $18.4 million at December 31, 2002. If we are unable to meet our obligations under these mortgages, we could be forced to pay higher interest rates or provide additional collateral or the properties subject to the mortgages could be foreclosed upon and sold, which could have a material adverse effect on us and our ability to pay or refinance our debt obligations.

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

      We believe that since our taxable year ended December 31, 1996, we have been organized and operated, and intend to continue to operate, so as to qualify for taxation as a REIT under the Internal Revenue Code. Although we believe that we have been and will continue to be organized and have operated and will continue to operate so as to qualify for taxation as a REIT, we cannot assure you that we have been or will continue to be organized or operated in a manner so as to qualify or remain so qualified. For us to qualify as a REIT, we must satisfy numerous requirements established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations and tests regarding various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT, like us, that holds its assets through an investment in a partnership. No assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of qualification. We are, however, not aware of any pending legislation that would adversely affect our ability to qualify as a REIT. Our qualification and taxation as a REIT depends on our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, the various qualification tests imposed under the Internal Revenue Code, the results of which have not been and will not be reviewed by our tax counsel.

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

      We carry comprehensive liability, fire, extended coverage, terrorism and rental loss insurance policies which currently cover all of our properties with specifications and insured limits that we believe are adequate and appropriate under the circumstances. Some losses, however, are generally not insured against because it is not economically feasible to do so. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our capital invested in the property, as well as the anticipated future revenue from the property and, in the case of debt which is recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the property. Any loss would adversely affect our cash flow with respect to the property subject to the loss. Moreover, we would generally be liable for any unsatisfied obligations other than non-recourse obligations with respect to the property subject to the loss.

Lack of availability of insurance coverage for biological, chemical or nuclear terrorist attacks could adversely affect our financial condition.

      Our current terrorism insurance policy, that expires in April 2003, specifically excludes biological, chemical or nuclear terrorist acts. We have been notified by our insurance broker that in the aftermath of September 11th attacks, insurance carriers will continue to exclude these types of attacks from terrorism insurance policies or offer coverage for biological, chemical or nuclear attacks coverages at prohibitive costs. Although we did not derive more than 4.3% of our 2002 net operating income from any one of the properties in our portfolio, a biological, chemical or nuclear terrorist attack damaging several of our properties or negatively impacting the financial condition of our tenants could materially deteriorate our operating results and overall financial condition.

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

      In the past few years, independent environmental consultants have conducted or updated Phase I environmental assessments and other environmental investigations as appropriate at some of our properties. The environmental site assessments and investigations have identified a total of 32 properties in our portfolio, representing approximately 32.5% of the total rentable square feet in the portfolio, affected by environmental concerns. These environmental concerns include properties that may be impacted by known or suspected (a) contamination caused by third party sources or (b) soil and/or groundwater contamination which has been remediated, and (c) those containing underground storage tanks or asbestos.

      Of these properties, two (2) are believed to be affected by contamination caused by third party sources and also houses an underground storage tank, four (4) contain friable asbestos, thirteen (13) contain non-friable asbestos, and thirteen (13) house underground storage tanks only. The properties affected by contamination are primarily affected by petroleum and solvent substances, and in each case a third party has indemnified us for any and all problems associated with this contamination. With regard to those properties affected by asbestos, asbestos does not pose a health hazard if it is not disturbed in such a way to cause an airborne release of asbestos. Asbestos is friable when it can be crumbled, pulverized or reduced to powder by hand pressure, and non-friable when hand pressure cannot release encapsulated asbestos fibers. Friable asbestos is more likely to be released into the air than no-friable asbestos. We manage all asbestos in ways that minimize its potential to become airborne or otherwise threaten human health. Regarding underground storage tanks, subsurface leakage of the materials contained within the tank constitutes the primary risk posed by these devices. We comply with all applicable laws, including double-wall construction, testing protocols, placement of tanks within bermed areas, and the installation of leak and spill detection equipment, to minimize the risks posed by underground storage tanks.

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

      None.

PART III

      The information required by Part III is incorporated by reference from our definitive proxy statement for our 2003 Annual Meeting of Stockholders.

ITEM 10. Directors and Executive Officers of the Registrant

      The information contained in the sections captioned “Proposal I; Election of Directors” and “Section 16(a) Beneficial ownership Reporting Compliance” of the definitive proxy statement is incorporated herein by reference.

ITEM 11. Executive Compensation

      The information contained in the section captioned “Executive Compensation” of the definitive proxy statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

      The following table provides information as of December 31, 2002 with respect to shares of our common stock that may be issued under our existing equity compensation plans (in thousands, except per share amounts):

	Number of shares of		Number of shares of common stock
	common stock to be issued	Weighted-average exercise	remaining available for future
	upon exercise of	price of outstanding	issuance under equity compensation
	outstanding options,	options, warrants and	plans (excluding shares reflected in
Plan Category	warrants and rights	rights	column(a))(1)

	(a)	(b)	(c)
Equity Compensation plans approved by shareholders	4,189	$24.33	1,115
Equity Compensation plans not approved by shareholders	—	—	—

Total	4,189	$24.33	1,115

(1)	Includes shares available for issuance under restricted stock grants.

     The other information contained in the section captioned “Security Ownership of Principal Stockholders and Management” of the definitive proxy statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

      The information contained in the section captioned “Certain Relationships and Related Transactions” of the definitive proxy statement is incorporated herein by reference.

ITEM 14. Controls and Procedures

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

PART IV

ITEM 15. Exhibits, Financial Statements, and Reports on Form 8-K

(a) Financial Statements

      The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

      All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(b) Reports on Form 8-K

      None.

(c) Exhibits

Exhibit
Number		Description

3.1	*	Amended and Restated Articles of Incorporation as filed as an exhibit to Arden Realty Registration Statement on Form S-11 (No. 333-8163).
3.2	*	Articles Supplementary of Class A Junior Participating Preferred Stock as filed as an exhibit to the current report on Form 8-K, dated August 26, 1998.
3.3	*	Articles Supplementary of the 8 5/8 Series B Cumulative Redeemable Preferred Stock dated September 7, 1999, filed as an exhibit to Arden Realty’s 10-K dated March 27, 2000.
3.4	*	By-laws of Registrant as filed as an exhibit to Arden Realty’s on Form S-11 (No. 333-8163).
3.5	*	Certificate of Amendment of the By-laws of Arden Realty dated July 14, 1998, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q dated August 14, 1998.
3.6	*	Certificate of Amendment of the Bylaws of Arden Realty dated March 17, 2000, filed as an exhibit on Form 10-Q dated May 11, 2000.
4.1	*	Rights Agreement, dated August 14, 1998, between Arden Realty and The Bank of New York, as filed as an exhibit to Arden Realty’s current report on Form 8-K dated August 26, 1998.
4.2	*	Indenture between Arden Realty Limited Partnership and The Bank of New York, as trustee, dated March 14, 2000 as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-35406).
4.3	*	Form of Arden Realty Limited Partnership’s unsecured 8.875% senior note due 2005, dated March 17, 2000 filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-35406).
4.4	*	Form of Arden Realty Limited Partnership’s unsecured 9.150% senior note due 2010, dated March 17, 2000 filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-35406).
4.5	*	Form of Arden Realty Limited Partnership’s unsecured 8.50% senior note due 2010, dated November 20, 2000 as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-53376).
4.6	*	Form of Arden Realty Limited Partnership’s 7.00% Note due 2007, dated November 9, 2002 as filed as an exhibit to Arden Realty Limited Partnership’s current report on Form 8-K filed with the Commission on November 9, 2001.
4.7	*	Officers’ certificate dated March 17, 2000 with respect to the terms of Arden Realty Limited Partnership’s 8.875% senior note due 2005 and 9.150% Senior Notes due 2010 as filed as an exhibit to Arden Realty, Inc. 10-K filed with the Commission on April 1, 2002.
4.8	*	Officers’ certificate dated November 20, 2000 with respect to the terms of Arden Realty Limited Partnership’s 8.50% Senior Notes due 2010 as filed as an exhibit to Arden Realty, Inc. 10-K filed with the Commission on April 1, 2002.
4.9	*	Officer’s certificate dated November 9, 2001 with respect to the terms of Arden Realty Limited Partnership’s 7.00% Note due 2007, filed as an exhibit to Arden Realty Limited Partnership’s current report on Form 8-K filed with the Commission on November 9, 2001.
10.1	*†	1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty’s registration statement on Form S-11 (No. 333-8163).

Exhibit
Number		Description

10.2	*†	Amendment Number 1 to the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty’s Schedule 14A filed with the Commission on June 23, 1998.
10.3	*†	Form of Officers and Directors Indemnification Agreement as filed as an exhibit to Arden Realty’s registration statement on Form S-11 (No. 333-8163).
10.4	*	Loan Agreement dated June 8, 1998 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation filed as an exhibit to Arden Realty’s quarterly report of Form 10-Q filed with the Commission on August 14, 1998.
10.5	*	Mortgage Note, dated June 8, 1998 for $136,100,000 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company, and Lehman Brothers Realty Corporation, a Delaware corporation. (Exhibit B. to Exhibit 10.4 above).
10.6	*	Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.4 above).
10.7	*	Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to Exhibit 10.4 above).
10.8	*	Deed of Trust, Assignment of Rents and Leases, Security Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance III, L.L.C. as Grantor, to Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.9	*	Assignment of Leases and Rents dated June 8, 1998, by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.10	*	Collateral Assignment of Management Agreement and Subordination Agreement dated as of June 8, 1998 among Arden Realty Finance III, L.L.C., a Delaware limited liability company (“Borrower”), Lehman Brothers Realty Corporation, a Delaware corporation, (“Lender”), and Arden Realty Limited Partnership, a Maryland limited partnership (“Manager”), filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.11	*	Security Agreement is entered into as of June 8, 1998 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.12	*	Environmental Indemnity Agreement dated June 8, 1998 by Arden Realty Finance III, L.L.C., a Delaware limited liability company, in favor of Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.13	*	Letter agreement between Lehman Brothers Realty Corporation, Arden Realty Finance III, L.L.C., Arden Realty and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.14	*	Loan Agreement by and between Arden Realty Finance IV, LLC, a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

Exhibit
Number		Description

10.15	*	Mortgage Note, dated June 8, 1998 for $100,600,000 by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Maker”), and Lehman Brothers Realty Corporation, a Delaware corporation (Exhibit B to Exhibit 10.14 above).
10.16	*	Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.14 above).
10.17	*	Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to Exhibit 10.14 above).
10.18	*	Deed of Trust, Assignment of Rents and Leases, Security Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance IV, L.L.C. as Grantor, to Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.19	*	Assignment of Leases and Rents dated June 8, 1998, by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Assignor”), and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns (“Assignee”), filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.20	*	Collateral Assignment of Management Agreement and Subordination Agreement dated as of June 8, 1998 among Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Borrower”), Lehman Brothers Realty Corporation, a Delaware corporation, (“Lender”), and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.21	*	Security Agreement is entered into as of June 8, 1998 by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Debtor”), and Lehman Brothers Realty Corporation, a Delaware corporation (“Secured Party”), filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.22	*	Environmental Indemnity Agreement dated June 8, 1998 by Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Indemnitor”), in favor of Lehman Brothers Realty Corporation, a Delaware corporation (“Lender”), filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.23	*	Letter agreement between Lehman Brothers Realty Corporation, Arden Realty Finance IV, L.L.C., Arden Realty and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 14, 1998.
10.24	*†	Amended and Restated Employment Agreement dated January 1, 1999, between Arden Realty and Mr. Robert Peddicord, filed as a exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on August 8, 2000.
10.25	*	Miscellaneous Rights Agreement among Arden Realty, Arden Realty Limited Partnership, NAMIZ, Inc. and Mr. Ziman, filed as an exhibit to Arden Realty’s registration statement on Form S- II (No. 333-8163).
10.26	*	Credit Facility documentation consisting of Second Amended and Restated Revolving Credit Agreement by and among Arden Realty Limited Partnership and a group of banks led by Wells Fargo Bank as filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on May 12, 2000.

Exhibit
Number		Description

10.27	*	Mortgage Financing documentation consisting of Loan Agreement by and between Arden Realty’s special purpose financing subsidiary and Lehman Brothers Realty Corporation (the Loan Agreement includes the Mortgage Note, Deed of Trust, and form of Tenant Estoppel Certificate and Agreement as exhibits) as filed as an exhibit to Arden Realty’s registration statement of Form S-11 (No. 333-30059).
10.28	*	Promissory Note, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty’s current report Form 8-K filed with the Commission on April 20, 1999.
10.29	*	Deed of Trust and Security Agreement, dated as of March 30, 1999, with Arden Realty Finance V, L.L.C. as the Trustor and Massachusetts Mutual Life Insurance Company as the Beneficiary filed as an exhibit to Arden Realty’s current report on Form 8-K filed with the Commission on April 20, 1999.
10.30	*	Assignment of Leases and Rents, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty’s current report on Form 8-K filed with the Commission on April 20, 1999.
10.31	*	Subordination of Management Agreement, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V. L.L.C. filed as an exhibit to Arden Realty’s current report on Form 8-K filed with the Commission on April 20, 1999.
10.32	*	Environmental Indemnification and Hold Harmless Agreement, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty’s current report on Form 8-K filed with the Commission on April 20, 1999.
10.33	*†	Amended and Restated Employment Agreement dated May 27, 1999, between Arden Realty and Mr. Randy J. Noblitt as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-53376).
10.34	*†	Amended and Restated Employment Agreement dated July 27, 2000, by and between Arden Realty and Mr. Richard S. Ziman as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-53376).
10.35	*†	Amended and Restated Employment Agreement dated July 27, 2000, by and between Arden Realty and Mr. Victor J. Coleman as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-53376).
1036	*†	Amendment to the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty’s Schedule 14A filed with the Commission on April 25, 2000.
10.37	*†	Second Amended and Restated 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership dated September 20, 2001 as filed as an exhibit to Arden Realty, Inc.’s quarterly report on Form 10-Q filed with the Commission on November 14, 2001.
10.38	*†	Form of Promissory Note entered on July 19, 2001 and September 28, 2001 between Arden Realty Limited Partnership and Richard Ziman, Victor Coleman, Andrew Sobel and Robert Peddicord, respectively, as filed as an exhibit to Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed with the Commission on November 14, 2001.
10.39	*†	Amended and Restated Employment Agreement dated June 2, 1999, by and between Arden Realty and Mr. Richard S. Davis as filed as an exhibit to Arden Realty Limited Partnership’s annual report on Form 10-K filed with the Commission on April 1, 2002.

Exhibit
Number		Description

10.40	*†	Amended and Restated Employment Agreement dated March 29, 2002, between Mr. Andrew Sobel and Arden Realty, Inc. as filed as an exhibit to Arden Realty, Inc.’s quarterly report on Form 10-Q filed with the Commission on August 14, 2002.
10.41	*†	Form of Promissory Note entered into on February 18, 2002 between Arden Realty, Inc. and Mr. Andrew Sobel as filed as on exhibit to Arden Realty, Inc.’s quarterly report on Form 10-Q filed with the Commission on August 14, 2002.
10.42	*	Term Loan Agreement between Arden Realty Limited Partnership and Wells Fargo Bank, National Association dated as of June 12, 2002 as filed as an exhibit to Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed with the Commission on August 14, 2002.
10.43	*	Third Amended and Restated Revolving Credit Agreement between Arden Realty Limited Partnership and a group of lenders led by Wells Fargo Bank dated as of August 9, 2002 as filed as an exhibit to Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed with the Commission on November 12, 2002.
10.44	*	Amendment to Term Loan Agreement between Arden Realty Limited Partnership and Wells Fargo Bank, National Association dated as of September 19, 2002 as filed as an exhibit to Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed with the Commission on November 12, 2002.
10.45	*†	Amended and Restated Employment Agreement dated May 27, 1999, by and between Arden Realty Limited Partnership and Mr. David Swartz as filed as an exhibit to Arden Realty Limited Partnership’s annual report on Form 10-K filed with the Commission on March 28, 2003.
12.1		Statement regarding computation of ratios.
21.1	*	Subsidiaries of Arden Realty Limited Partnership as filed as an exhibit to Arden Realty Limited Partnership’s annual report on Form 10-K filed with the Commission on March 28, 2003 are incorporated by reference and in addition, Arden Realty Limited Partnership is included herein as a subsidiary of Arden Realty, Inc.
23.1		Consent of independent auditors.
99.1		Officers’ certifications pursuant to Section 906 off the Sarbanes-Oxley Act of 2002.

(*) Incorporated by reference.

(†)	Management contract or compensatory plan or arrangement required to be identified by Item 15(a)3.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2003.

ARDEN REALTY, INC.

By:	/s/ RICHARD S. ZIMAN

Richard S. Ziman
Chairman of the Board
and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD S. ZIMAN Richard S. Ziman	Chairman of the Board, Chief Executive Officer and Director	March 25, 2003

/s/ VICTOR J. COLEMAN Victor J. Coleman	President, Chief Operating Officer and Director	March 25, 2003

/s/ ANDREW J. SOBEL Andrew J. Sobel	Executive Vice President Strategic Planning and Operations	March 25, 2003

/s/ RICHARD S. DAVIS Richard S. Davis	Senior Vice President, and Chief Financial Officer	March 25, 2003

/s/ LARRY S. FLAX Larry S. Flax	Director	March 20, 2003

/s/ CARL D. COVITZ Carl D. Covitz	Director	March 20, 2003

/s/ PETER S. GOLD Peter S. Gold	Director	March 19, 2003

/s/ STEVEN C. GOOD Steven C. Good	Director	March 20, 2003

OFFICERS’ CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Richard S. Ziman, certify that:

1.	I have reviewed this annual report on Form 10-K of Arden Realty, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ RICHARD S. ZIMAN

Richard S. Ziman
Chairman of the Board and Chief Executive Officer
Arden Realty, Inc.

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Richard S. Davis, certify that:

1.	I have reviewed this annual report on Form 10-K of Arden Realty, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/RICHARD S. DAVIS

Richard S. Davis
Senior Vice President and Chief Financial Officer
Arden Realty, Inc.

CERTIFICATION OF CHIEF OPERATING OFFICER

I, Victor J. Coleman, certify that:

1.	I have reviewed this annual report on Form 10-K of Arden Realty, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ VICTOR J. COLEMAN

Victor J. Coleman
President and Chief Operating Officer
Arden Realty, Inc.

CERTIFICATION OF EXECUTIVE VICE PRESIDENT

I, Andrew J. Sobel, certify that:

1.	I have reviewed this annual report on Form 10-K of Arden Realty, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ ANDREW J. SOBEL

Andrew J. Sobel
Executive Vice President — Strategic Planning
and Operations
Arden Realty, Inc.

CERTIFICATION OF SENIOR VICE PRESIDENT

I, Robert C. Peddicord, certify that:

1.	I have reviewed this annual report on Form 10-K of Arden Realty, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ ROBERT C. PEDDICORD

Robert C. Peddicord
Senior Vice President — Leasing and Property Operations
Arden Realty, Inc.

CERTIFICATION OF GENERAL COUNSEL

I, David A. Swartz, certify that:

1.	I have reviewed this annual report on Form 10-K of Arden Realty, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ DAVID A. SWARTZ

David A. Swartz
General Counsel and Secretary
Arden Realty, Inc.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders Arden Realty, Inc.

      We have audited the accompanying consolidated balance sheets of Arden Realty, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the management of Arden Realty, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arden Realty, Inc. at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 3 to the financial statements, on January 1, 2002, Arden Realty, Inc. adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

/s/ ERNST & YOUNG LLP

Los Angeles, California

January 28, 2003

ARDEN REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,

	2002	2001

Assets
Commercial properties:
Land	$484,439	$460,322
Buildings and improvements	2,197,896	2,016,199
Tenant improvements and leasing costs	325,779	258,815

	3,008,114	2,735,336
Less: accumulated depreciation	(388,057)	(301,795)

	2,620,057	2,433,541
Properties under development	65,296	116,822
Land available for development	23,731	19,255
Properties held for disposition, net	32,540	53,362

Net investment in real estate	2,741,624	2,622,980
Cash and cash equivalents	4,063	37,041
Restricted cash	20,498	18,768
Rent and other receivables, net of allowance of $4,001 and $3,770 at December 31, 2002 and 2001, respectively	2,917	9,685
Mortgage notes receivable, net of discount	—	13,495
Deferred rent	43,646	38,989
Prepaid financing costs, expenses and other assets, net of accumulated amortization of $10,181 and $8,774 at December 31, 2002 and 2001, respectively	19,661	20,485

Total assets	$2,832,409	$2,761,443

Liabilities and Stockholders’ Equity
Mortgage loans payable	$570,654	$573,452
Unsecured lines of credit	208,587	180,350
Unsecured term loan	125,000	—
Unsecured senior notes, net of discount	498,063	497,681
Accounts payable and accrued expenses	55,705	43,002
Security deposits	20,645	19,683
Dividends payable	31,807	31,408

Total liabilities	1,510,461	1,345,576
Minority interests	74,571	78,661
Stockholders’ Equity
Preferred stock, $.01 par value, 20,000,000 shares authorized, None issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 62,984,217 and 64,098,110 issued and outstanding, respectively	631	641
Additional paid-in capital	1,260,773	1,345,698
Deferred compensation	(11,259)	(9,133)
Accumulated other comprehensive loss	(2,768)	—

Total stockholders’ equity	1,247,377	1,337,206

Total liabilities and stockholders’ equity	$2,832,409	$2,761,443

See accompanying notes to financial statements.

ARDEN REALTY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Revenues	$412,054	$414,485	$380,622
Property operating expenses	129,723	121,086	109,512

	282,331	293,399	271,110
General and administrative	13,166	12,143	9,336
Interest	88,516	84,195	78,406
Depreciation and amortization	110,202	100,775	85,947
Interest and other income	(2,542)	(2,941)	(3,527)

Income from continuing operations before gain on sale of properties and minority interest	72,989	99,227	100,948
Gain on sale of properties	1,967	4,591	2,132

Income from continuing operations before minority interest	74,956	103,818	103,080
Minority interest	(6,198)	(7,517)	(7,572)

Income from continuing operations	68,758	96,301	95,508
Discontinued operations, net of minority interest	1,417	1,458	1,202

Net income	$70,175	$97,759	$96,710

Basic net income per common share:
Income from continuing operations	$1.07	$1.51	$1.51
Income from discontinued operations	0.02	0.02	0.02

Net income per common share — basic	$1.09	$1.53	$1.53

Weighed average number of common shares-basic	64,151	63,754	63,408

Diluted net income per common share:
Income from continuing operations	$1.07	$1.51	$1.50
Income from discontinued operations	0.02	0.02	0.02

Net income per common share — diluted	$1.09	$1.53	$1.52

Weighed average number of common shares — diluted	64,351	64,014	63,598

See accompanying notes to financial statements.

ARDEN REALTY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

						Notes	Accumulated
	Common Stock		Additional			Receivable	Other	Total
			Paid in	Retained	Deferred	From	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Officers	Loss	Equity

Balance at January 1, 2000	63,358,977	$633	$1,377,292	$—	$—	$(2,167)	—	$1,375,758
Surrender of restricted stock by officers	(85,106)	—	(1,920)	—	—	—	—	(1,920)
Notes and interest receivable from officers	—	—	—	—	—	2,167	—	2,167
Stock Compensation	373,000	4	9,455	—	(9,459)	—	—	—
Amortization of stock compensation	—	—	—	—	586	—	—	586
Preferred partnership units issuance costs	—	—	(119)	—	—	—	—	(119)
Net income	—	—	—	96,710	—	—	—	96,710
Dividends declared and payable	—	—	(21,301)	(96,710)	—	—	—	(118,011)

Balance at December 31, 2000.	63,646,871	637	1,363,407	—	(8,873)	—	—	1,355,171

OP units converted	335,573	3	6,583	—	—	—	—	6,586
Stock options exercised	21,166	—	463	—	—	—	—	463
Stock compensation	94,500	1	2,532	—	(2,533)	—	—	—
Amortization of stock compensation	—	—	—	—	2,273	—	—	2,273
Net income	—	—	—	97,759	—	—	—	97,759
Dividends declared and payable	—	—	(27,287)	(97,759)	—	—	—	(125,046)

Balance at December 31, 2001.	64,098,110	641	1,345,698	—	(9,133)	—	—	1,337,206

OP units converted	121,875	2	2,488	—	—	—	—	2,490
Stock options exercised	423,999	4	9,074	—	—	—	—	9,078
Stock compensation	187,500	2	4,813	—	(4,815)	—	—	—
Amortization of stock compensation	—	—	—	—	1,444	—	—	1,444
Forfeiture of stock compensation	(51,267)	—	(1,245)	—	1,245	—	—	—
Stock repurchases	(1,796,000)	(18)	(40,675)	—	—	—	—	(40,693)
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(2,768)	(2,768)
Net income	—	—	—	70,175	—	—	—	70,175

Comprehensive income	—	—	—	—	—	—	—	67,407
Dividends declared and payable	—	—	(59,380)	(70,175)	—	—	—	(129,555)

Balance at December 31, 2002.	62,984,217	$631	$1,260,773	$—	$(11,259)	$—	$(2,768)	$1,247,377

      See accompanying notes to financial statements.

ARDEN REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,

	2002	2001	2000

Operating Activities:
Net income	$70,175	$97,759	$96,710
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest, including discontinued operations	6,236	7,565	7,613
Depreciation and amortization, including discontinued operations	111,418	101,819	87,267
Amortization of loan costs and fees	3,807	3,568	3,568
Gain on sale of property	(1,967)	(4,591)	(2,132)
Amortization of deferred compensation	1,199	1,938	586
Changes in operating assets and liabilities:
Rent and other receivables	20,263	3,775	(1,080)
Deferred rent	(4,657)	(7,401)	(7,656)
Prepaid financing costs, expenses and other assets	(2,997)	(4,366)	(7,480)
Accounts payable and accrued expenses	9,728	4,388	11,359
Security deposits	962	213	3,397

Net cash provided by operating activities	214,167	204,667	192,152

Investing Activities:
Acquisitions and improvements to commercial properties	(251,534)	(161,785)	(227,707)
Proceeds from sales of properties	24,287	45,931	11,683

Net cash used in investing activities	(227,247)	(115,854)	(216,024)

Financing Activities:
Proceeds from term loan	125,000	—	—
Proceeds from mortgage loans	—	—	45,052
Repayment of mortgage loans	(2,798)	(2,603)	(209,804)
Proceeds from unsecured lines of credit	255,937	140,500	238,000
Repayments of unsecured lines of credit	(227,700)	(213,500)	(273,500)
Proceeds from issuances of unsecured senior notes, net of discount	—	149,064	348,364
(Increase) decrease in restricted cash	(1,730)	599	(854)
Proceeds from issuance of common stock, net of offering costs	9,078	463	—
Repurchase of common stock	(40,693)	—	—
Distributions to minority interests	(3,527)	(4,182)	(3,968)
Distributions to preferred operating partnership units holder	(4,312)	(4,312)	(4,312)
Dividends paid	(129,153)	(123,233)	(116,611)
Preferred operating partnership units issuance cost	—	—	(119)

Net cash (used in) provided by financing activities	(19,898)	(57,204)	22,248

Net (decrease) increase in cash and cash equivalents	(32,978)	31,609	(1,624)
Cash and cash equivalents at beginning of period	37,041	5,432	7,056

Cash and cash equivalents at end of period	$4,063	$37,041	$5,432

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amount capitalized	$94,007	$83,809	$70,139

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

      As of December 31, 2002, our portfolio consisted of 137 primarily suburban office properties and 223 buildings containing approximately 19.4 million net rentable square feet including one development property with approximately 283,000 net rentable square feet currently under lease-up. As of December 31, 2002, our properties were 90.1% occupied.

 2. Basis of Presentation and Summary of Significant Accounting Policies

  Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Arden Realty, Inc., the operating partnership, and our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      We consolidate all entities for which we have controlling financial interest as measured by a majority of the voting interest. For entities in which the controlling financial interest is not clearly indicated by ownership of a majority of the voting interest, we would consolidate those entities for which we own a majority of the financial interest in profits or losses or entities that we control by agreement.

      We currently own 100% of all of our consolidated subsidiaries and do not have any unconsolidated investments other than an investment in the securities of a non-publicly traded company. This investment represents approximately 5.8% of the total equity outstanding for this particular company. Because we do not control this company contractually nor exert significant influence over its operating and financial policies, we account for this investment under the cost method of accounting.

      The minority interests at December 31, 2002 and 2001 consisted of limited partnership interests in the operating partnership of approximately 2.7% and 2.8%, respectively, exclusive of ownership interests of our preferred units holders.

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

  Commercial Properties

      Our properties are stated at depreciated cost. Write-downs to estimated fair value are recognized whenever a property’s estimated undiscounted future cash flows are less than it’s book value. Prior to the year ended December 31, 2001, properties held for disposition were carried at the lower of their depreciated cost or fair value less cost to sell. Beginning January 1, 2002, we implemented Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which was required to be adopted in fiscal years beginning after December 15, 2001 and which supercedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121). As a result, we will continue to carry properties held for disposition at the lower of their depreciated cost or fair value less cost to sell in accordance with SFAS 144. Based on our assessment, no write-downs to estimated fair value were necessary as of December 31, 2002 and 2001, respectively. The implementation of SFAS 144 did not significantly impact our results of operation or financial position, however, its adoption impacted the conformity of our current year operating results presentation to prior years as discussed in footnote 3 below.

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

      The carrying amount of all commercial properties is evaluated periodically to determine if adjustment to the useful life is warranted. During 2001, the useful life of certain building and building improvements were adjusted to more accurately reflect their estimated usefulness. The effect of this change in estimate in 2001 was an increase to net income of approximately $10.1 million or $0.16 per common share. This change in estimate did not have an impact on our 2001 cash flows.

      Costs associated with leasing properties are capitalized and amortized to expense on a straight-line basis over the related lease term.

  Cash Equivalents

      Cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired.

  Restricted Cash

      Restricted cash at December 31, 2002 and 2001 consists of $13.7 million in cash deposits as required by certain of our mortgage loans payable and $6.8 million and $5.1 million, respectively, in impound accounts for real estate taxes and insurance, as required by certain of our mortgage loans payable.

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

  Allowance for Rents and Other Receivables

      We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We also maintain an allowance for deferred rent receivable that arises from the straight-lining of rents. We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates. If estimates differ from actual results this could impact our operating results.

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

      During 2002, 2001 and 2000, we declared dividends of $2.02, $1.96 and $1.86 per share, respectively.

  Fair Value of Financial Instruments

      Our disclosures of estimated fair value of financial instruments at December 31, 2002 and 2001, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

      Our cash equivalents, mortgage notes receivable, unsecured lines of credit, interest rate swap agreements, accounts payable and other financial instruments are carried at amounts that reasonably approximate their fair value amounts.

      The estimated fair value of our mortgage loans payable and unsecured senior notes is as follows (in thousands):

	December 31, 2002		December 31, 2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Mortgage loans payable	$570,654	$600,663	$573,452	$580,799

Unsecured senior notes	$498,063	$541,762	$497,681	$516,273

      The estimated fair value is based on interest rates available at each of the dates presented for issuance of debt with similar terms and remaining maturities. The estimated fair value amounts of our notes payable above are not necessarily indicative of the amounts that we could realize in a current market exchange.

  Interest Rate Swap Agreements

      We have periodically entered into interest rate swap agreements to effectively convert floating rate debt into fixed rate debt. Net amounts received or paid under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. Our objective in using interest rate swap agreements is to limit our exposure to interest rate movements. During 2002, such agreements were used to fix the floating interest rate associated with $50 million of the Wells Fargo unsecured line of credit and the entire $125 million balance of the unsecured term loan.

      Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments and for hedging activities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting destination. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

      For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss), outside of earnings and subsequently reclassified to earnings when the hedged transaction affects earnings.

      Under SFAS 133 our interest rate swap agreements are classified as cash flow hedges with their fair value as of December 31, 2002 of approximately $2.8 million reported in accumulated other comprehensive loss in our balance sheet and statement of changes in stockholders’ equity. This loss will be subsequently reclassified to interest expense as interest payments are made on our floating rate debt. If the underlying floating rate loans were to be repaid prior to maturity, we will recognize into interest expense the unamortized portion of this loss at the time of such early repayment.

      As of December 31, 2002, we did not have any derivatives that could be designated as fair value hedges.

  New Accounting Standards

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, the amortization of goodwill, including goodwill recorded in past business combinations, was to be discontinued upon adoption and all goodwill and intangible assets were to be tested for impairment. These pronouncements affect the accounting of operating leases acquired as part of real estate acquisitions. Under these pronouncements, to the extent that the existing operating leases at the time of a property acquisition have rental rates, including lease origination costs, above or below current market rates, those leases are required to be marked-to-market with the resulting adjustment amortized into rents over each adjusted lease’s remaining term.

      As discussed in footnote 3 below, we acquired five properties during 2002 for a total purchase price of approximately $135.0 million. We performed a lease-by-lease analysis for the properties acquired in 2002 and determined that the in-place rents for leases acquired approximate market rents. Consequently the adoption of SFAS 141 and 142 did not have a significant impact on our consolidated financial statements.

      In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 rescinds

Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” In addition, under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. The provisions of SFAS 145 are effective for 2003. We do not expect that the adoption of this statement will have a significant impact on our consolidated financial statements.

      In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred based on the present value of the expected contingent payment under the guarantee. The provisions of SFAS 146 are effective for 2003. We do not expect that the adoption of this statement will have a significant impact on our consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires guarantees and indemnification agreements meeting the characteristics described in FIN 45 to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make new disclosures for guarantees, even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements within FIN 45 are effective for 2002 and its adoption is required for 2003 on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of FIN 45 in 2002. We do not expect that the adoption of this statement will have a significant impact on our consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure” (SFAS 148) which amends SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We have adopted the disclosure provisions of SFAS 148 (see footnote 11). Beginning January 1, 2003, we will adopt the prospective transition method for all new stock compensation awards. We do not anticipate that adoption of SFAS 148 will have a significant impact on our consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate such an entity. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are effective for 2003. We do not expect that the adoption of this statement will have a significant impact on our consolidated financial statements.

  Reclassifications

      Certain prior year amounts have been reclassified to confirm with the current year presentation.

 3. Commercial Properties

  Property Acquisitions

			Date of	Property	Square	Purchase Price
Property	County	Submarket	Purchase	Type	Feet	($000’s)

Gateway Towers	Los Angeles	Torrance	August 7, 2002	Office	432,894	$62,500
Gateway Land Parcel	Los Angeles	Torrance	August 7, 2002	Developable Land	N/ A	3,500
Crossroads	San Diego	Mission Valley	August 16, 2002	Office	133,566	16,900
Governor Executive Center	San Diego	Governor Park	August 16, 2002	Office	52,195	11,200
Carmel Valley Center I & II	San Diego	Del Mar Heights	August 30, 2002	Office	107,197	28,400
Carmel View Office Plaza	San Diego	Rancho Bernardo	August 30, 2002	Office	77,460	12,500

Total					803,312	$135,000

  Property Dispositions

			Date of	Property	Square	Sales Price
Property	County	Submarket	Sale	Type	Feet	($000’s)

Harbor Corporate Center	Los Angeles	Torrance	March 7, 2002	Office	63,925	$6,900
Renaissance Court	Los Angeles	Simi / Conejo Valley	April 16, 2002	Office	61,245	8,300
6800 Owensmouth	Los Angeles	West San Fernando Valley	May 1, 2002	Office	80,014	8,400
2730 Wilshire Apartments	Los Angeles	Santa Monica	November 1, 2002	Apartment	— (1)	2,300

Total					205,184	$25,900

(1)	Consists of 16 apartment units.

  Discontinued Operations and Properties held for Disposition

      As discussed above, we adopted SFAS 144 effective January 1, 2002 which requires, among other things, that the operating results of real estate properties classified as held for disposition subsequent to January 1, 2002 be included in discontinued operations in the statements of income for all periods presented. SFAS 144 provides that long-lived assets classified as held for disposition as a result of disposal activities that were initiated prior to January 1, 2002, are to be accounted for in accordance with SFAS 121. Accordingly, the operating results for the properties held for disposition and sold prior to December 31, 2002 are included in income from continuing operations for the years ended December 31, 2002, 2001 and 2000. Consequently, in order to increase the comparability of our consolidated statements of income for the years ended December 31, 2002, 2001 and 2000, the tables below summarize the operating results of our one property currently classified as discontinued operations and the properties sold since January 1, 2000 that would have qualified as discontinued operations under SFAS 144.

      As of December 31, 2002, properties held for disposition consists of one property representing approximately 140,000 rentable square feet.

      The results of operations for the property held for disposition as of December 31, 2002 classified as discontinued operations for the years ended December 31 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000

Revenues	$4,165	$4,040	$3,968
Property operating Expenses	(1,495)	(1,490)	(1,405)
Depreciation and amortization	(1,215)	(1,044)	(1,320)
Minority interest	(38)	(48)	(41)

Discontinued operations	$1,417	$1,458	$1,202

      The results of operations for the properties sold since January 1, 2000 that would have qualified as discontinued operations under SFAS 144 for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands, except number of properties):

	2002	2001	2000

Revenues	$1,111	$7,744	$10,748
Property operating Expenses	(498)	(3,015)	(3,537)
Depreciation and amortization	(39)	(1,115)	(69)
Gain on sale of properties	1,967	4,592	2,118
Minority interest	(67)	(264)	(306)

Net Income	$2,474	$7,942	$8,954

Number of properties	4 (1)	14	15
Net rentable square feet	205	778	854

(1)	Includes one apartment building sold in November 2002.

     Capitalized Interest

      We capitalize interest and taxes related to buildings under construction and renovation to the extent those assets qualify for capitalization.

      Total interest incurred and the amount capitalized for the years ended December 31, 2002, 2001, and 2000 were as follows (in thousands):

	2002	2001	2000

Total interest incurred	$94,162	$93,290	$91,052
Interest capitalized	(5,646)	(9,095)	(12,646)

Interest expensed	$88,516	$84,195	$78,406

     Future Minimum Lease Payments

      Future minimum lease payments to be received under noncancelable operating leases existing as of December 31, 2002, are as follows (in thousands):

2003	$335,744
2004	277,602
2005	211,061
2006	154,519
2007	110,071
Thereafter	275,500

      The above future minimum lease payments do not include payments received for tenant reimbursements of specified operating expenses.

      We lease the land underlying the office buildings or parking structures at six of our buildings. Ground lease expense, including amounts netted against parking revenues, was approximately $1.9 million, $2.9 million and $2.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum ground lease payments due under existing ground leases are as follows (in thousands):

2003	$1,754
2004	1,785
2005	1,815
2006	1,840
2007	1,865
Thereafter	112,801

 4. Mortgage Notes Receivable

      In September 1997, we purchased two mortgage notes receivable, secured by a single commercial office property, with an aggregate balance of approximately $17.6 million, for approximately $14.4 million. The notes bore interest at the Eleventh District Cost of Funds (as defined) plus 3.25% per annum, require monthly payments of principal, interest, and additional net cash flow from the office property and mature on May 31, 2004. These notes were repaid in full by the borrower in October 2002. As a result of this redemption, we recognized as income the unamortized purchase discount on these notes at the time of repurchase totaling approximately $750,000.

 5. Mortgage Loans and Unsecured Indebtedness

      A summary of mortgage loans payable, unsecured lines of credit and unsecured senior notes is as follows:

					Number
					of
			Stated Annual		Properties	Maturity
	December 31,	December 31,	Interest Rate at	Rate	Securing	Month/
Type of Debt	2002	2001	December 31, 2002	Fixed/Floating	Loan	Year

	($000’s)
Mortgage Loans Payable:
Fixed Rate
Mortgage Financing I(1)	$175,000	$175,000	7.52%	Fixed	18	6/04
Mortgage Financing III(2)	136,100	136,100	6.74%	Fixed	22	4/08
Mortgage Financing IV(2)	111,200	111,200	6.61%	Fixed	12	4/08
Mortgage Financing V(3)	108,153	110,253	6.94%	Fixed	12	4/09
Mortgage Financing VI(3)	21,816	22,036	7.54%	Fixed	3	4/09
Activity Business Center(3)	7,580	7,737	8.85%	Fixed	1	5/06
145 South Fairfax(3)	3,952	3,987	8.93%	Fixed	1	1/27
Marin Corporate Center(3)	2,850	2,966	9.00%	Fixed	1	7/15
Conejo Business Center(3)	2,795	2,911	8.75%	Fixed	(Note 4)	7/15
Conejo Business Center(3)	1,208	1,262	7.88%	Fixed	(Note 4)	7/15

	570,654	573,452
Unsecured Term Loan:
Fixed Rate
Wells Fargo — $125 mm(1), (5)	125,000	—	3.64%	Fixed (Note 6)	—	6/04
Unsecured Lines of Credit:
Floating Rate
Wells Fargo — $310 mm(1)	208,587	105,350	2.83%	LIBOR + 1.00% (Notes 7,8)	—	4/06
Lehman Brothers — $75 mm(9)	—	75,000	—	LIBOR + 1.30%	—	7/02
City National Bank — $10 mm(1)	—	—	—	Prime Rate — 0.875%	—	8/03

	208,587	180,350
Unsecured Senior Notes:
Fixed Rate
2005 Notes(10)	199,769	199,667	8.88%	Fixed	—	3/05
2007 Notes(10)	149,245	49,663	7.00%	Fixed	—	11/07
2010 Notes(10)	49,704	99,262	9.15%	Fixed	—	3/10
2010 Notes(10)	99,345	149,089	8.50%	Fixed	—	11/10

	498,063	497,681

Total Debt	$1,402,304	$1,251,483

(1)	Requires monthly payments of interest only, with outstanding principal balance due upon maturity.

(2)	Requires monthly payments of interest only for five years and monthly payments of principal and interest thereafter.

(3)	Requires monthly payments of principal and interest.

(4)	Both mortgage loans are secured by the Conejo Business Center property.

(5)	This loan has a two-year extension option.

(6)	In 2002, we entered into interest rate swap agreements that fixed the interest rate on the entire balance of this loan at 3.64% in 2003, 4.18% in 2004, 4.75% in 2005 and 4.90% in 2006.

(7)	This line of credit also has annual 20 basis points facility fee on the $310 million commitment amount.

(8)	In 2002, we entered into interest rate swap agreements that fixed the interest rate on $50 million of the outstanding balance on this line of credit at 4.06% through April of 2006.

(9)	This line of credit was repaid in June 2002.

(10)	Requires semi-annual interest payments only, with principal balance due upon maturity.

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

      On August 9, 2002, our operating partnership renewed and increased its unsecured line of credit with a group of banks led by Wells Fargo. The renewed line of credit provides for borrowings up to $310 million with an option to increase the amount to $350 million and bears interest at a rate ranging between LIBOR + 0.80% and LIBOR + 1.25% (including an annual facility fee ranging from 0.15% to 0.40% based on the aggregate amount of the line of credit) depending on the operating partnership’s unsecured debt rating. This new line of credit amends the previous $275 million unsecured line of credit that was scheduled to mature in April 2003. This new line of credit matures in April 2006. In addition, as long as the operating partnership maintains an unsecured debt rating of BBB-/ Baa3 or better, the agreement contains a competitive bid option, whereby the lenders may bid on the interest rate to be charged for up to $150 million of the unsecured line of credit. The operating partnership also has the option to convert the interest rate on this line of credit to the higher of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%. As of December 31, 2002, there was approximately $208.6 million outstanding on this line of credit and approximately $111.4 million was available for additional borrowings.

      During the fourth quarter of 2002, our operating partnership entered into interest rate swap agreements totaling $175 million that fixed the floating interest rates on $50 million of its unsecured line of credit and all of its $125 million unsecured term loan. This has decreased our interest rate exposure by approximately 50%, from 22% of total indebtedness as of September 30, 2002 to approximately 11% at December 31, 2002. As a result of these transactions, $50 million of our operating partnership’s line of credit will now bear interest at 4.06% through the maturity of the line in April of 2006 and its $125 million term loan will now bear interest at 3.64% in 2003, 4.18% in 2004, 4.75% in 2005 and 4.9% from January through June of 2006.

      Following is a summary of scheduled principal payments for our total debt outstanding as of December 31, 2002 ($000’s):

Year Ended
December 31,	Amount

2003	$5,461
2004	307,062
2005	207,678
2006	223,649
2007	158,681
Thereafter	499,773

$1,402,304

 6. Stockholders’ Equity

      A common operating partnership unit, or common OP Unit, and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the operating partnership. A common OP Unit may be redeemed for cash or, at our election, for shares of common stock on a one-for-one basis.

      During the year ended December 31, 2002, we redeemed an aggregate of 121,875 common OP units of the operating partnership for shares of our common stock.

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

      On February 28, 2002 we issued a total of 182,500 restricted stock awards to several key executive officers. Holders of these shares have full voting rights and will receive any dividends paid but are prohibited from selling or transferring unvested shares. Of the 182,500 restricted shares awarded, 15,500 shares vest equally over three years and 167,000 shares vest equally over ten years. The fair market value on the date of the grant for these restricted shares was $25.70 per share. On July 15, 2002, each non-employee director was granted 1,000 shares of restricted stock under our Stock Option and Incentive Plan as part of their annual compensation. The fair market value on the date of the grant for these restricted shares was $25.09 per share. These restricted stock awards will vest equally on the anniversary date of the awards over five years.

      We recorded deferred compensation charges totaling approximately $4.8 million during 2002 for the grants described above based on the market value of these shares on the date of award and will amortize the compensation charges to expense on a straight-line basis over the respective vesting periods.

      On July 24, 2002 our Board of Directors authorized a common stock repurchase program pursuant to which we are authorized to purchase up to $75 million of our common stock over the following 12 months. As part of this repurchase program, we acquired 1,796,000 shares of our common stock at an average price of approximately $22.66 per share during the year ended December 31, 2002.

      On December 11, 2002, we declared a quarterly dividend of $0.505 per share to stockholders of record on December 31, 2002. This dividend was paid on January 22, 2003. We declared dividends of $2.02 per common share for the year ended December 31, 2002.

 7. Commitments and Contingencies

  Capital Commitments

      As of December 31, 2002, we had approximately $3.9 million outstanding in capital commitments related to tenant improvements, renovation costs and general property-related capital expenditures.

  Litigation

      We are presently subject to various lawsuits, claims and proceedings of a nature considered normal to our ordinary course of business. We expect most of these legal proceedings to be covered by our liability insurance. The most significant of these contingencies not covered by insurance is described below.

      In December 2001, the owner of the entertainment center at our Howard Hughes Center project asserted a claim against us for indemnification arising out of a Los Angeles Superior Court judgment against them, which invalidated a transfer of in-lieu credits that Arden Realty made in August of 1999 as part of our sale of the land for the entertainment center. The value of these in-lieu credits was approximately $6.0 million and were transferred to satisfy certain Transportation Impact Assessment fees related to the entertainment center. On January 17, 2003 the California Court of Appeal reversed the Superior Court’s Judgment, rendering the indemnification claim moot. On January 23, 2003, the plaintiff in the original lawsuit filed a petition for rehearing with the California Court of Appeal. On February 8, 2003, the California Court of Appeal denied the petition for rehearing.

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

      We generally do not require collateral or other security from our tenants, other than security deposits or letters of credit.

 8. Related Party Transactions

  Promissory Notes Receivable from Officers

      In March 2002, Mr. Andrew Sobel, our Executive Vice President – Strategic Planning and Operations, replaced a note due to us in the amount of $194,936 bearing interest at 6.56% per annum that matured in February of 2002 with a new note for the same principal amount bearing interest at LIBOR + 1.10% per annum and maturing in March 2007.

      On July 19, 2001 and September 28, 2001, four officers executed promissory notes totaling approximately $416,000 primarily for the purpose of meeting payroll taxes due upon the vesting of stock grants. These notes mature between July 19, 2006 and September 28, 2011 and bear interest at an annual rate of between 5.75% and 6.00%. In February 2002, two of these notes to us totaling approximately $125,000 were repaid in full, including accrued interest. The remaining loans are personally guaranteed by the respective officers and are included as part of other receivables in our balance sheet at December 31, 2002.

 9. Revenue from Rental Operations and Property Operating Expenses

      Revenue from rental operations and property operating expenses for the years ended December 31, 2002, 2001 and 2000 are summarized as follows ($000’s):

	2002	2001	2000

Revenue From Rental Operations:
Scheduled Rents	$352,682	$343,224	$317,413
Straight-line Rents	5,348	9,120	7,920
Tenant reimbursements	24,968	22,683	16,454
Parking, net of expenses	20,814	21,256	17,575
Other rental operations	8,242	18,202	21,260

	412,054	414,485	380,622

Property Operating Expenses:
Repairs and maintenance	39,422	36,151	34,874
Utilities	35,726	33,579	29,598
Real estate taxes	29,921	29,089	26,362
Insurance	8,116	5,685	4,171
Ground rent	895	1,885	1,214
Administrative	15,643	14,697	13,293

	129,723	121,086	109,512

	$282,331	$293,399	$271,110

10. Earnings Per Share

      The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share amounts):

	2002	2001	2000

Income from continuing operations	$68,758	$96,301	$95,508
Discontinued operations net of minority interest	1,417	1,458	1,202

Net income	$70,175	$97,759	$96,710

Weighted average shares – basic	64,151	63,754	63,408
Weighted average diluted stock options	200	260	190

Weighted average shares – diluted	64,351	64,014	63,598

Basic net income per common share:
Income from continuing operations	$1.07	$1.51	$1.51
Income from discontinued operations	0.02	0.02	0.02

Net income per common share-basic	$1.09	$1.53	$1.53

Diluted net income per common share:
Income from continuing operations	$1.07	$1.51	$1.50
Income from discontinued operations	0.02	0.02	0.02

Net income per common share-diluted	$1.09	$1.53	$1.52

      See discussion of discontinued operations in footnote 3 above.

11. Stock Option Plan

      Prior to December 31, 2002 we elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for our employee and directors stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of employee and director stock options we granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. As discussed in footnote 2 above, beginning on January 1, 2003 we will account for our stock options issued to employees and directors after such date under the provisions of SFAS 148.

      We established a stock option plan for the purpose of attracting and retaining executive officers, directors and other key employees. As of December 31, 2002, 6,500,000 of our authorized shares of common stock have been reserved for issuance under that plan.

      All holders of the above options have a ten-year period to exercise such options and all options were granted at exercise prices equal to the market prices at the date of the grant.

      Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if we had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rate of 4.28%, 4.39% and 6.13%, dividend yield of 7.80%, 7.60% and 7.75% and a volatility factor of the expected market price of our common stock of .190, .191 and .198. The weighted average expected life of the options is approximately seven years.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Our pro forma information for the years ended December 31, 2002, 2001 and 2000 follows (in thousands, except earnings per share information):

	2002	2001	2000

Net income available to common stockholders	$70,175	$97,759	$96,710
Stock based employee compensation costs assuming fair value method	1,477	2,099	4,444

Pro forma net income	$68,698	$95,660	$92,266

Pro forma net income per share — diluted	$1.07	$1.49	$1.45

      A summary of Arden Realty’s stock option activity, and related information for the years ended December 31, 2002, 2001 and 2000 follows:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000s)	Price	(000s)	Price	(000s)	Price

Outstanding, beginning of period	4,724	$24.43	4,396	$24.29	3,599	$23.96
Granted	164	25.60	381	26.80	1,367	25.05
Exercised	(424)	21.40	(21)	21.89	—	—
Forfeited	(275)	25.68	(32)	24.43	(570)	24.72

Outstanding at end of year	4,189	$24.33	4,724	$24.43	4,396	$24.29

Exercisable at end of the period	3,401	$24.87	3,338	$24.58	2,514	$24.84

Weighted-average fair value of options granted	$1.66		$1.49		$2.13

      Exercise prices for options outstanding as of December 31, 2002 ranged from $19.13 to $32.25. The weighted average remaining contractual life of those options is 6 years.

12. Employee Retirement Savings Plan

      Effective June 12, 1997, we adopted a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Internal Revenue Code. The plan provides for matching contributions by us, which amounted to approximately $844,000 in 2002, $803,000 in 2001 and $517,000 in 2000. Plan participants are immediately vested in their contributions and are vested equally over four years in matching contributions by us.

13. Subsequent Event

      On January 28, 2003, we issued a total of 81,500 restricted stock awards to several key officers. Of the 81,500 restricted shares awarded, 48,000 shares vest equally over five years and 33,500 vest after three years (cliff vesting). We recorded a deferred compensation charge of approximately $1.7 million based on the market value of these shares on the date of award and will amortize the compensation expense on a straight-line basis over the respective vesting periods.

      On March 11, 2003, we declared a first quarter dividend of $0.505 per share to stockholders of record on March 31, 2003 (unaudited).

      On March 11, 2003, we sold an approximate 140,000 square foot office property located in West Hollywood, California for approximately $32.5 million. This property was classified as held for disposition in our balance sheet at December 31, 2002. The net proceeds from this disposition were used to reduce the outstanding balance on the Wells Fargo unsecured line of credit (unaudited).

14. Quarterly Results

      Following is a quarterly summary of our revenue and expenses for the years ended December 31, 2002, 2001 and 2000. Revenue and expenses may fluctuate significantly from quarter to quarter due to our development, renovation, acquisition and sales activity (unaudited).

	For the Quarter Ended (in thousands, except share amounts)

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

Revenue	$101,197	$101,594	$103,335	$105,928
Property operating expenses	(29,877)	(30,544)	(34,559)	(34,743)
General and administrative	(2,960)	(2,951)	(3,323)	(3,932)
Interest expense	(21,397)	(21,584)	(22,403)	(23,132)
Depreciation and amortization	(26,061)	(28,548)	(27,339)	(28,254)
Interest and other income	540	512	524	966
Gain on sale of properties	1,192	81	—	694
Minority interests	(1,666)	(1,536)	(1,469)	(1,527)
Discontinued operations, net of minority interest	385	383	347	302

Net Income	$21,353	$17,407	$15,113	$16,302

Net income per share:
Basic	$0.33	$0.27	$0.23	$0.26

Diluted	$0.33	$0.27	$0.23	$0.26

	For the Quarter Ended (in thousands, except share amounts)

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

Revenue	$102,134	$101,973	$104,773	$105,605
Property operating expenses	(29,496)	(28,912)	(31,628)	(31,050)
General and administrative	(2,866)	(2,716)	(2,505)	(4,056)
Interest expense	(21,158)	(21,081)	(20,819)	(21,137)
Depreciation and amortization	(23,871)	(23,873)	(25,692)	(27,339)
Interest and other income	861	764	706	610
Gain on sale of properties	—	3,551	24	1,016
Minority interests	(1,885)	(2,020)	(1,861)	(1,751)
Discontinued operations, net of minority interest	354	331	491	282

Net Income	$24,073	$28,017	$23,489	$22,180

Net income per share:
Basic	$0.38	$0.44	$0.37	$0.35

Diluted	$0.38	$0.44	$0.37	$0.35

	For the Quarter Ended (in thousands, except share amounts)

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000

Revenue	$88,763	$91,736	$98,121	$102,002
Property operating expenses	(25,045)	(26,366)	(29,152)	(28,949)
General and administrative	(1,821)	(1,838)	(2,297)	(3,380)
Interest expense	(17,852)	(18,770)	(20,345)	(21,439)
Depreciation and amortization	(19,944)	(20,669)	(22,298)	(23,036)
Interest and other income	855	770	948	954
Gain on sale of property	—	—	—	2,132
Minority interest	(1,862)	(1,817)	(1,910)	(1,983)
Discontinued operations, net of minority interest	397	152	305	348

Net income	$23,491	$23,198	$23,372	$26,649

Net income per share:
Basic	$0.37	$0.37	$0.37	$0.42

Diluted	$0.37	$0.37	$0.37	$0.42

15. Schedule of Commercial Properties and Accumulated Depreciation

December 31, 2002
(in thousands, except square foot data)

		Initial Costs		Basis Step Up

			Buildings		Buildings	Costs Capitalized
	Square		and		and	Subsequent to
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)

Century Park Center	243,404	$7,189	$16,742	$—	$—	$12,559
Beverly Atrium	59,650	4,127	11,513	110	328	2,859
Woodland Hills	224,955	6,566	14,754	365	880	7,624
222 South Harbor	175,391	515	11,199	94	2,075	4,356
425 West Broadway	71,589	1,500	4,436	305	918	2,975
1950 Sawtelle	103,106	1,988	7,263	—	—	3,031
Bristol Plaza	84,014	1,820	3,380	257	485	2,587
16000 Ventura	174,841	1,700	17,189	185	1,929	4,871
5000 East Spring	163,358	—	11,658	—	424	4,188
70 South Lake	100,133	1,360	9,097	—	—	3,091
Westwood Terrace	135,943	2,103	16,850	—	—	3,286
Westlake – 5601 Lindero	105,830	2,576	6,067	—	—	3,322
6100 Wilshire	202,704	1,200	19,902	—	—	5,851
Calabasas Commerce Center	126,771	1,262	9,725	—	—	1,748
Long Beach Airport—DF&G	272,013	—	14,452	—	—	560
Skyview Center	391,675	6,514	33,701	—	—	7,494
400 Corporate Pointe	164,598	3,382	17,527	75	390	4,237
5832 Bolsa	49,355	690	3,526	15	80	1,622
9665 Wilshire	158,684	6,697	22,230	139	473	9,939
701 B Street	540,413	3,722	35,184	64	625	13,765
100 Broadway	191,727	4,570	15,255	—	—	2,580
Norwalk	122,175	4,508	5,532	—	—	4,347
303 Glenoaks	175,289	6,500	18,132	—	—	3,780
10351 Santa Monica	96,251	3,080	7,906	—	—	1,963
2730 Wilshire	55,080	3,515	5,944	—	—	155

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Costs

		Buildings
		and		Accumulated			Year Built/
	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated

Century Park Center	$7,189	$29,301	$36,490	$7,399	$—		1972/94
Beverly Atrium	4,237	14,700	18,937	3,484	5,268	(3)	1989
Woodland Hills	6,931	23,258	30,189	6,554	14,564	(3)	1972/95
222 South Harbor	609	17,630	18,239	4,815	8,914	(3)	1986/91
425 West Broadway	1,805	8,329	10,134	2,192	4,734	(3)	1984
1950 Sawtelle	1,988	10,294	12,282	2,635	6,855	(3)	1988/95
Bristol Plaza	2,077	6,452	8,529	1,866	4,082	(3)	1982
16000 Ventura	1,885	23,989	25,874	5,661	11,634	(3)	1980/96
5000 East Spring	—	16,270	16,270	3,836	—		1989/95
70 South Lake	1,360	12,188	13,548	2,756	6,677	(3)	1982/94
Westwood Terrace	2,103	20,136	22,239	4,285	—		1988
Westlake – 5601 Lindero	2,576	9,389	11,965	2,131	6,225	(3)	1989
6100 Wilshire	1,200	25,753	26,953	5,752	11,566	(3)	1986
Calabasas Commerce Center	1,262	11,473	12,735	2,315	8,103	(3)	1990
Long Beach Airport—DF&G	—	15,012	15,012	2,718	—		1987/95
Skyview Center	6,514	41,195	47,709	8,426	27,604	(3)	1981/87/95
400 Corporate Pointe	3,457	22,154	25,611	4,340	15,583	(3)	1987
5832 Bolsa	705	5,228	5,933	1,209	2,675	(3)	1985
9665 Wilshire	6,836	32,642	39,478	6,325	—		1972/92/93
701 B Street	3,786	49,574	53,360	11,962	—		1982/96
100 Broadway	4,570	17,835	22,405	3,056	15,120	(3)	1987/96
Norwalk	4,508	9,879	14,387	2,149	7,186	(3)	1978/94
303 Glenoaks	6,500	21,912	28,412	3,921	13,104	(3)	1983/96
10351 Santa Monica	3,080	9,869	12,949	1,797	5,541	(3)	1984
2730 Wilshire	3,515	6,099	9,614	1,359	4,679	(3)	1985

		Initial Costs		Basis Step Up

			Buildings		Buildings	Costs Capitalized
	Square		and		and	Subsequent to
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)

Grand Avenue Plaza (1970)	81,448	620	2,832	—	—	3,804
Burbank Executive Plaza	60,395	1,100	4,384	—	—	10,532
California Federal Building	81,243	1,500	5,981	—	—	(5,985)
Center Promenade	174,837	2,310	9,266	—	—	3,765
Los Angeles Corporate Center	389,293	26,781	15,139	—	—	12,356
5200 West Century	310,910	2,080	9,360	—	—	21,203
15250 Ventura	110,641	2,560	10,257	—	—	3,977
10350 Santa Monica	42,292	861	3,456	—	—	966
535 N. Brand Blvd	109,187	1,600	8,427	—	—	12,991
10780 Santa Monica	92,486	2,625	7,997	—	—	2,274
4900 California	155,189	4,680	14,877	—	—	3,232
Whittier	135,415	3,575	10,798	—	—	2,196
Clarendon Crest	43,063	1,300	3,951	—	—	1,127
Noble Professional Center	51,828	1,657	5,096	—	—	1,086
South Bay Centre	202,830	4,775	14,365	—	—	4,119
8383 Wilshire	417,463	13,570	45,505	—	—	12,315
Parkway Center I	61,333	1,480	5,941	—	—	1,094
Centerpointe La Palma	597,550	16,011	64,400	—	—	7,457
299 N. Euclid	73,522	1,050	6,110	—	—	5,576
2800 28th Street	103,506	2,937	9,063	—	—	3,295
1000 Town Center	107,656	2,800	11,260	—	—	1,295
Mariner Court	105,436	2,350	9,461	—	—	1,867
Pacific Gateway II	223,731	6,287	19,191	—	—	6,139
1821 Dyer	115,061	1,808	5,474	—	—	4,499
Crown Cabot Financial	172,900	7,056	21,360	—	—	8,458
120 S. Spalding	60,656	2,775	8,544	—	—	6,111
South Bay Tech	104,815	1,600	4,782	—	—	1,200
1370 Valley Vista	84,081	2,698	8,141	—	—	1,601

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Costs

		Buildings
		and		Accumulated			Year Built/
	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated

Grand Avenue Plaza (1970)	620	6,636	7,256	1,634	5,805	(3)	1980
Burbank Executive Plaza	1,100	14,916	16,016	3,149	4,188	(3)	1983
California Federal Building	1,500	(4)	1,496	—	4,188	(3)	1978
Center Promenade	2,310	13,031	15,341	2,517	—		1982
Los Angeles Corporate Center	26,781	27,495	54,276	6,595	21,043	(3)	1984/86
5200 West Century	2,080	30,563	32,643	6,487	—		1982/98/99
15250 Ventura	2,560	14,234	16,794	2,663	—		1970/90-91
10350 Santa Monica	861	4,422	5,283	779	2,280	(3)	1979
535 N. Brand Blvd	1,600	21,418	23,018	3,356	—		1973/92/1999
10780 Santa Monica	2,625	10,271	12,896	1,932	—		1984
4900 California	4,680	18,109	22,789	3,510	—		1983
Whittier	3,575	12,994	16,569	2,286	—		1982
Clarendon Crest	1,300	5,078	6,378	731	3,178	(3)	1990
Noble Professional Center	1,657	6,182	7,839	1,120	3,580	(3)	1985/93
South Bay Centre	4,775	18,484	23,259	3,354	12,978	(3)	1984
8383 Wilshire	13,570	57,820	71,390	10,638	—		1971/93
Parkway Center I	1,480	7,035	8,515	1,328	5,029	(3)	1992/95
Centerpointe La Palma	16,011	71,857	87,868	12,328	33,832	(3)	1986/88/90
299 N. Euclid	1,050	11,686	12,736	2,418	—		1983
2800 28th Street	2,937	12,358	15,295	2,263	—		1979
1000 Town Center	2,800	12,555	15,355	1,977	—		1989
Mariner Court	2,350	11,328	13,678	2,162	6,959	(3)	1989
Pacific Gateway II	6,287	25,330	31,617	5,047	—		1982/90
1821 Dyer	1,808	9,973	11,781	1,701	—		1980/88
Crown Cabot Financial	7,056	29,818	36,874	5,169	—		1989
120 S. Spalding	2,775	14,655	17,430	3,306	8,299	(3)	1984
South Bay Tech	1,600	5,982	7,582	912	—		1984
1370 Valley Vista	2,698	9,742	12,440	1,678	5,532	(3)	1988

		Initial Costs		Basis Step Up

			Buildings		Buildings	Costs Capitalized
	Square		and		and	Subsequent to
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)

Foremost Professional Plaza	60,534	2,049	6,196	—	—	1,035
Northpoint	104,235	1,800	20,272	—	—	1,794
Pennsfield Plaza	21,202	800	2,383	—	—	341
Conejo Business Center	69,017	2,489	7,359	—	—	1,164
Marin Corporate Center	51,360	1,956	5,915	—	—	885
145 South Fairfax	53,994	1,825	5,551	—	—	1,486
Bernardo Regency	47,916	1,625	4,937	—	—	1,239
City Centre	302,519	8,250	24,951	—	—	4,446
Wilshire Pacific Plaza	100,122	3,750	11,317	—	—	3,492
Glendale Corporate Center	108,209	2,750	12,734	—	—	2,078
World Savings Center	469,115	—	110,382	—	—	15,680
Beverly Sunset Medical Plaza	139,711	7,180	21,666	—	—	8,248
Sunset Point Plaza	58,105	2,075	6,362	—	—	1,136
Activity Business Center	167,045	3,650	11,303	—	—	1,727
Westlake Gardens	49,639	1,831	5,550	—	—	2,597
9100 Wilshire Boulevard	326,227	16,250	48,950	—	—	9,641
Westwood Center	313,000	3,159	24,920	—	—	83,251
1919 Santa Monica	43,796	2,580	7,772	—	—	809
600 Corporate Pointe	273,339	8,575	35,325	—	—	6,172
150 East Colorado Boulevard	61,168	1,988	5,841	—	—	2,046
5161 Lankershim	178,317	5,016	25,568	—	—	4,572
1501 Hughes Way	77,060	1,348	4,058	—	—	3,279
3901 Via Oro	53,195	692	2,081	—	—	1,765
Huntington Beach Plaza	52,186	1,109	3,317	—	—	968

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Costs

		Buildings
		and		Accumulated			Year Built/
	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated

Foremost Professional Plaza	2,049	7,231	9,280	1,210	—		1992
Northpoint	1,800	22,066	23,866	3,456	—		1991
Pennsfield Plaza	800	2,724	3,524	251	—		1989
Conejo Business Center	2,489	8,523	11,012	811	4,003		1991
Marin Corporate Center	1,956	6,800	8,756	623	2,850		1986
145 South Fairfax	1,825	7,037	8,862	1,019	3,952		1984
Bernardo Regency	1,625	6,176	7,801	967	—		1986
City Centre	8,250	29,397	37,647	4,297	—		1982
Wilshire Pacific Plaza	3,750	14,809	18,559	2,793	—		1976/87
Glendale Corporate Center	2,750	14,812	17,562	2,391	—		1985
World Savings Center	—	126,062	126,062	19,417	—		1983
Beverly Sunset Medical Plaza	7,180	29,914	37,094	4,554	—		1963/92-95
Sunset Point Plaza	2,075	7,498	9,573	1,170	3,452	(3)	1988
Activity Business Center	3,650	13,030	16,680	2,002	7,580		1987
Westlake Gardens	1,831	8,147	9,978	2,140	—		1998
9100 Wilshire Boulevard	16,250	58,591	74,841	10,182	—		1971/90
Westwood Center	3,159	108,171	111,330	6,146	—		1965/2000
1919 Santa Monica	2,580	8,581	11,161	1,227	3,724	(3)	1991
600 Corporate Pointe	8,575	41,497	50,072	6,527	17,692	(3)	1989
150 East Colorado Boulevard	1,988	7,887	9,875	1,232	4,843	(3)	1979/97
5161 Lankershim	5,016	30,140	35,156	4,817	13,573	(3)	1985/97
1501 Hughes Way	1,348	7,337	8,685	1,431	—		1983/97
3901 Via Oro	692	3,846	4,538	1,431	—		1986/97
Huntington Beach Plaza	1,109	4,285	5,394	635	1,509	(3)	1984/96

		Initial Costs		Basis Step Up

			Buildings		Buildings	Costs Capitalized
	Square		and		and	Subsequent to
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)

Fountain Valley Plaza	107,252	2,949	9,377	—	—	2,033
3300 Irvine Avenue	74,224	2,215	6,697	—	—	1,570
Von Karman Corporate Center	451,477	11,513	34,783	—	—	10,553
1503 South Coast	60,605	1,570	4,731	—	—	1,171
625 The City	139,806	4,792	14,470	—	—	2,390
Orange Financial Center	305,439	10,379	34,415	—	—	8,192
Lambert Office Plaza	32,807	1,095	3,296	—	—	810
Carlsbad Corporate Center	125,000	3,722	15,061	—	—	4,937
Balboa Corporate Center	69,890	2,759	8,303	—	—	(117)
Panorama Corporate Center	133,149	6,512	19,593	—	—	463
Ruffin Corporate Center	45,059	1,766	5,315	—	—	(29)
Skypark Office Plaza	202,164	5,733	21,608	—	—	2,807
Governor Park Plaza	104,065	3,382	10,177	—	—	3,292
5120 Shoreham	37,759	1,224	4,073	—	—	1,120
Morehouse Tech Center	181,207	6,841	21,067	—	—	3,475
Torreyana Science Park	81,204	5,035	15,148	—	—	363
Waples Tech Center	28,119	1,010	3,027	—	—	703
10251 Vista Sorrento	69,386	1,839	7,202	—	—	225
Camarillo Business Park	154,216	3,522	10,602	—	—	4,273
Centrelake Plaza	110,763	1,570	9,473	—	—	3,291
Chicago Avenue Business Park	47,482	1,223	3,687	—	—	931
Havengate Center	80,557	1,913	5,759	—	—	2,646

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Costs

		Buildings
		and		Accumulated			Year Built/
	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated

Fountain Valley Plaza	2,949	11,410	14,359	2,065	4,833	(3)	1982
3300 Irvine Avenue	2,215	8,267	10,482	1,452	3,244	(3)	1981/97
Von Karman Corporate Center	11,513	45,336	56,849	8,226	19,108	(3)	1981/84
1503 South Coast	1,570	5,902	7,472	781	2,262	(3)	1979/97
625 The City	4,792	16,860	21,652	2,865	7,055	(3)	1985/97
Orange Financial Center	10,379	42,607	52,986	7,058	18,184	(3)	1985/95
Lambert Office Plaza	1,095	4,106	5,201	701	—		1986/97
Carlsbad Corporate Center	3,722	19,998	23,720	2,323	9,327	(3)	1996
Balboa Corporate Center	2,759	8,186	10,945	1,034	5,831	(3)	1990
Panorama Corporate Center	6,512	20,056	26,568	2,596	12,833	(3)	1991
Ruffin Corporate Center	1,766	5,286	7,052	675	3,480	(3)	1990
Skypark Office Plaza	5,733	24,415	30,148	3,621	—		1986
Governor Park Plaza	3,382	13,469	16,851	2,173	5,026	(3)	1986
5120 Shoreham	1,224	5,193	6,417	889	3,033	(3)	1984
Morehouse Tech Center	6,841	24,542	31,383	3,720	—		1984
Torreyana Science Park	5,035	15,511	20,546	2,022	9,500	(3)	1980/97
Waples Tech Center	1,010	3,730	4,740	664	—		1990
10251 Vista Sorrento	1,839	7,427	9,266	971	3,882	(3)	1981/95
Camarillo Business Park	3,522	14,875	18,397	3,026	8,464	(3)	1984/97
Centrelake Plaza	1,570	12,764	14,334	2,225	—		1989
Chicago Avenue Business Park	1,223	4,618	5,841	647	—		1986
Havengate Center	1,913	8,405	10,318	1,440	—		1985

		Initial Costs		Basis Step Up

			Buildings		Buildings	Costs Capitalized
	Square		and		and	Subsequent to
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)

HDS Plaza	104,178	2,604	7,838	—	—	1,394
5702 Bolsa	27,731	589	1,775	—	—	99
5672 Bolsa	11,968	254	767	—	—	188
5632 Bolsa	21,568	458	1,381	—	—	55
Huntington Commerce Center	67,551	992	2,997	—	—	575
Savi Tech Center	341,446	8,280	24,911	—	—	3,210
Yorba Linda Business Park	167,142	2,629	7,913	—	—	999
Cymer Technology Center	155,612	5,446	16,387	—	—	2,519
Poway Industrial	112,000	1,876	5,646	—	—	194
10180 Scripps Ranch	43,560	1,165	3,507	—	—	216
Via Frontera	77,920	1,792	5,391	—	—	1,086
Westridge	48,955	1,807	5,591	—	—	728
Tower Plaza Retail	133,481	4,531	13,660	—	—	1,438
6060 Center Drive	241,928	1,990	—	2,310	—	60,250
Howard Hughes – Spectrum Club	36,959	2,500	7,500	—	—	36
6080 Center Drive	287,148	1,990	—	3,092	—	72,300
Univision – 5999 Center Drive	161,650	—	—	1,529	—	42,266
11075 Santa Monica	35,696	1,225	3,746	—	—	1,470
Continental Grand Plaza	235,926	7,125	40,451	—	—	6,445
Calabasas Tech	273,526	11,513	34,591	—	—	6,460
Oceangate Tower	210,907	3,080	20,386	—	—	3,864
Lyons Plaza	61,203	2,078	6,267	—	—	1,138
Genesee Executive Plaza	155,820	6,750	20,178	—	—	3,578
Solar Drive Business Center	125,132	4,250	12,770	—	—	1,278
91 Freeway Center	93,277	2,900	9,179	—	—	1,614
601 S. Glenoaks	72,524	2,450	7,519	—	—	914

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Costs

		Buildings
		and		Accumulated			Year Built/
	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated

HDS Plaza	2,604	9,232	11,836	1,486	—		1987
5702 Bolsa	589	1,874	2,463	256	941	(3)	1987/97
5672 Bolsa	254	955	1,209	223	330	(3)	1987
5632 Bolsa	458	1,436	1,894	188	845	(3)	1987
Huntington Commerce Center	992	3,572	4,564	558	1,555	(3)	1987
Savi Tech Center	8,280	28,121	36,401	4,001	14,728	(3)	1989
Yorba Linda Business Park	2,629	8,912	11,541	1,337	4,170	(3)	1988
Cymer Technology Center	5,446	18,906	24,352	2,319	10,918	(3)	1986
Poway Industrial	1,876	5,840	7,716	773	3,492	(3)	1991/96
10180 Scripps Ranch	1,165	3,723	4,888	485	1,997	(3)	1978/96
Via Frontera	1,792	6,477	8,269	1,010	2,875	(3)	1982/97
Westridge	1,807	6,319	8,126	1,028	2,972	(3)	1984/96
Tower Plaza Retail	4,531	15,098	19,629	2,126	—		1970/97
6060 Center Drive	4,300	60,250	64,550	3,669	—		2000
Howard Hughes – Spectrum Club	2,500	7,536	10,036	865	—		1993
6080 Center Drive	5,082	72,300	77,382	2,217	—		2002
Univision – 5999 Center Drive	1,529	42,266	43,795	1,156	—		2001
11075 Santa Monica	1,225	5,216	6,441	1,021	—		1983
Continental Grand Plaza	7,125	46,896	54,021	7,644	27,179	(3)	1986
Calabasas Tech	11,513	41,051	52,564	6,256	—		1990/2001
Oceangate Tower	3,080	24,250	27,330	3,721	—		1971/93/94
Lyons Plaza	2,078	7,405	9,483	1,020	—		1990
Genesee Executive Plaza	6,750	23,756	30,506	3,413	16,623	(3)	1984
Solar Drive Business Center	4,250	14,048	18,298	1,854	—		1982
91 Freeway Center	2,900	10,793	13,693	1,747	—		1986/97
601 S. Glenoaks	2,450	8,433	10,883	1,048	5,784	(3)	1990

		Initial Costs		Basis Step Up

			Buildings		Buildings	Costs Capitalized
	Square		and		and	Subsequent to
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)

Tourney Pointe	219,991	6,047	21,334	—	—	11,650
Hillside Corporate Center	59,876	2,213	7,336	—	—	2,129
Westlake Gardens II	48,874	1,832	5,493	—	—	1,904
Howard Hughes Tower	313,833	5,830	47,170	—	—	10,083
2001 Wilshire Blvd	101,125	5,007	14,893	—	—	815
Carmel Valley Centre	107,197	4,900	23,416	—	—	29
Carmel View Office Plaza	77,460	3,100	9,377	—	—	220
Crossroads	133,566	3,950	12,860	—	—	37
Governor Executive Center	52,195	1,500	9,707	—	—	46
Gateway Towers	432,894	5,585	57,128	—	—	1,244

	19,132,176	$483,079	$1,836,221	$8,540	$8,607	$708,761

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Costs

		Buildings
		and		Accumulated		Year Built/
	Land	Improvements	Total	Depreciation(1)	Encumbrances	Renovated

Tourney Pointe	6,047	32,984	39,031	3,515	—	1985/98/2000
Hillside Corporate Center	2,213	9,465	11,678	1,225	—	1998
Westlake Gardens II	1,832	7,397	9,229	1,119	—	1999
Howard Hughes Tower	5,830	57,253	63,083	7,121	—	1987
2001 Wilshire Blvd	5,007	15,708	20,715	1,511	—	1980
Carmel Valley Centre	4,900	23,445	28,345	168	—	1987/89
Carmel View Office Plaza	3,100	9,597	12,697	70	—	1985
Crossroads	3,950	12,897	16,847	92	—	1979
Governor Executive Center	1,500	9,753	11,253	71	—	1988
Gateway Towers	5,585	58,372	63,957	412	—	1984/86

	$491,619	$2,553,589	$3,045,208	$392,611	$570,654

(1)	The depreciable life for buildings and improvements ranges from ten to forty seven years. Tenant improvements and leasing costs are depreciated over the remaining term of the lease.

(2)	Amounts shown net of write-offs of fully depreciated assets and include total capitalized interest of $51.2 million.

(3)	All of these properties are collateral for our $552.3 million mortgage financings. The encumbrance allocated to an individual property is based on the related individual release price.

ARDEN REALTY, INC.

15. Schedule of Commercial Properties and Accumulated Depreciation

      The changes in our investment in commercial properties and related accumulated depreciation for each of the periods in the three years ended December 31, are as follows ($000’s):

	Arden Realty, Inc.

	For the Years Ended December 31

	2002	2001	2000

Commercial Properties:
Balance at beginning of period	$2,797,052	$2,741,681	$2,453,370
Improvements	95,073	78,580	159,163
Disposition of property	(24,094)	(44,773)	(10,078)
Write offs of fully depreciated assets	(24,129)	(21,412)	(13,723)
Acquisition of properties	134,938	—	—
Transfers from (to) properties under development and land available for development	66,368	42,976	152,949

Balance at end of period	$3,045,208	$2,797,052	$2,741,681

Accumulated Depreciation:
Balance at beginning of period	$(307,082)	$(231,499)	$(157,608)
Depreciation for period	(111,022)	(100,789)	(87,126)
Disposition of property	1,982	3,794	531
Write offs of fully depreciated assets	24,129	21,412	13,723
Transfers to (from) properties under development and land available for development	(618)	—	(1,019)

Balance at end of period	$(392,611)	$(307,082)	$(231,499)