Form 10-Q
period 2003-06-30
ARDEN REALTY INC
filed 2003-08-14
CIK 1013794

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

As of August 11, 2003 there were 63,422,180 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

ARDEN REALTY, INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Arden Realty, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30,	December 31,
	2003	2002

	(unaudited)
Assets
Investment in real estate:
Land	$476,034	$476,034
Buildings and improvements	2,167,730	2,164,449
Tenant improvements and leasing commissions	336,178	320,100

	2,979,942	2,960,583
Less: accumulated depreciation and amortization	(424,670)	(381,557)

	2,555,272	2,579,026
Properties under development	69,286	65,296
Land available for development	23,789	23,731
Properties held for disposition, net	—	73,571

Net investment in real estate	2,648,347	2,741,624
Cash and cash equivalents	15,565	4,063
Restricted cash	20,709	20,498
Rent and other receivables, net of allowance of $4,824 and $4,001 at June 30, 2003 and December 31, 2002, respectively	2,004	2,917
Deferred rent	43,557	43,646
Prepaid financing costs, expenses and other assets, net of amortization	22,701	19,661

Total assets	$2,752,883	$2,832,409

Liabilities
Mortgage loans payable	$568,564	$570,654
Unsecured lines of credit	158,000	208,587
Unsecured term loan	125,000	125,000
Unsecured senior notes, net of discount	498,255	498,063
Accounts payable and accrued expenses	54,951	55,705
Security deposits	21,157	20,645
Dividends payable	31,985	31,807

Total liabilities	1,457,912	1,510,461
Minority interest	73,387	74,571
Stockholders’ Equity
Preferred stock, $.01 par value 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 63,335,752 and 62,984,217 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	635	631
Additional paid-in capital	1,238,611	1,260,773
Deferred compensation	(11,985)	(11,259)
Accumulated other comprehensive loss	(5,677)	(2,768)

Total stockholders’ equity	1,221,584	1,247,377

Total liabilities and stockholders’ equity	$2,752,883	$2,832,409

See accompanying notes to consolidated financial statements.

Arden Realty, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Property revenues	$105,171	$99,927	$209,447	$199,628
Property operating expenses	33,614	29,945	65,881	59,228

	71,557	69,982	143,566	140,400
General and administrative expenses	4,225	2,951	7,877	5,911
Interest expense	23,254	21,584	46,289	42,981
Depreciation and amortization	30,049	28,028	59,010	53,608
Interest and other income	(378)	(512)	(510)	(1,052)

Income from continuing operations before gain on sale of properties and minority interest	14,407	17,931	30,900	38,952
Gain on sale of operating properties	—	81	—	1,273

Income from continuing operations before minority interest	14,407	18,012	30,900	40,225
Minority interest	(1,440)	(1,521)	(2,926)	(3,176)

Income from continuing operations	12,967	16,491	27,974	37,049
Discontinued operations, net of minority interest	(85)	916	985	1,711
Gain on sale of discontinued properties	6,021	—	5,382	—

Net income	$18,903	$17,407	$34,341	$38,760

Basic net income per common share:
Income from continuing operations	$0.21	$0.26	$0.44	$0.57
Income from discontinued operations	0.09	0.01	0.10	0.03

Net income per common share – basic	$0.30	$0.27	$0.54	$0.60

Weighted average number of common shares – basic	63,207	64,529	63,124	64,366

Diluted net income per common share:
Income from continuing operations	$0.21	$0.26	$0.44	$0.57
Income from discontinued operations	0.09	0.01	0.10	0.03

Net income per common share – diluted	$0.30	$0.27	$0.54	$0.60

Weighted average number of common shares – diluted	63,436	65,106	63,268	64,836

See accompanying notes to consolidated financial statements.

Arden Realty, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2003	2002

Operating Activities:
Net income	$34,341	$38,760
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest, including discontinued operations	3,086	3,223
Gain on sale of operating properties	—	(1,273)
Gain on sale of discontinued properties	(5,382)	—
Depreciation and amortization, including discontinued operations	59,575	55,205
Amortization of loan costs	1,924	1,901
Non-cash compensation expense	837	560
Changes in operating assets and liabilities:
Rent and other receivables	913	5,537
Deferred rent	89	(3,020)
Prepaid financing costs, expenses and other assets	(3,662)	(599)
Accounts payable and accrued expenses	(3,682)	(5,425)
Security deposits	512	(995)

Net cash provided by operating activities	88,551	93,874

Investing Activities:
Improvements to commercial properties	(40,634)	(58,412)
Proceeds from sale of properties	78,719	21,919

Net cash provided by (used in) investing activities	38,085	(36,493)

Financing Activities:
Proceeds from term loan	—	75,000
Repayments of mortgage loans	(2,090)	(1,370)
Proceeds from unsecured lines of credit	41,500	30,500
Repayments of unsecured lines of credit	(92,087)	(122,500)
Proceeds from issuance of common stock	5,298	6,351
Distributions to preferred operating partnership unit holders	(2,156)	(2,156)
Increase in restricted cash	(211)	(180)
Distributions to minority interests	(1,734)	(1,784)
Dividends paid	(63,654)	(63,932)

Net cash used in financing activities	(115,134)	(80,071)

Net increase (decrease) in cash and cash equivalents	11,502	(22,690)
Cash and cash equivalents at beginning of period	4,063	37,041

Cash and cash equivalents at end of period	$15,565	$14,351

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$47,214	$44,961

See accompanying notes to consolidated financial statements.

Arden Realty, Inc.
Notes to Consolidated Condensed Financial Statements
June 30, 2003
(unaudited)

     1.   Description of Business

          The terms “Arden Realty”, “us”, “we” and “our” as used in this report refer to Arden Realty, Inc. Through our controlling interest in Arden Realty Limited Partnership, or the Operating Partnership, and our other subsidiaries, we own, manage, lease, develop, renovate and acquire commercial office properties located in Southern California. As of June 30, 2003, our portfolio was comprised of 131 primarily suburban office properties, consisting of 217 buildings with approximately 18.9 million net rentable square feet including one development project with approximately 283,000 net rentable square feet currently under lease-up. As of June 30, 2003, excluding the development project, our portfolio was 89.5% occupied.

          The accompanying consolidated condensed financial statements include our accounts, the accounts of the Operating Partnership and our other subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

          The minority interests at June 30, 2003 consist of limited partnership interests in the Operating Partnership of approximately 2.6%, exclusive of ownership interests of the Operating Partnership’s preferred unit holders.

     2.   Summary of Significant Accounting Policies

       Basis of Presentation

          The accompanying consolidated financial statements include the accounts of Arden Realty, Inc., the Operating Partnership, and our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

          We consolidate all entities for which we have controlling financial interest as measured by a majority of the voting interest. For entities in which the controlling financial interest is not clearly indicated by ownership of a majority of the voting interest, we would consolidate those entities that we control by agreement. We also consolidate all variable interest entities for which we are the primary beneficiary.

          Except for minority interests in the Operating Partnership, Arden Realty and the Operating Partnership currently own 100% of all of our consolidated subsidiaries and do not have any unconsolidated investments other than an investment in the securities of a non-publicly traded company. This investment represents approximately 5.6% of the total equity outstanding for this particular company. Because we do not control this company contractually nor exert significant influence over its operating and financial policies, we account for this investment under the cost method of accounting.

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

     3.   New Accounting Standards

          In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires guarantees and indemnification agreements meeting the characteristics described in FIN 45 to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make new disclosures for guarantees, even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements within FIN 45 are effective for 2002 and its adoption is required for 2003 on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the provisions of FIN 45 in 2003. Our adoption of this statement did not have an impact on our consolidated financial statements.

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

          In May 2003, the FASB issued FASB Statement No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 affects the issuer’s accounting for certain types of freestanding financial instruments. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about alternative ways of settling the instruments and capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We will adopt SFAS 150 in the third quarter of 2003 and do not expect its adoption to significantly impact our consolidated financial statements.

     4.   Property Dispositions

          On March 11, 2003, we sold an approximate 140,000 square foot office property located in West Hollywood, California for a gross sales price of approximately $32.5 million.

          On April 11, 2003, we sold four properties totaling approximately 343,000 square feet located in Riverside and San Bernardino counties for a gross sales price of approximately $43.4 million.

          On May 22, 2003, we sold an approximate 33,000 square foot office property located in Orange County for a gross sales price of approximately $5.0 million.

          The net proceeds from these dispositions were used to reduce the outstanding balance on our Wells Fargo unsecured line of credit.

     5.   Outstanding Indebtedness

          A summary of our outstanding indebtedness as of June 30, 2003 and December 31, 2002 is as follows:

			Stated Annual
	June 30,		Interest Rate at		Number of
	2003	December 31,	June 30, 2003	Rate	Properties
Type of Debt	(unaudited)	2002	(unaudited)	Fixed/Floating	Securing Loan	Maturity

	(in thousands)
Mortgage Loans Payable:
Fixed Rate
Mortgage Financing I(1)	$175,000	$175,000	7.52%	Fixed	18	6/04
Mortgage Financing III(2)	135,758	136,100	6.74%	Fixed	22	4/08
Mortgage Financing IV(2)	110,928	111,200	6.61%	Fixed	12	4/08
Mortgage Financing V(2)	107,035	108,153	6.94%	Fixed	12	4/09
Mortgage Financing VI(2)	21,714	21,816	7.54%	Fixed	3	4/09
Activity Business Center(2)	7,497	7,580	8.85%	Fixed	1	5/06
145 South Fairfax(2)	3,931	3,952	8.93%	Fixed	1	1/27
Marin Corporate Center(2)	2,788	2,850	9.00%	Fixed	1	7/15
Conejo Business Center(2)	2,734	2,795	8.75%	Fixed	(Note 3)	7/15
Conejo Business Center(2)	1,179	1,208	7.88%	Fixed	(Note 3)	7/15

	568,564	570,654
Unsecured Lines of Credit:
Floating Rate
Wells Fargo-$310 mm(1)	158,000	208,587	2.91%	LIBOR + 1.00% (Notes 4,5)	—	4/06
City National Bank-$10 mm(1)	—	—	—	Prime Rate – 0.875%	—	8/03

	158,000	208,587
Unsecured Term Loan:
Floating Rate
Wells Fargo-$125 mm(1),(6)	125,000	125,000	3.64%	Fixed (Note 7)	—	6/04
Unsecured Senior Notes:
Fixed Rate
2005 Notes(8)	199,821	199,769	8.88%	Fixed	—	3/05
2007 Notes(8)	149,323	149,245	7.00%	Fixed	—	11/07
2010 Notes(8)	49,724	49,704	9.15%	Fixed	—	3/10
2010 Notes(8)	99,387	99,345	8.50%	Fixed	—	11/10

	498,255	498,063

Total Debt	$1,349,819	$1,402,304

(1)	Requires monthly payments of interest only, with outstanding principal balance due upon maturity.

(2)	Requires monthly payments of principal and interest.

(3)	Both mortgage loans are secured by the Conejo Business Center property.

(4)	This line of credit also has an annual 20 basis points facility fee on the entire $310 million commitment amount.

(5)	In 2002, we entered into interest rate swap agreements that fixed the interest rate on $50 million of the outstanding balance on this line of credit at 4.06% through April 2006.

(6)	This loan has a two-year extension option.

(7)	In 2002, we entered into interest rate swap agreements that fixed the interest rate on the entire balance of this loan at 3.64% in 2003, 4.18% in 2004, 4.75% in 2005 and 4.90% in 2006.

(8)	Requires semi-annual interest payments only, with principal balance due upon maturity.

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

          In June and July of 2003, we also entered into $100 million of forward-starting swaps that effectively fixed the 10-year Treasury rate at an average rate of approximately 3.9% for borrowings that are anticipated to occur in 2004 to refinance some of our scheduled debt maturities. The forward-starting interest rate swaps were entered into at current market rates and, therefore, had no initial cost. The market value of these forward-starting swaps that have a combined notional amount of $50 million at June 30, 2003 was an asset of approximately $400,000 which is netted against accounts payable and accrued liabilities and included in other comprehensive loss.

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

          Under SFAS 133 our interest rate swap agreements are classified as cash flow hedges with their fair value as of June 30, 2003 of approximately $5.7 million reported in accumulated other comprehensive loss on our balance sheet. The estimated fair value of these interest rate swap agreements are dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair value may significantly change during the term of the agreements. Any estimated gain or loss from these agreements will be amortized into earnings as we recognize the interest expense for the underlying floating-rate loans at the fixed interest rate provided under our agreements. If the underlying floating rate loans were to be repaid prior to maturity, we would recognize into interest expense any unamortized gain or loss at the time of such early repayment.

          As of June 30, 2003, we did not have any derivatives that could be designated as fair value hedges.

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

          Our minority interest balance includes $50 million of 8 5/8% Series B Cumulative Redeemable Preferred Operating Partnership Units, or Preferred OP Units. These Preferred OP Units were issued in September of 1999, are callable by us after five years and are exchangeable after ten years by the holder into our 8 5/8% Series B Cumulative Redeemable Preferred Stock, on a one-for-one basis. The Preferred OP Units have no stated maturity or mandatory redemption and are subordinate to all debt.

          On June 12, 2003, we declared a quarterly dividend of $0.505 per share to stockholders of record on June 30, 2003.

     8.   Revenue from Rental Operations and Property Expenses

          Revenue from rental operations and property expenses are summarized as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(unaudited)
Revenue from Rental Operations:
Scheduled cash rents	$90,528	$84,635	$180,754	$169,677
Straight-line rents	337	2,098	948	3,693
Tenant reimbursements	5,999	6,300	13,034	13,185
Parking, net of expenses	5,525	5,186	10,644	10,150
Other rental operations	2,782	1,708	4,067	2,923

	105,171	99,927	209,447	199,628

Property Expenses:
Repairs and maintenance	11,098	9,273	21,519	18,401
Utilities	8,093	7,731	16,126	15,306
Real estate taxes	7,261	7,056	14,769	14,257
Insurance	2,080	2,045	4,205	3,659
Ground rent	322	270	364	338
Administrative	4,760	3,570	8,898	7,267

	33,614	29,945	65,881	59,228

	$71,557	$69,982	$143,566	$140,400

     9.   Stock Option Plan

          Beginning on January 1, 2003, we adopted the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” under which we began expensing the costs of new stock options granted to employees in 2003 in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” We used the Black-Scholes option valuation model to estimate the fair value of the stock options granted in 2003. During the three and six months ended June 30, 2003, we expensed approximately $8,000 and $16,000, respectively, of stock option based employee compensation costs.

          The following table reflects pro forma net income and earnings per share had we elected to expense all options granted prior to 2003 assuming the fair value method and using the Black-Scholes option valuation model (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income available to common stockholders, as reported	$18,903	$17,407	$34,341	$38,760
Stock based employee compensation costs for options granted prior to 2003 assuming fair value method	259	394	523	681

Net income available to common stockholders, as adjusted	$18,644	$17,013	$33,818	$38,079

Earnings per share:
Basic as reported	$0.30	$0.27	$0.54	$0.60

Basic as adjusted	$0.30	$0.26	$0.54	$0.59

Diluted as reported	$0.30	$0.27	$0.54	$0.60

Diluted as adjusted	$0.29	$0.26	$0.53	$0.59

     10.  Commitments and Contingencies

          We are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results of operations. There were no material changes in our legal proceedings during the three months ended June 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          The following discussion relates to our unaudited consolidated financial statements included herein, which should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Form 10-Q and in our 2002 Annual Report on Form 10-K.

          We are a self-administered and self-managed real estate investment trust that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are managed by 7 senior executive officers who have experience in the real estate industry ranging from 12 to 34 years and who collectively have an average of 18 years experience. We perform all property and development management, accounting, finance and acquisition/disposition activities and a majority of our leasing transactions with our staff of approximately 300 employees.

          As of June 30, 2003, we were Southern California’s largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio was comprised of 131 primarily suburban office properties, consisting of 217 buildings with approximately 18.9 million net rentable square feet, including one development project with approximately 283,000 net rentable square feet currently under lease-up. As of June 30, 2003, excluding the development project, our portfolio was 89.5% occupied.

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

Current Economic Climate

          Our short and long-term liquidity, ability to refinance existing indebtedness, ability to issue long-term debt and equity securities at favorable rates and our dividend policy are significantly impacted by the operating results of our properties, all of which are located in Southern California. Our ability to lease available space and increase rates when leases expire is largely dependent on the demand for office space in the markets where our properties are located. We believe current uncertainty over the national and Southern California economic environment is exerting downward pressures on the demand for Southern California commercial office space. We are experiencing continued downward pressures due to several factors including the following:

•	Job growth in Southern California, which we believe to be a leading indicator of office demand in the region, was negative in 2002 as well as in the first six months of 2003 and is largely dependent on improved economic activity;

•	Occupancy and rental rates have decreased in recent months and are expected to decrease further in the coming months due to the state of the local economy and competition from other office landlords;

•	Tenant concessions for new and renewal deals have increased in some submarkets in recent months;

•	Some tenants are under-utilizing their existing space and can therefore expand internally before they need new space;

•	Sublease space is impacting vacancy and rental rates in some submarkets; and

•	Over-building has increased vacancy rates in some submarkets.

These factors have contributed to a decrease in the occupancy of our portfolio from 90.1% as of December 31, 2002 to 89.5% as of June 30, 2003.

          According to published reports, overall market rental rates in Southern California declined 3.5–to–4.0% during the three months ended June 30, 2003. Given the current trends, including the expected continued occupancy pressures and more aggressive pricing for sublease space, we expect market rates will decline by an additional 1–to–2% in the second half of 2003. Concessions also rose during the three months ended June 30, 2003. As occupancy pressures continue, we expect concessions in either free or reduced initial rents or higher tenant improvement allowances to rise.

          The timing and extent of future changes in the national and local economy and their effects on our properties and results of operations are difficult to accurately predict. It is possible, however, that these national and regional issues may more directly affect us and our operating results in the future, making it more difficult for us to lease and renew available space, to increase or maintain rental rates as leases expire and to collect amounts due from our tenants. For additional information, see “Risk Factors – Further declines in the economic activity of Southern California will adversely affect our operating results,” “– The financial condition and solvency of our tenants may reduce our cash flow,” and “– Rising energy costs and power outages in California may have an adverse effect on our operations and revenue,” in our 2002 Annual Report on Form 10-K.

Critical Accounting Policies

          Refer to our 2002 Annual Report on form 10-K for a discussion of our critical accounting policies which include, among other things, revenue recognition, allowance for doubtful accounts and depreciation. There have been no material changes to these policies in 2003.

RESULTS OF OPERATIONS

          Our financial position and operating results primarily relate to our portfolio of commercial properties and income derived from those properties. Therefore, the comparability of financial data from period to period will be affected by the timing of property developments, acquisitions and dispositions.

          Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002
                                 (in thousands, except number of properties and percentages):

	Three Months Ended
	June 30,
				Percent
	2003	2002	Change	Change

	(unaudited)
Total Portfolio:
Revenue from rental operations:
Scheduled cash rents	$90,528	$84,635	$5,893	7%
Straight-line rents	337	2,098	(1,761)	(84)
Tenant reimbursements	5,999	6,300	(301)	(5)
Parking, net of expense	5,525	5,186	339	7
Other rental operations	2,782	1,708	1,074	63

Total revenue from rental operations	105,171	99,927	5,244	5
Property expenses:
Repairs and maintenance	11,098	9,273	1,825	20%
Utilities	8,093	7,731	362	5
Real estate taxes	7,261	7,056	205	3
Insurance	2,080	2,045	35	2
Ground rent	322	270	52	19
Administrative	4,760	3,570	1,190	33

Total property expenses	33,614	29,945	3,669	12

Property Operating Results(1)	71,557	69,982	1,575	2
General and administrative	4,225	2,951	1,274	43
Interest	23,254	21,584	1,670	8
Depreciation and amortization	30,049	28,028	2,021	7
Interest and other income	(378)	(512)	(134)	(26)
Gain on sale of operating properties	—	(81)	(81)	(100)

Income from continuing operations before minority interest	$14,407	$18,012	$(3,605)	(20)%

Discontinued operations, net of minority interest	$(85)	$916	$(1,001)	(109)%

Gain on sale of discontinued properties	$6,021	$—	$6,021

Number of Properties:
Disposed of during period	(5)	(2)
In service at end of period	130	130
Net Rentable Square Feet:
Disposed of during period	(376)	(141)
In service at end of period	18,617	18,042
Same Store Portfolio(2):
Revenue from rental operations	$96,692	$95,704	$988	1%
Property expenses	31,106	29,218	1,888	6%

	$65,586	$66,486	$(900)	(1)%

Straight-line rents	$113	$1,661	$(1,548)

Number of non-development properties	124	124
Average occupancy	89.4%	90.5%
Net rentable square feet	17,526	17,526

(1)	Property Operating Results is commonly used by investors to evaluate the performance of REITs, to determine trends in earnings and to compute the fair value of properties as it is not affected by (1) the cost of funds of the property owner or (2) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with Generally Accepted Accounting Principles, or GAAP. The first factor is commonly eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The second factor is commonly eliminated because it may not accurately represent the actual change in value in real estate properties that results from use or changes in market conditions. We believe that eliminating these costs from net income gives investors an additional measure of operating performance that, when used as an adjunct to net income computed in accordance with GAAP, can be a useful measure of our operating results.

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

The following is a reconciliation of income from continuing operations before gain on sale of properties and minority interest to Property Operating Results (in thousands):

	Three Months Ended June 30,

	2003	2002

Income from continuing operations before gain on sale of properties and minority interest	$14,407	$17,931
Add:
General and administrative expense	4,225	2,951
Interest expense	23,254	21,584
Depreciation and amortization	30,049	28,028
Less:
Interest and other income	(378)	(512)

Property Operating Results	$71,557	$69,982

(2)	Consists of non-development properties classified as part of continuing operations and owned for the entirety of the periods presented.

VARIANCES FOR RESULTS OF OPERATIONS

          Our results of operations for the three months ended June 30, 2003 compared to the same period in 2002 were primarily affected by our acquisitions, dispositions and development activities since April 1, 2002. In addition, our Property Operating Results from period to period were affected by our implementation of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which resulted in the classification of the operating results of some of the properties sold since April 1, 2002 into discontinued operations.

          As a result of these changes within our portfolio of properties since the beginning of 2002, we do not believe the Property Operating Results presented above are comparable from period to period. Therefore, above we also present the Property Operating Results for our same store portfolio.

Revenue from Rental Operations

          The increase in revenue from rental operations for the total portfolio was primarily due to the 800,000 square feet in acquisitions we made in August of 2002, consisting of four properties in San Diego County and one property in Los Angeles County and the placement in service of the 6080 Center Drive development project at the Howard Hughes Center in the fourth quarter of 2002. The revenue from rental operations for the acquisitions and development project were partially offset by a change in our method of estimating tenant reimbursements in 2003 to adjust for quarterly seasonality variations associated with recoverable operating expenses and by the sale of a 61,000 square foot property in April 2002 and an 80,000 square foot property in May 2002, both of which were located in Los Angeles County and which, during the transition into SFAS 144, were not classified as discontinued operations.

          The increase in revenue from rental operations for the same store portfolio was primarily due to an approximate $1.2 million increase in cash rents, a $565,000 million increase in other rental operations and a $522,000 million increase in tenant reimbursements, which were partially offset by a $1.5 million decrease in straight-line rents. The increase in cash rents was primarily related to scheduled rent increases in existing leases that were partially offset by the 1.1% decrease in average occupancy for these properties. The increase in tenant reimbursements was primarily due to increases in operating expenses, as discussed below, partially offset by the timing of prior year reimbursement reconciliations. Straight-line rents decreased primarily due to the decline in occupancy and the turning over of older leases in the same store portfolio.

Property Expenses

          The increase in property expenses for the total portfolio was primarily due to the five properties acquired, the three properties sold that were not classified as discontinued operations and the one property placed in service subsequent to January 1, 2002 described above.

          The increase in property expenses for the same store portfolio was primarily due to an approximate $1.1 million increase in repairs and maintenance and a $1.0 million increase in property administrative expenses. Repairs and maintenance costs increased primarily due to higher contractual costs for janitorial and other contract services as well as the timing of certain projects. Property administrative expense increased primarily due to higher personnel costs, conclusion of the capitalization period for our 6100 Center Drive development project in the second quarter of 2003 and costs associated with training programs implemented in 2003.

General and Administrative

          General and administrative expenses as a percentage of total revenues were approximately 4.0% for the three months ended June 30, 2003, as compared to approximately 3.0% for the same period in 2002. The $1.3 million increase in general and administrative expenses was primarily related to industry-wide increases in directors’ & officers’ insurance rates, higher external accounting and professional fees as well as higher personnel costs as a result of annual merit increases in 2003.

Interest Expense

          Interest expense increased approximately $1.7 million, or 8%, during the three months ended June 30, 2003, as compared to the same period in 2002. This increase was primarily due to increases in borrowings in 2002 for property acquisitions and lower interest capitalized in 2003. Capitalized interest was lower in 2003 as we ceased capitalizing interest on our 6080 Center Drive development property in May 2002 and our 6100 Center Drive development in May 2003. The increases in interest expense were partially offset by lower effective interest rates in 2003.

Depreciation and Amortization

          Depreciation and amortization expense increased by approximately $2.0 million, or 7%, during the three months ended June 30, 2003, as compared to the same period in 2002, primarily due to depreciation related to five properties totaling $135.0 million acquired in August 2002, the placement in service of our 6080 Center Drive development property in the fourth quarter of 2002 and depreciation related to capital expenditures, tenant improvements and leasing commissions placed in service subsequent to the second quarter of 2002.

Interest and Other Income

          Interest and other income decreased by approximately $134,000 for the three months ended June 30, 2003 as compared to the same period in 2002, primarily due to the repayment by the borrower of a $13.7 million mortgage note receivable in the fourth quarter of 2002.

          Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002
                             (in thousands, except number of properties and percentages):

	Six Months Ended
	June 30,
				Percent
	2003	2002	Change	Change

	(unaudited)
Total Portfolio:
Revenue from rental operations:
Scheduled cash rents	$180,754	$169,677	$11,077	7%
Straight-line rents	948	3,693	(2,745)	(74)
Tenant reimbursements	13,034	13,185	(151)	(1)
Parking, net of expense	10,644	10,150	494	5
Other rental operations	4,067	2,923	1,144	39

Total revenue from rental operations	209,447	199,628	9,819	5
Property expenses:
Repairs and maintenance	21,519	18,401	3,118	17%
Utilities	16,126	15,306	820	5
Real estate taxes	14,769	14,257	512	4
Insurance	4,205	3,659	546	15
Ground rent	364	338	26	8
Administrative	8,898	7,267	1,631	22

Total property expenses	65,881	59,228	6,653	11

Property Operating Results(1)	143,566	140,400	3,166	2
General and administrative	7,877	5,911	1,966	33
Interest	46,289	42,981	3,308	8
Depreciation and amortization	59,010	53,608	5,402	10
Interest and other income	(510)	(1,052)	(542)	(52)
Gain on sale of operating properties	—	(1,273)	(1,273)	(100)

Income from continuing operations before minority interest	$30,900	$40,225	$(9,325)	(23)%

Discontinued operations, net of minority interest	$985	$1,711	$(726)	(42)%

Gain on sale of discontinued properties	$5,382	$—	$5,382

Number of Properties:
Disposed of during period	(6)	(3)
In service at end of period	130	130
Net Rentable Square Feet:
Disposed of during period	(515)	(205)
In service at end of period	18,617	18,042
Same Store Portfolio(2):
Revenue from rental operations	$193,582	$191,168	$2,414	1%
Property expenses	60,981	57,689	3,292	6%

	$132,601	$133,479	$(878)	(1)%

Straight-line rents	$427	$3,021	$(2,594)

Number of non-development properties	124	124
Average occupancy	89.8%	91.2%
Net rentable square feet	17,526	17,526

(1)	Property Operating Results is commonly used by investors to evaluate the performance of REITs, to determine trends in earnings and to compute the fair value of properties as it is not affected by (1) the cost of funds of the property owner or (2) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with Generally Accepted Accounting Principles, or GAAP. The first factor is commonly eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The second factor is commonly eliminated because it may not accurately represent the actual change in value in real estate properties that results from use or changes in market conditions. We believe that eliminating these costs from net income gives investors an additional measure of operating performance that, when used as an adjunct to net income computed in accordance with GAAP, can be a useful measure of our operating results.

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

The following is a reconciliation of income from continuing operations before gain on sale of properties and minority interest to Property Operating Results (in thousands):

	Six Months Ended June 30,

	2003	2002

Income from continuing operations before gain on sale of properties and minority interest	$30,900	$38,952
Add:
General and administrative expense	7,877	5,911
Interest expense	46,289	42,981
Depreciation and amortization	59,010	53,608
Less:
Interest and other income	(510)	(1,052)

Property Operating Results	$143,566	$140,400

(2)	Consists of non-development properties classified as part of continuing operations and owned for the entirety of the periods presented.

VARIANCES FOR RESULTS OF OPERATIONS

          Our results of operations for the six months ended June 30, 2003 compared to the same period in 2002 were primarily affected by our acquisitions, dispositions and development activities since January 1, 2002. In addition, our Property Operating Results from period to period were affected by our implementation of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which resulted in the classification of the operating results of some of the properties sold since January 1, 2002 into discontinued operations.

          As a result of these changes within our portfolio of properties since the beginning of 2002, we do not believe the Property Operating Results presented above are comparable from period to period. Therefore, above we also present the Property Operating Results for our same store portfolio.

Revenue from Rental Operations

          The increase in revenue from rental operations for the total portfolio was primarily due to the 800,000 square feet in acquisitions we made in August of 2002, consisting of four properties in San Diego County and one property in Los Angeles County and the placement in service of the 6080 Center Drive development project at the Howard Hughes Center in the fourth quarter of 2002. The revenue from rental operations for the acquisitions and development project were partially offset by a change in our method of estimating tenant reimbursements in 2003 to adjust for quarterly seasonality variations associated with recoverable operating expenses and by the sale of a 64,000 square foot property in March 2002, a 61,000 square foot property in April 2002 and an 80,000 square foot property in May 2002, all of which were located in Los Angeles County and which, during the transition into SFAS 144, were not classified as discontinued operations.

          The increase in revenue from rental operations for the same store portfolio was primarily due to an approximate $3.4 million increase in cash rents and a $1.9 million increase in tenant reimbursements, which were partially offset by a $2.6 million decrease in straight-line rents. The increase in cash rents was primarily related to scheduled rent increases in existing leases that were partially offset by the 1.4% decrease in average occupancy for these properties. The increase in tenant reimbursements was primarily due to increases in operating expenses, as discussed below, and the timing of prior year reimbursement reconciliations. Straight-line rents decreased primarily to the decline in occupancy and the turning over of older leases in the same store portfolio.

Property Expenses

          The increase in property expenses for the total portfolio was primarily due to the five properties acquired, the three properties sold that were not classified as discontinued operations and the one property placed in service subsequent to January 1, 2002 described above.

          The increase in property expenses for the same store portfolio was primarily due to an approximate $1.8 million increase in repairs and maintenance, a $1.3 million increase in property administrative expenses and a $361,000 increase in insurance costs. Repairs and maintenance costs increased primarily due to higher contractual costs for janitorial and other contract services as well as the timing of certain projects. Property administrative expenses increased primarily due to higher personnel costs, conclusion of the capitalization period for our 6100 Center Drive development project in the second quarter of 2003 and costs associated with training programs implemented in 2003. Insurance costs increased due to increases in industry-wide rates and premiums related to a $100 million terrorism insurance policy entered into in the second quarter of 2002.

General and Administrative

          General and administrative expenses as a percentage of total revenues were approximately 3.8% for the six months ended June 30, 2003, as compared to approximately 3.0% for the same period in 2002. The approximate $2.0 million increase in general and administrative expenses was primarily related to industry-wide increases in directors’ & officers’ insurance rates, higher external accounting and professional fees as well as higher personnel costs as a result of annual merit increases in 2003.

Interest Expense

          Interest expense increased approximately $3.3 million, or 8%, during the six months ended June 30, 2003, as compared to the same period in 2002. This increase was primarily due to increases in borrowings in 2002 for property acquisitions and lower interest capitalized in 2003. Capitalized interest was lower in 2003 as we ceased capitalizing interest on our 6080 Center Drive development property in May 2002 and our 6100 Center Drive Development in May 2003. The increases in interest expense were partially offset by lower effective interest rates in 2003.

Depreciation and Amortization

          Depreciation and amortization expense increased by approximately $5.4 million, or 10%, during the six months ended June 30, 2003, as compared to the same period in 2002, primarily due to depreciation related to five properties totaling $135.0 million acquired in August 2002, the placement in service of our 6080 Center Drive development property in the fourth quarter of 2002 and depreciation related to capital expenditures, tenant improvements and leasing commissions placed in service subsequent to June 30, 2002.

Interest and Other Income

          Interest and other income decreased by approximately $542,000 for the six months ended June 30, 2003 as compared to the same period in 2002, primarily due to the repayment by the borrower of a $13.7 million mortgage note receivable in the fourth quarter of 2002 and lower effective interest rates in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

          Cash provided by operating activities decreased by approximately $5.3 million to $88.6 million for the six months ended June 30, 2003, as compared to $93.9 million for the same period in 2002. This decrease was primarily due to a $5.5 million reduction in our outstanding trade receivable balance during the first six months of 2002 as a result of collection efforts instituted in 2002.

          Cash provided by investing activities increased by approximately $74.6 million to an inflow of $38.1 million for the six months ended June 30, 2003, as compared to an outflow of $36.5 million for the same period in 2002. This increase was primarily from the proceeds of one property sold in the first quarter of 2003, five properties sold in the second quarter of 2003 and from lower development costs in 2003.

          Cash used in financing activities increased by approximately $35.0 million to $115.1 million for the six months ended June 30, 2003, as compared to $80.1 million for the same period in 2002. This increase was primarily due to higher net repayments in 2003 on our unsecured lines of credit.

Available Borrowings, Cash Balance and Capital Resources

          Our Operating Partnership has an unsecured line of credit with a total commitment of $10 million from City National Bank. This line of credit accrues interest at the City National Bank Prime Rate less 0.875% and is scheduled to mature on August 1, 2003. Proceeds from this line of credit are used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of June 30, 2003, there was no outstanding balance on this line of credit and $10 million was available for additional borrowings.

          Our Operating Partnership also has an unsecured line of credit with a group of banks led by Wells Fargo. This line of credit provides for borrowings up to $310 million with an option to increase the amount to $350 million and bears interest at a rate ranging between LIBOR + 0.80% and LIBOR + 1.25% (including an annual facility fee ranging from 0.15% to 0.40% based on the aggregate amount of the line of credit) depending on the Operating Partnership’s unsecured debt rating. This line of credit matures in April 2006. In addition, as long as the Operating Partnership maintains an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the lenders may bid on the interest rate to be charged for up to $150 million of the unsecured line of credit. The Operating Partnership also has the option to convert the interest rate on this line of credit to the higher of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%. As of June 30, 2003, $158.0 million was outstanding on this line of credit and $152.0 million was available for additional borrowings.

          As of June 30, 2003, we had $36.3 million in cash and cash equivalents, including $20.7 million in restricted cash. Restricted cash consisted of $13.7 million in interest bearing cash deposits required by five of our mortgage loans payable and $7.0 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

          We have entered into $100 million of forward-starting swaps during 2003 to effectively fix the 10-year Treasury rate at an average rate of approximately 3.9% for borrowings that are anticipated to occur in 2004 to refinance some of our scheduled debt maturities. The forward-starting interest rate swaps were entered into at current market rates and, therefore, had no initial cost.

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

Capital Recycling Program

          On March 11, 2003, we sold an approximate 140,000 square foot office property located in West Hollywood, California for a gross sales price of approximately $32.5 million.

          On April 11, 2003, we sold four properties totaling approximately 343,000 square feet located in Riverside and San Bernardino counties for a gross sales price of approximately $43.4 million.

          On May 22, 2003, we sold an approximate 33,000 square foot office property located in Orange County for a gross sales price of approximately $5.0 million.

          The net proceeds from these dispositions were used to reduce the outstanding balance on our Wells Fargo unsecured line of credit.

Debt Summary

          Following is a summary of scheduled principal payments for our total debt outstanding as of June 30, 2003 (in thousands):

Year	Amount

2003	$3,562
2004	307,062	(1)
2005	207,678
2006	173,063	(2)
2007	158,681
2008	230,305
2009	111,980
2010	150,565
2011	710
2012	768
Thereafter	5,445

Total	$1,349,819

(1)	Includes $125 million outstanding on the Wells Fargo term loan which has a two-year extension option.

(2)	Consists primarily of $158 million outstanding on the Wells Fargo line of credit.

          Following is certain other information related to our outstanding indebtedness as of June 30, 2003:

Unsecured and Secured Debt:

			Weighted
			Average	Weighted Average
	Balance	Percent	Interest Rate(1)	Maturity (in years)

	(000's)
Unsecured Debt	$781,255	58%	6.84%	3.3
Secured Debt	568,564	42%	7.37%	5.2

Total Debt	$1,349,819	100%	7.06%	4.1

Floating and Fixed Rate Debt:

			Weighted
			Average	Weighted Average
	Balance	Percent	Interest Rate(1)	Maturity (in years)

	(000's)
Floating Rate Debt	$108,000	8%	3.68%	2.8
Fixed Rate Debt(2)	1,241,819	92%	7.35%	4.3

Total Debt	$1,349,819	100%	7.06%	4.1

(1)	Includes amortization of prepaid financing costs.

(2)	Includes $175 million of floating rate debt that has been fixed through interest rate swap agreements.

          Total interest incurred and the amount capitalized was as follows (unaudited and in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2003	2002	2003	2002

Total interest incurred	$24,169	$23,114	$48,439	$46,098
Amount capitalized	(915)	(1,530)	(2,150)	(3,117)

Amount expensed	$23,254	$21,584	$46,289	$42,981

Senior Unsecured Notes Covenant Compliance Ratios

          The following table summarizes our senior unsecured notes covenant compliance ratios as of June 30, 2003 (in thousands, except percentage and covenant ratio data):

Net investment in real estate	$2,648,347
Cash and cash equivalents	15,565
Restricted Cash	20,709
Accumulated depreciation and amortization	424,670

Total Assets	$3,109,291

Total unencumbered assets	$1,767,219

Mortgage loans payable	$568,564
Unsecured lines of credit	158,000
Unsecured term loan	125,000
Unsecured senior notes, net of discount	498,255

Total Outstanding Debt	$1,349,819

Consolidated EBITDA(1),(2)	$273,486

Interest incurred(2)	$96,503
Loan fee amortization(2)	3,830

Debt Service(2)	$100,333

Covenant Ratios	Test	Actual

Total Outstanding Debt/Total Assets	Less than 60%	43%
Secured Debt/Total Assets	Less than 40%	18%
EBITDA to Debt Service	Greater than 1.5	2.7
Unencumbered Assets/Unsecured Debt	Greater than 150%	226%

(1)	Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP measurement. EBITDA is presented because we use this data and we believe this data is also used by investors as an indication of our ability to meet our debt service requirements. We consider that EBITDA, when combined with other measures, can be a useful measure to determine our ability to service debt and fund future capital expenditure requirements. However, due to the significance of the net income components excluded from EBITDA, it should not be considered an alternative to net income, cash flow from operations, or any other operating or liquidity performance measure prescribed by GAAP.

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

We calculate EBITDA as follows:

	Three Months Ended

	6/30/03	3/31/03	12/31/02	9/30/02	6/30/02

Income from continuing operations before gain on sale of properties and minority interest	$14,407	$16,493	$16,258	$15,770	$17,931
Add:
Interest expense	23,254	23,035	23,132	22,403	21,584
Depreciation and amortization	30,049	28,961	27,591	26,829	28,028
Discontinued operations, net of minority interest	(85)	1,070	861	800	916
Minority interest from discontinued operations	149	12	24	21	25
Depreciation from discontinued operations	(1)	661	971	821	794

EBITDA	$67,773	$70,232	$68,837	$66,644	$69,278

(2) Represent amounts for the most recent four consecutive quarters.

Funds from Operations

          The following table reflects the calculation of our funds from operations for the three months ended June 30, 2003 and 2002 (in thousands):

	For the		For the
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Funds From Operations:(1)
Net income	$18,903	$17,407	$34,341	$38,760
Depreciation and minority interest from discontinued operations	148	819	821	1,644
Gain on sale of discontinued properties	(6,021)	—	(5,382)	—
Depreciation and amortization	30,049	28,028	59,010	53,608
Minority interest	1,440	1,521	2,926	3,176
Gain on sale of operating properties	—	(81)	—	(1,273)
Distribution on Preferred Operating Partnership Units	(1,078)	(1,078)	(2,156)	(2,156)

Funds From Operations(2)	$43,441	$46,616	$89,560	$93,759

Weighted average common shares and Operating Partnership units outstanding – Diluted	65,132	66,850	64,982	66,610

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

(2)	Includes $448,000 and $315,000 in non-cash compensation expense for the three months ended June 30, 2003, and 2002, respectively and $837,000 and $560,000 in non-cash compensation expense for the six months ended June 30, 2003 and June 30, 2002, respectively.

Portfolio and Lease Information

          The following tables set forth certain information regarding our properties as of June 30, 2003.

PORTFOLIO SUMMARY
As of June 30, 2003

	Number			Number
	of			of			Approximate Net
Location	Properties			Buildings			Rentable (Square Feet)

			% of			% of			% of
	Total		Total	Total		Total	Total		Total

Los Angeles County
West	30		23%	32		15%	4,882,004		26%
North	29		22%	46		21%	3,231,591		17%
South	16		12%	21		10%	3,057,925		17%

Subtotal	75		57%	99		46%	11,171,520		60%
Orange County	23		18%	56		26%	3,676,119		20%
San Diego County	25		19%	40		18%	2,857,195		15%
Ventura/Kern Counties	6		5%	17		8%	778,363		4%
Riverside County(3)	1		1%	4		2%	133,481		1%

Total	130	(4)	100%	216	(4)	100%	18,616,678	(4)	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Property Operating Results(1)

	For the Three Months		For the Six Months
	Ended		Ended
Location	June 30, 2003		June 30, 2003

	(in thousands and unaudited)
		% of		% of
	Total	Total	Total	Total

Los Angeles County
West	$27,235	38%	$54,886	38%
North	11,476	16%	22,670	16%
South	9,821	14%	19,616	14%

Subtotal	48,532	68%	97,172	68%
Orange County	11,620	16%	23,203	16%
San Diego County	8,690	12%	17,793	12%
Ventura/Kern Counties	2,399	3%	4,792	3%
Riverside County(3)	316	1%	606	1%

Total	$71,557	100%	$143,566	100%

(1)	Excludes the operating results of one property sold during the first quarter of 2003 and five properties sold during the second quarter of 2003. The operating results for these properties are reported as part of discontinued operations in our quarterly operating results.

(2)	Includes a retail property with approximately 37,000 net rentable square feet.

(3)	Consists of a retail property with approximately 133,000 net rentable square feet.

(4)	Including one development property currently under lease-up, our total portfolio consists of 131 properties with 217 buildings and approximately 18.9 million rentable square feet.

PORTFOLIO OCCUPANCY AND IN-PLACE RENTS
As of June 30, 2003

					Annualized Base Rent
Location	Percent Occupied		Percent Leased		Per Leased Square Foot(1)

						Full Service
					Portfolio Total	Gross Leases(2)

Los Angeles County
West	91.5	%(3)	94.5	%(3)	$28.02	$28.14
North	89.6%		90.7%		21.65	22.57
South	86.4%		87.1%		19.43	20.57
Orange County	92.5%		93.5%		18.36	21.80
San Diego County	83.5%		84.0%		18.88	23.53
Ventura/Kern Counties	97.0%		98.2%		18.42	18.83
Riverside County	93.0%		98.6%		12.37	—

Total/Weighted Average	89.5%		91.0%		$21.76	$23.85

(1)	Based on monthly contractual base rent under existing leases as of June 30, 2003, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	Excludes 36 properties and approximately 3.9 million square feet under triple net and modified gross leases.

(3)	Excludes a 283,000 net rentable square foot development property under lease-up that is currently 55% leased and 0% occupied.

TEN LARGEST TENANTS
As of June 30, 2003

		Weighted	Percentage	Percentage of
		Average	of Aggregate	Aggregate
		Remaining	Portfolio	Portfolio		Annualized
	Number of	Lease Term	Leased	Annualized	Net Rentable	Base Rent
Tenant	Locations	In Months	Square Feet	Base Rent(1)	Square Feet	(in thousands)

State of California	24	48	2.27%	2.24%	385,732	$8,256
Vivendi Universal	2	82	1.37	2.20	231,681	8,111
University of Phoenix	6	17	1.51	1.38	255,168	5,090
Univision Television Group	1	220	0.98	1.15	166,363	4,247
Ceridian Corporation	3	75	0.95	0.97	160,805	3,580
SBC Communications, Inc.	4	23	0.86	0.88	145,663	3,239
Atlantic Richfield	1	39	0.79	0.78	133,581	2,862
State Compensation Insurance Fund	1	57	0.67	0.72	113,513	2,656
U.S. Government	15	38	0.67	0.71	113,837	2,634
Haight, Brown & Bonesteel, LLP	1	97	0.36	0.70	61,399	2,579

Total/Weighted Average(2)	58	65	10.43%	11.73%	1,767,742	$43,254

(1)	Annualized base rent is calculated as monthly contractual base rent under existing leases as of June 30, 2003, multiplied by 12; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	The weighted average calculation is based on net rentable square footage leased by each tenant.

LEASING ACTIVITY

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

Net Absorption (square feet)	(2,442)	(104,075)

Gross New Leasing Activity (square feet)	568,781	998,203

Retention Rate	64.4%	62.0%

Cash Rent Growth(1):
Expiring Rate	$20.35	$20.20

New / Renewed Rate	$19.27	$20.20

Increase	(5%)	—%

GAAP Rent Growth(2):
Expiring Rate	$19.58	$19.43

New / Renewed Rate	$20.64	$21.24

Increase	5%	9%

Weighted Average Lease Term in Months	54	53

Tenant Improvements and Commissions (per square foot):
New(3)	$22.28	$21.28

Renewal	$10.67	$12.78 (4)

Capital Expenditures (per square foot):
Recurring	$0.02	$0.07

Non-recurring	$0.01	$0.03

(1)	Represents the difference between initial market rents on new and renewed leases as compared to the expiring cash rents on the same space.

(2)	Represents estimated cash rent growth adjusted for straight-line rents.

(3)	Excludes all newly developed or renovated square footage or square footage vacant at acquisition.

(4)	Includes two tenants with approximately 140,000 net rentable square feet that extended their leases early in the first quarter of 2003 for an average of eight years that will not use their tenant improvement allowance until 2004. Excluding these two renewals, tenant improvements and commissions for renewal leases for the six months ended June 30, 2003 averaged $9.72 per square foot.

PORTFOLIO DIVERSIFICATION
As of June 30, 2003

		Occupied	Percentage of
	NAICS	Square	Total Occupied
North American Industrial Classification System Description	Code	Feet	Portfolio

Professional, Scientific, and Technical Services	541	4,496,939	26.98%
Finance and Insurance	521-525	2,593,370	15.56
Information	511-519	2,014,672	12.08
Manufacturing	311-339	1,323,116	7.94
Health Care and Social Assistance	621-624	1,125,885	6.75
Administrative and Support and Waste Management and Remediation Services	561-562	662,599	3.97
Public Administration	921-928	769,414	4.62
Educational Services	611	723,895	4.34
Real Estate, Rental and Leasing	531-533	733,291	4.40
Wholesale Trade	423-425	561,056	3.37
Transportation and Warehousing	481-493	388,768	2.33
Arts, Entertainment, and Recreation	711-713	329,045	1.97
Construction	236-238	247,621	1.49
Accommodation and Food Services	721-722	182,433	1.09
Other Services (except Public Administration)	811-814	200,375	1.20
Retail Trade	441-454	128,075	0.77
Mining	211-213	84,823	0.51
Management of Companies and Enterprises	551	21,970	0.13
Utilities	221	8,795	0.05
Agriculture, Forestry, Fishing and Hunting	111-115	6,065	0.04
Other - Uncategorized		68,211	0.41

Total Square Feet Occupied		16,670,418	100.00%

LEASE EXPIRATIONS
As of June 30, 2003

							2008 and
		2003	2004	2005	2006	2007	Thereafter

Los Angeles County:
West	Expiring SF(1)	333,757	703,454	776,203	499,330	551,639	1,720,065
	% of Leased SF(2)	1.97%	4.15%	4.59%	2.95%	3.26%	10.15%
	Rent per SF(3)	$27.69	$27.22	$27.47	$29.39	$29.19	$35.03
North	Expiring SF(1)	182,601	647,573	417,211	366,793	436,856	829,659
	% of Leased SF(2)	1.07%	3.82%	2.46%	2.16%	2.58%	4.90%
	Rent per SF(3)	$23.51	$21.36	$23.14	$24.41	$22.67	$23.40
South	Expiring SF(1)	184,176	522,970	712,098	299,673	214,053	682,856
	% of Leased SF(2)	1.09%	3.09%	4.20%	1.77%	1.26%	4.03%
	Rent per SF(3)	$18.68	$20.41	$15.93	$22.73	$23.29	$23.28

Subtotal -
Los Angeles County	Expiring SF(1)	700,534	1,873,997	1,905,512	1,165,796	1,202,548	3,232,580
	% of Leased SF(2)	4.13%	11.06%	11.25%	6.88%	7.10%	19.08%
	Rent per SF(3)	$24.23	$23.30	$22.21	$26.11	$25.77	$29.56
Orange County	Expiring SF(1)	406,082	744,842	589,040	785,933	397,784	493,792
	% of Leased SF(2)	2.40%	4.39%	3.48%	4.63%	2.34%	2.91%
	Rent per SF(3)	$17.91	$16.20	$21.20	$19.68	$20.54	$23.32
San Diego County	Expiring SF(1)	171,837	456,696	535,555	330,046	159,161	709,787
	% of Leased SF(2)	1.01%	2.70%	3.16%	1.95%	0.94%	4.19%
	Rent per SF(3)	$19.77	$20.37	$18.60	$22.43	$24.03	$22.53
All Others	Expiring SF(1)	31,488	247,732	122,847	195,872	92,827	175,599
	% of Leased SF(2)	0.19%	1.46%	0.72%	1.16%	0.55%	1.04%
	Rent per SF(3)	$19.71	$17.84	$20.32	$19.66	$17.01	$18.68

Total Portfolio	Expiring SF(1)	1,309,941	3,323,267	3,152,954	2,477,647	1,852,320	4,611,758

	% of Leased SF(2)	7.73%	19.61%	18.61%	14.62%	10.93%	27.22%

	Rent per SF(3)	$21.58	$20.90	$21.34	$23.07	$24.06	$27.40

(1)	Represents the rentable square footage of expiring leases. For 2003, represents expirations from July 1, 2003 through December 31, 2003, not including month-to-month tenants.

(2)	Percentage of total rentable square footage expiring during the period.

(3)	Represents annualized ending cash rents of expiring leases.

LEASE EXPIRATIONS FOR THE NEXT FOUR QUARTERS
As of June 30, 2003

		Q3-03	Q4-03	Q1-04	Q2-04

Los Angeles County:
West	Expiring SF(1)	116,587	217,170	123,006	214,156
	% of Leased SF(2)	0.69%	1.28%	0.73%	1.27%
	Rent per SF(3)	$22.84	$30.29	$25.66	$25.11
North	Expiring SF(1)	63,321	119,280	84,872	91,377
	% of Leased SF(2)	0.37%	0.70%	0.50%	0.54%
	Rent per SF(3)	$23.44	$23.54	$20.88	$23.59
South	Expiring SF(1)	126,958	57,218	120,960	109,103
	% of Leased SF(2)	0.75%	0.34%	0.71%	0.64%
	Rent per SF(3)	$17.31	$21.73	$23.74	$20.43

Subtotal -
Los Angeles County	Expiring SF(1)	306,866	393,668	328,838	414,636
	% of Leased SF(2)	1.81%	2.32%	1.94%	2.45%
	Rent per SF(3)	$20.68	$27.00	$23.72	$23.54
Orange County	Expiring SF(1)	180,661	225,421	222,121	159,520
	% of Leased SF(2)	1.07%	1.33%	1.31%	0.94%
	Rent per SF(3)	$19.78	$16.42	$14.28	$19.91
San Diego County	Expiring SF(1)	66,110	105,727	179,319	70,020
	% of Leased SF(2)	0.39%	0.62%	1.06%	0.41%
	Rent per SF(3)	$19.44	$19.98	$20.59	$20.39
All Others	Expiring SF(1)	5,876	25,612	36,612	12,841
	% of Leased SF(2)	0.03%	0.16%	0.22%	0.08%
	Rent per SF(3)	$19.24	$19.82	$20.31	$18.69

Total Portfolio	Expiring SF(1)	559,513	750,428	766,890	657,017

	% of Leased SF(2)	3.30%	4.43%	4.53%	3.88%

	Rent per SF(3)	$20.23	$22.59	$20.09	$22.23

(1)	Represents the square footage of expiring leases, not including month-to-month tenants.

(2)	Percentage of total rentable space expiring during the period.

(3)	Represents annualized ending cash rents of expiring leases.

DEVELOPMENT SUMMARY
As of June 30, 2003

Estimated
		Costs					Year 1		Estimated
		Incurred	Estimated	Percent	Shell	Estimated	Stabilized	Estimated	Year
	Square	To Date	Total Cost (1)	Leased at	Completion	Stabilization	Cash NOI (3)	Year 1 Annual	Annual
Property	Feet	(in thousands)	(in thousands)	7/30/03	Date	Date (2)	(in thousands)	Cash Yield	GAAP Yield (4)

Howard Hughes Center:
6100 Center Drive	283,000	$69,286	$81,500	55%	2nd Qtr 2002	4th Qtr 2003	$6,450	7.9%	8.9%

(1)	Estimated total cost includes purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during development, as well as an allocation of land and master plan costs. Unallocated acquisition and master plan costs consists of unallocated land costs and master plan costs that will be allocated to future development projects at the Howard Hughes Center.

(2)	We consider a property to be stabilized in the quarter when the property is at least 95% leased.

(3)	We consider Stabilized Cash NOI to be the rental revenues from the property less the operating expenses of the property on a cash basis before deducting financing costs (interest and principal payments) after the property is at least 95% leased.

(4)	We consider the Estimated Year 1 Annual GAAP Yield to be the property’s Stabilized Cash NOI adjusted for straight-line rents during its first year in service over the property’s estimated total costs.

     In addition to the property above, we have preliminary architectural designs completed for additional build-to-suit projects at the Howard Hughes Center totaling approximately 425,000 net rentable square feet of office space. We also have construction entitlements at the Howard Hughes Center for up to 600 hotel rooms. Build-to-suit projects consist of properties constructed to the tenant’s specifications in return for the tenant’s long-term commitment to the property. We do not intend to commence construction on any additional build-to-suit projects at the Howard Hughes Center until development plans and budgets are finalized and build-to-suit tenant leases are signed with terms allowing us to achieve yields commensurate with the project’s development risk.

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

Interest Rate Risk

     In order to modify and manage the interest characteristics of our outstanding debt and limit the effects of interest rates on our operations, we may use a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counter-party credit risk. We do not enter into any transactions for speculative or trading purposes. During 2002, we entered into interest rate swap agreements fixing the interest rates on variable debt with notional amounts totaling $175.0 million. During 2003, we entered into $100 million of forward-starting swap agreements fixing the 10-year Treasury rate for borrowings that are anticipated to occur in 2004 to refinance some of our scheduled debt maturities.

     Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of June 30, 2003, a 1% increase in interest rates on our $108.0 million of floating rate debt would decrease annual future earnings and cash flows by approximately $1.1 million and would not have an impact on the fair value of the floating rate debt. Conversely, a 1% decrease in interest rates on our $108.0 million of floating rate debt would increase annual future earnings and cash flows by approximately $1.1 million and would not have an impact on the fair value of the floating rate debt. The weighted average interest rate on our floating debt as of June 30, 2003 was 3.68%.

     Our fixed rate debt totaled $1,241.8 million as of June 30, 2003 with a weighted average interest rate of 7.35% and a total fair value of approximately $1,317.6 million. A 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $35.9 million and would not have an impact on future earnings and cash flows. A 1% increase in interest rates would decrease the fair value of our fixed rated debt by approximately $22.6 million and would not have an impact on future earnings and cash flows.

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

     As required by SEC rule 13a–15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II    OTHER INFORMATION

Item 1.    Legal Proceedings

     We are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results of operations. There were no material changes in our legal proceedings during the three months ended June 30, 2003.

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Securities Holders

     On May 20, 2003 we held our annual meeting of stockholders in Santa Monica, California. The matters voted on at that meeting and the results were as follows:

1.	To elect directors of Arden Realty, Inc. to hold office until the annual meeting of stockholders in the year 2006 or until their respective successors are elected and qualified as follows:

	Number of Shares Voted For	Number of Shares Withheld

Director #1 – Carl D. Covitz	34,220,933	23,088,626
Director #2 – Larry S. Flax	34,221,483	23,088,076

2.	To request the Board of Directors to redeem the stockholder rights adopted in August 1998. Results of the vote were as follows:

Number of Shares Voted For	Number of Shares Voted Against	Number of Shares Abstained

43,564,989	8,904,501	169,401

     The following individuals are those whose terms of office as directors continued after the meeting:

Richard S. Ziman
Victor J. Coleman
Peter S. Gold
Steven C. Good

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 Officers’ certifications pursuant to Rule 13a–14(a) or Rule 15d–14(a).

32.1 Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)	In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this Report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

(b)	Reports on Form 8-K

                      On April 30, 2003, we filed a report on Form 8-K (Items 9 and 12) relating to our financial information for the quarter ended March 31, 2003 as presented in a press release dated April 29, 2003.

                      On July 1, 2003, we filed a report on Form 8-K (Items 5 and 7) regarding the vote of our Board of Directors to amend our stockholder rights agreement. Under the terms of the amendment, the purchase rights issued under the rights agreement expired at the close of business on June 30, 2003, rather than on August 28, 2008, as initially provided under the rights agreement. In addition, the rights agreement terminated upon the expiration of the purchase rights.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN REALTY, INC.

Date: August 14, 2003	By:	/s/ Andrew J. Sobel

Andrew J. Sobel
Executive Vice President - Strategic Planning
and Operations

Date: August 14, 2003	By:	/s/ Richard S. Davis

Richard S. Davis
Senior Vice President and
Chief Financial Officer