Form 10-Q
period 2003-09-30
ARDEN REALTY INC
filed 2003-11-13
CIK 1013794

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

As of November 12, 2003 there were 64,242,448 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

ARDEN REALTY, INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Arden Realty, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30,	December 31,
	2003	2002

	(unaudited)
Assets
Investment in real estate:
Land	$467,096	$467,096
Buildings and improvements	2,107,298	2,102,500
Tenant improvements and leasing commissions	336,404	314,556

	2,910,798	2,884,152
Less: accumulated depreciation and amortization	(438,770)	(377,005)

	2,472,028	2,507,147
Properties under development	71,659	65,296
Land available for development	23,701	23,731
Properties held for disposition, net	70,970	145,450

Net investment in real estate	2,638,358	2,741,624
Cash and cash equivalents	18,292	4,063
Restricted cash	23,550	20,498
Rent and other receivables, net of allowance of $4,633 and $4,001 at September 30, 2003 and December 31, 2002, respectively	2,193	2,917
Deferred rent	43,889	43,646
Prepaid financing costs, expenses and other assets, net of amortization	19,506	19,661

Total assets	$2,745,788	$2,832,409

Liabilities
Mortgage loans payable	$566,912	$570,654
Unsecured lines of credit	150,000	208,587
Unsecured term loan	125,000	125,000
Unsecured senior notes, net of discount	498,350	498,063
Accounts payable and accrued expenses	58,308	55,705
Security deposits	22,144	20,645
Dividends payable	32,427	31,807

Total liabilities	1,453,141	1,510,461
Minority interest	72,726	74,571
Stockholders’ Equity
Preferred stock, $.01 par value 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 64,212,448 and 62,984,217 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	644	631
Additional paid-in capital	1,238,787	1,260,773
Deferred compensation	(15,757)	(11,259)
Accumulated other comprehensive loss	(3,753)	(2,768)

Total stockholders’ equity	1,219,921	1,247,377

Total liabilities and stockholders’ equity	$2,745,788	$2,832,409

See accompanying notes to consolidated financial statements.

Arden Realty, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Property revenues	$104,858	$99,060	$308,488	$293,247
Property operating expenses	35,255	32,988	99,372	90,744

	69,603	66,072	209,116	202,503
General and administrative expenses	4,697	3,323	12,574	9,234
Interest expense	23,953	22,403	70,242	65,384
Depreciation and amortization	30,578	26,368	88,573	79,056
Interest and other income	(121)	(524)	(631)	(1,576)

Income from continuing operations before gain on sale of properties and minority interest	10,496	14,502	38,358	50,405
Gain on sale of operating properties	—	—	—	1,273

Income from continuing operations before minority interest	10,496	14,502	38,358	51,678
Minority interest	(1,319)	(1,424)	(4,153)	(4,518)

Income from continuing operations	9,177	13,078	34,205	47,160
Discontinued operations, net of minority interest	1,364	2,035	5,295	6,713
Gain on sale of discontinued properties	—	—	5,382	—

Net income	$10,541	$15,113	$44,882	$53,873

Basic net income per common share:
Income from continuing operations	$0.15	$0.20	$0.54	$0.73
Income from discontinued operations	0.02	0.03	0.17	0.11

Net income per common share — basic	$0.17	$0.23	$0.71	$0.84

Weighted average number of common shares — basic	63,635	64,586	63,296	64,440

Diluted net income per common share:
Income from continuing operations	$0.14	$0.20	$0.54	$0.73
Income from discontinued operations	0.02	0.03	0.17	0.10

Net income per common share — diluted	$0.16	$0.23	$0.71	$0.83

Weighted average number of common shares — diluted	64,050	64,790	63,516	64,695

See accompanying notes to consolidated financial statements.

Arden Realty, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Operating Activities:
Net income	$44,882	$53,873
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest, including discontinued operations	4,441	4,701
Gain on sale of operating properties	—	(1,273)
Gain on sale of discontinued properties	(5,382)	—
Depreciation and amortization, including discontinued operations	90,775	82,855
Amortization of loan costs	3,058	2,814
Non-cash compensation expense	1,409	875
Changes in operating assets and liabilities:
Rent and other receivables	724	6,735
Deferred rent	(243)	(3,851)
Prepaid financing costs, expenses and other assets	(1,381)	(2,666)
Accounts payable and accrued expenses	1,589	8,979
Security deposits	1,499	595

Net cash provided by operating activities	141,371	153,637

Investing Activities:
Improvements to commercial properties	(61,797)	(85,419)
Acquisition of properties	—	(134,938)
Proceeds from sale of properties	78,719	21,919

Net cash provided by (used in) investing activities	16,922	(198,438)

Financing Activities:
Proceeds from term loan	—	125,000
Repayments of mortgage loans	(3,742)	(2,056)
Proceeds from unsecured lines of credit	66,500	182,737
Repayments of unsecured lines of credit	(125,087)	(188,500)
Proceeds from issuance of common stock	22,780	8,358
Repurchases of common stock	—	(5,723)
Distributions to preferred operating partnership unit holders	(3,234)	(3,234)
Increase in restricted cash	(3,052)	(3,293)
Distributions to minority interests	(2,590)	(2,660)
Dividends paid	(95,639)	(96,581)

Net cash (used in) provided by financing activities	(144,064)	14,048

Net increase (decrease) in cash and cash equivalents	14,229	(30,753)
Cash and cash equivalents at beginning of period	4,063	37,041

Cash and cash equivalents at end of period	$18,292	$6,288

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$72,236	$69,024

See accompanying notes to consolidated financial statements.

Arden Realty, Inc.
Notes to Consolidated Condensed Financial Statements
September 30, 2003
(unaudited)

1. Description of Business

     The terms “Arden Realty”, “us”, “we” and “our” as used in this report refer to Arden Realty, Inc. Through our controlling interest in Arden Realty Limited Partnership, or the Operating Partnership, and our other subsidiaries, we own, manage, lease, develop, renovate and acquire commercial office properties located in Southern California. As of September 30, 2003, our portfolio was comprised of 131 primarily suburban office properties, consisting of 217 buildings with approximately 18.9 million net rentable square feet including one development project with approximately 283,000 net rentable square feet currently under lease-up. As of September 30, 2003, excluding the development project which was 9% occupied, our portfolio was 89.9% occupied.

     The minority interests at September 30, 2003 consist of limited partnership interests in the Operating Partnership of approximately 2.6%, exclusive of ownership interests of the Operating Partnership’s preferred unit holders.

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

     Except for minority interests in the Operating Partnership, Arden Realty and the Operating Partnership currently own 100% of all of our consolidated subsidiaries and do not have any unconsolidated investments other than an investment in the securities of a non-publicly traded company. This investment represents approximately 5.5% of the total equity outstanding for this particular company. Because we do not control this company contractually nor exert significant influence over its operating and financial policies, we account for this investment under the cost method of accounting.

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

3. New Accounting Standards

     In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate such an entity. This new model for consolidation applies to an entity for which either the equity investors do not have a controlling financial interest or an entity for which the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. Our adoption of this statement in 2003 did not have an impact on our consolidated financial statements.

     In May 2003, the FASB issued FASB Statement No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 affects an issuer’s accounting for certain types of freestanding financial instruments. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about alternative ways of settling the instruments and capital structure of entities, all of whose shares are mandatorily redeemable. We adopted SFAS 150 in the third quarter of 2003 other than as SFAS 150 applies to noncontrolling interests that are classified as equity under SFAS 150 in the financial statements of the subsidiary which has been deferred indefinitely and its adoption did not have an impact on our consolidated financial statements.

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

     On October 28, 2003, we sold an approximate 21,000 square foot office property located in Simi Valley, California for a gross sale price of approximately $3.6 million.

     The net proceeds from these dispositions were used to reduce the outstanding balance on our Wells Fargo unsecured line of credit.

5. Outstanding Indebtedness

     A summary of our outstanding indebtedness as of September 30, 2003 and December 31, 2002 is as follows:

			Stated Annual
			Interest Rate at		Number of
	September 30,	December 30,	September 30,	Rate	Properties
Type of Debt	2003	2002	2003	Fixed/Floating	Securing Loan	Maturity

	(in thousands)
Mortgage Loans Payable:
Fixed Rate
Mortgage Financing I(1)	$175,000	$175,000	7.52%	Fixed	18	6/04
Mortgage Financing III(2)	135,251	136,100	6.74%	Fixed	22	4/08
Mortgage Financing IV(2)	110,524	111,200	6.61%	Fixed	12	4/08
Mortgage Financing V(2)	106,483	108,153	6.94%	Fixed	12	4/09
Mortgage Financing VI(2)	21,657	21,816	7.54%	Fixed	3	4/09
Activity Business Center(2)	7,453	7,580	8.85%	Fixed	1	5/06
145 South Fairfax(2)	3,922	3,952	8.93%	Fixed	1	1/27
Marin Corporate Center(2)	2,756	2,850	9.00%	Fixed	1	7/15
Conejo Business Center(2)	2,702	2,795	8.75%	Fixed	(Note 3)	7/15
Conejo Business Center(2)	1,164	1,208	7.88%	Fixed	(Note 3)	7/15

	566,912	570,654
Unsecured Lines of Credit:
Floating Rate
Wells Fargo — $310 mm(1)	150,000	208,587	2.77%	LIBOR +1.00% (Notes 4,5)	—	4/06
City National Bank — $10 mm(1)	—	—	—	Prime Rate - 0.875%	—	8/04

	150,000	208,587
Unsecured Term Loan:
Fixed Rate
Wells Fargo — $125 mm(1)	125,000	125,000	3.64%	Fixed (Note 6)	—	6/06
Unsecured Senior Notes:
Fixed Rate
2005 Notes(7)	199,846	199,769	8.88%	Fixed	—	3/05
2007 Notes(7)	149,362	149,245	7.00%	Fixed	—	11/07
2010 Notes(7)	49,734	49,704	9.15%	Fixed	—	3/10
2010 Notes(7)	99,408	99,345	8.50%	Fixed	—	11/10

	498,350	498,063

Total Debt	$1,340,262	$1,402,304

(1)	Requires monthly payments of interest only, with outstanding principal balance due upon maturity.

(2)	Requires monthly payments of principal and interest.

(3)	Both mortgage loans are secured by the Conejo Business Center property.

(4)	This line of credit also has an annual 20 basis points facility fee on the entire $310 million commitment amount.

(5)	In 2002, we entered into interest rate swap agreements that fixed the interest rate on $50 million of the outstanding balance on this line of credit at 4.06% through April 2006.

(6)	In 2002, we entered into interest rate swap agreements that fixed the interest rate on the entire balance of this loan at 3.64% in 2003, 4.18% in 2004, 4.75% in 2005 and 4.90% in 2006.

(7)	Requires semi-annual interest payments only, with principal balance due upon maturity.

6. Interest Rate Swap Agreements

     We have entered into interest rate swap agreements to effectively convert floating rate debt into fixed rate debt, to convert fixed rate debt to floating rate debt and to lock the current Treasury rate in anticipation of future debt issuances. Net amounts received or paid under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. Our objective in using interest rate swap agreements is to manage our exposure to interest rate movements.

     During 2002, such agreements were used to fix the floating interest rate associated with $50 million of the Wells Fargo unsecured line of credit and the entire $125 million balance of the unsecured term loan. Since June of 2003, we have also entered into $150 million of forward-starting swaps that effectively fixed the 10-year Treasury rate at an average rate of approximately 4.1% for borrowings that are anticipated to occur in 2004 to refinance some of our scheduled debt maturities. The forward-starting interest rate swaps were entered into at current market rates and, therefore, had no initial cost.

     In October and November of 2003, we also entered into reverse interest rate swap agreements to float $100 million of the fixed interest rate associated with the 7.00% senior unsecured notes due in November of 2007. Under these reverse swaps, we will receive interest at a fixed rate of 7.00% and pay interest at a variable rate averaging six-month LIBOR in arrears plus 3.10%. The interest rate swaps mature at the same time the notes are due. These swaps qualify as fair value hedges for accounting purposes. Net semi-annual interest payments will be recognized as increases or decreases in interest expense. The fair value of the interest rate swaps will be recognized on our balance sheet and the carrying value of the senior unsecured notes will be increased or decreased by an offsetting amount.

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

     Under SFAS 133, our $175 million in floating-to-fixed swaps and our $150 million in forward-starting swaps outstanding as of September 30, 2003 are classified as cash flow hedges with their fair value of approximately $3.8 million reported in accumulated other comprehensive loss on our balance sheet. The estimated fair value of these interest rate swap agreements are dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair value may significantly change during the term of the agreements. Any estimated gain or loss from these agreements will be amortized into earnings as we recognize the interest expense for the underlying floating-rate loans at the fixed interest rate provided under our agreements in the case of the fixed-to-floating swaps or as part of interest expense for future borrowings in the case of the forward starting swaps. If the underlying debt related to these swaps were to be repaid prior to maturity, we would recognize into interest expense any unamortized gain or loss at the time of such early repayment.

7. Stockholders’ Equity and Minority Interests

     A common Operating Partnership unit, or common OP Unit, and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A common OP Unit may be redeemed for cash or, at the election of the Operating Partnership, for shares of our common stock on a one-for-one basis.

     Our minority interest balance includes $50 million of 8 5/8% Series B Cumulative Redeemable Preferred Operating Partnership Units, or Preferred OP Units. These Preferred OP Units were issued in September of 1999, are callable by us after five years and are exchangeable after ten years by the holder into our 8 5/8% Series B Cumulative Redeemable Preferred Stock, on a one-for-one basis. The Preferred OP Units and Series B Cumulative Redeemable Preferred Stock have no stated maturity or mandatory redemption and are subordinate to all debt.

     On September 16, 2003, we declared a quarterly dividend of $0.505 per share to stockholders of record on September 30, 2003.

8. Revenue from Rental Operations and Property Expenses

     Revenue from rental operations and property expenses for properties held for use are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)
Revenue from Rental Operations:
Scheduled cash rents	$89,490	$85,347	$266,733	$251,507
Straight-line rents	131	524	601	3,585
Tenant reimbursements	7,081	5,140	18,279	17,061
Parking, net of expenses	5,659	5,236	16,307	15,386
Other rental operations	2,497	2,813	6,568	5,708

	104,858	99,060	308,488	293,247

Property Expenses:
Repairs and maintenance	10,795	9,211	31,529	26,941
Utilities	10,722	10,138	26,557	25,240
Real estate taxes	7,245	7,311	21,621	21,230
Insurance	2,166	2,083	6,286	5,665
Ground rent	326	278	690	616
Administrative	4,001	3,967	12,689	11,052

	35,255	32,988	99,372	90,744

	$69,603	$66,072	$209,116	$202,503

9. Stock Option Plan

     Beginning on January 1, 2003, we adopted the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” under which we began expensing the costs of new stock options granted to employees in 2003 in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” We used the Black-Scholes option valuation model to estimate the fair value of the stock options granted in 2003. During the three and nine months ended September 30 2003, we expensed approximately $8,000 and $24,000, respectively, of stock option based employee compensation costs.

     The following table reflects pro forma net income and earnings per share had we elected to expense all options granted prior to 2003 assuming the fair value method and using the Black-Scholes option valuation model (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income available to common stockholders, as reported	$10,541	$15,113	$44,882	$53,873
Stock based employee compensation costs for options granted prior to 2003 assuming fair value method	(124)	(389)	(647)	(1,070)

Net income available to common stockholders, as adjusted	$10,417	$14,724	$44,235	$52,803

Earnings per share:
Basic as reported	$0.17	$0.23	$0.71	$0.84

Basic as adjusted	$0.16	$0.23	$0.70	$0.82

Diluted as reported	$0.16	$0.23	$0.71	$0.83

Diluted as adjusted	$0.16	$0.23	$0.70	$0.82

10. Comprehensive Income

     Comprehensive income represents net income, plus the results of certain non-shareholders’ equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net Income	$10,541	$15,113	$44,882	$53,873
Other comprehensive income (loss):
Unrealized derivative gain (loss) on cash flow hedges	1,924	—	(985)	—

Comprehensive income	$12,465	$15,113	$43,897	$53,873

11. Commitments and Contingencies

     We are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results of operations. There were no material changes in our legal proceedings during the three and nine months ended September 30, 2003.

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

     As of September 30, 2003, we were Southern California’s largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio was comprised of 131 primarily suburban office properties, consisting of 217 buildings with approximately 18.9 million net rentable square feet, including one development project with approximately 283,000 net rentable square feet currently under lease-up. As of September 30, 2003, excluding the development project which was 9% occupied, our portfolio was 89.9% occupied.

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

     We continue to seek to build a tenant base of smaller, diverse companies that limits our exposure to any single tenant or industry. Smaller tenants typically translate into shorter-term leases. Shorter-term leases provide greater opportunity for renewing a substantial portion of our portfolio at higher rental rates each year during strong markets, but create challenges to maintain occupancy and rates when markets weaken. The average term of our leases is 4 to 5 years, resulting in approximately 15% to 20% of our leases expiring annually.

     We closely monitor our operating expenses and capital expenditures to sustain or improve operating margins and dividend coverage. We may defer discretionary capital expenditures until market conditions improve.

Current Economic Climate

     Our short and long-term liquidity, ability to refinance existing indebtedness, ability to issue long-term debt and equity securities at favorable rates and our dividend policy are significantly impacted by the operating results of our properties, all of which are located in Southern California. Our ability to lease available space and increase rates when leases expire is largely dependent on the demand for office space in the markets where our properties are located. We believe current uncertainty over the national and Southern California economic environment is exerting downward pressures on the demand for Southern California commercial office space. We are experiencing continued downward pressures on occupancy and rental rates and upward pressure on leasing costs due to several factors including the following:

•	Job growth in Southern California, which we believe to be a leading indicator of office demand in the region, was negative in 2002 as well as in the first nine months of 2003 and is largely dependent on improved economic activity;

•	Occupancy and rental rates have decreased in recent months and are expected to decrease further in the coming months due to the state of the local economy and competition from other office landlords;

•	Tenant concessions for new and renewal leases have increased in some submarkets in recent months;

•	Some tenants are under-utilizing their existing space and can therefore expand internally before they need new space;

•	Sublease space is impacting vacancy and rental rates in some submarkets; and

•	Over-building has increased vacancy rates in some submarkets.

These factors have contributed to a decrease in the occupancy of our portfolio from 90.1% as of December 31, 2002 to 89.9% as of September 30, 2003.

     According to published reports, overall market rental rates in Southern California declined 0.4—to—0.5% during the three months ended September 30, 2003. Given the current trends, including the expected continued occupancy pressures and more aggressive pricing from competing office landlords and sublease space, we expect market rates will decline by an additional 2—to—3% through the first six months of 2004. Concessions also rose during the three months ended September 30, 2003. As occupancy pressures continue, we expect concessions in either free or reduced initial rents or higher tenant improvement allowances to rise.

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

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002
(in thousands, except number of properties and percentages):

	Three Months Ended
	September 30,
				Percent
	2003	2002	Change	Change

Total Portfolio:
Revenue from rental operations:
Scheduled cash rents	$89,490	$85,347	$4,143	5%
Straight-line rents	131	524	(393)	(75)
Tenant reimbursements	7,081	5,140	1,941	38
Parking, net of expense	5,659	5,236	423	8
Other rental operations	2,497	2,813	(316)	(11)

Total revenue from rental operations	104,858	99,060	5,798	6
Property expenses:
Repairs and maintenance	10,795	9,211	1,584	17
Utilities	10,722	10,138	584	6
Real estate taxes	7,245	7,311	(66)	(1)
Insurance	2,166	2,083	83	4
Ground rent	326	278	48	17
Administrative	4,001	3,967	34	1

Total property expenses	35,255	32,988	2,267	6

Property Operating Results (1)	69,603	66,072	3,531	5
General and administrative	4,697	3,323	1,374	41
Interest	23,953	22,403	1,550	7
Depreciation and amortization	30,578	26,368	4,210	16
Interest and other income	(121)	(524)	(403)	(77)
Income from continuing operations before minority interest	$10,496	$14,502	$(4,006)	(28)%

Discontinued operations, net of minority interest	$1,364	$2,035	$(671)	(33)%

Number of Properties:
Acquired during period	—	5
In service at end of period	130	135
Net Rentable Square Feet:
Acquired during period	—	803
In service at end of period	18,617	18,845
Same Store Portfolio(2):
Revenue from rental operations	$99,961	$98,370	$1,591	2%
Property expenses	33,769	32,365	1,404	4

	$66,192	$66,005	$187	—%

Straight-line rents	$210	$612	$(402)	(66)%

Number of non-development properties	124	124
Average occupancy	89.6%	89.8%
Net rentable square feet	17,526	17,526

(1)	Property Operating Results is commonly used by investors to evaluate the performance of REITs, to determine trends in earnings and to compute the fair value of properties as it is not affected by (1) the cost of funds of the property owner or (2) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with Generally Accepted Accounting Principles, or GAAP. The first factor is commonly eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The second factor is commonly eliminated because it may not accurately represent the actual change in value in real estate properties that results from use or changes in market conditions. We believe that eliminating these costs from net income gives investors an additional measure of operating performance that, when used as an adjunct to net income computed in accordance with GAAP, can be a useful measure of our operating results.

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

The following is a reconciliation of income from continuing operations before gain on sale of properties and minority interest to Property Operating Results (in thousands):

	Three Months Ended September 30,

	2003	2002

Income from continuing operations before gain on sale of properties and minority interest	$10,496	$14,502
Add:
General and administrative expense	4,697	3,323
Interest expense	23,953	22,403
Depreciation and amortization	30,578	26,368
Less:
Interest and other income	(121)	(524)

Property Operating Results	$69,603	$66,072

(2)	Consists of non-development properties classified as part of continuing operations and owned for the entirety of the periods presented.

VARIANCES FOR RESULTS OF OPERATIONS

     Our results of operations for the three months ended September 30, 2003 compared to the same period in 2002 were primarily affected by our acquisitions, dispositions and development activities since July 1, 2002.

     As a result of these changes within our portfolio of properties since July 1, 2002, we do not believe the Property Operating Results presented above are comparable from period to period. Therefore, in the table above, we have also presented the Property Operating Results for our same store portfolio.

Revenue from Rental Operations

     The increase in revenue from rental operations for the total portfolio was primarily due to the 803,000 square feet in acquisitions we made in August of 2002, consisting of four properties in San Diego County and one property in Los Angeles County, the placement in service of the 6080 Center Drive development project at the Howard Hughes Center in the fourth quarter of 2002 and a change in our method of estimating tenant reimbursements in 2003 to adjust for quarterly seasonality variations associated with recoverable operating expenses.

     The increase in revenue from rental operations for the same store portfolio was primarily due to an approximate $1.7 million increase in cash rents, a $600,000 increase in tenant reimbursements and a $300,000 increase in parking income, all of which were partially offset by a $600,000 decrease in other rental operations and a $400,000 decrease in straight-line rents. The increase in cash rents was primarily related to scheduled rent increases in existing leases that were partially offset by the 0.2% decrease in average occupancy for these properties. The increase in tenant reimbursements was primarily due to increases in operating expenses, as discussed below. The increase in parking income is primarily due to an increase in demand for monthly parking spaces in 2003 in some of our buildings. Other rental operations decreased primarily due to lower lease termination fees in 2003 while straight-line rents decreased primarily due to the scheduled reversal of straight-line rents for certain older leases in the same store portfolio.

Property Expenses

     The increase in property expenses for the total portfolio was primarily due to the five properties acquired and the one development property placed in service subsequent to July 1, 2002 described above.

     The increase in property expenses for the same store portfolio was primarily due to an approximate $1.0 million increase in repairs and maintenance, a $500,000 increase in property administrative expense and a $300,000 increase in utilities expense, all of which were partially offset by an approximate $400,000 decrease in real estate taxes. Repairs and maintenance increased primarily due to higher contractual costs for janitorial and other contract services as well as the timing of certain projects. Property administrative expense increased primarily due to higher personnel costs from annual merit increases and higher property legal costs while utilities expense increased due to higher usage in 2003. Real estate taxes decreased due to the timing of final reassessments of some properties in 2002.

General and Administrative

     General and administrative expenses as a percentage of total revenues were approximately 4.4% for the three months ended September 30, 2003 as compared to approximately 3.2% for the same period in 2002. The $1.4 million increase in general and administrative expenses was primarily related to higher personnel costs as a result of employee separation costs incurred in the current period and non-cash compensation expense associated with annual restricted stock grants issued in 2003 as well as higher corporate governance costs in 2003.

Interest Expense

     Interest expense increased approximately $1.6 million, or 7%, during the three months ended September 30, 2003 as compared to the same period in 2002. This increase was primarily due to increases in borrowings in 2002 for property acquisitions and lower capitalized interest in 2003. Capitalized interest was lower in 2003 as we stopped capitalizing interest on our 6100 Center Drive development property in May 2003. The increases in interest expense were partially offset by lower effective interest rates in 2003.

Depreciation and Amortization

     Depreciation and amortization expense increased by approximately $4.2 million, or 16%, during the three months ended September 30, 2003 as compared to the same period in 2002, primarily due to depreciation related to five properties acquired in August 2002, the placement in service of our 6080 Center Drive development property in the fourth quarter of 2002 and depreciation related to capital expenditures, tenant improvements and leasing commissions placed in service subsequent to the second quarter of 2002.

Interest and Other Income

     Interest and other income decreased by approximately $400,000 for the three months ended September 30, 2003 as compared to the same period in 2002, primarily due to the repayment by the borrower of a $13.7 million mortgage note receivable in the fourth quarter of 2002.

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002
(in thousands, except number of properties and percentages):

	Nine Months Ended
	September 30,
				Percent
	2003	2002	Change	Change

Total Portfolio:
Revenue from rental operations:
Scheduled cash rents	$266,733	$251,507	$15,226	6%
Straight-line rents	601	3,585	(2,984)	(83)
Tenant reimbursements	18,279	17,061	1,218	7
Parking, net of expense	16,307	15,386	921	6
Other rental operations	6,568	5,708	860	15

Total revenue from rental operations	308,488	293,247	15,241	5
Property expenses:
Repairs and maintenance	31,529	26,941	4,588	17
Utilities	26,557	25,240	1,317	5
Real estate taxes	21,621	21,230	391	2
Insurance	6,286	5,665	621	11
Ground rent	690	616	74	12
Administrative	12,689	11,052	1,637	15

Total property expenses	99,372	90,744	8,628	10

Property Operating Results (1)	209,116	202,503	6,613	3
General and administrative	12,574	9,234	3,340	36
Interest	70,242	65,384	4,858	7
Depreciation and amortization	88,573	79,056	9,517	12
Interest and other income	(631)	(1,576)	(945)	(60)
Gain on sale of operating properties	—	(1,273)	(1,273)	(100)

Income from continuing operations before minority interest	$38,358	$51,678	$(13,320)	(26)%

Discontinued operations, net of minority interest	$5,295	$6,713	$(1,418)	(21)%

Gain on sale of discontinued properties	$5,382	$—	$5,382	—%

Number of Properties:
Acquired during period	—	5
Disposed of during period	(6)	(3)
In service at end of period	130	135
Net Rentable Square Feet:
Acquired during period	—	803
Disposed of during period	(515)	(205)
In service at end of period	18,617	18,845
Same Store Portfolio(2):
Revenue from rental operations	$293,954	$289,531	$4,423	2%
Property expenses	94,749	90,054	4,695	5

	$199,205	$199,477	$(272)	—%

Straight-line rents	$637	$3,634	$(2,997)	(82)%

Number of non-development properties	124	124
Average occupancy	90.0%	91.0%
Net rentable square feet	17,526	17,526

(1)	Property Operating Results is commonly used by investors to evaluate the performance of REITs, to determine trends in earnings and to compute the fair value of properties as it is not affected by (1) the cost of funds of the property owner or (2) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with Generally Accepted Accounting Principles, or GAAP. The first factor is commonly eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The second factor is commonly eliminated because it may not accurately represent the actual change in value in real estate properties that results from use or changes in market conditions. We believe that eliminating these costs from net income gives investors an additional measure of operating performance that, when used as an adjunct to net income computed in accordance with GAAP, can be a useful measure of our operating results.

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

The following is a reconciliation of income from continuing operations before gain on sale of properties and minority interest to Property Operating Results (in thousands):

	Nine Months Ended September 30,

	2003	2002

Income from continuing operations before gain on sale of properties and minority interest	$38,358	$50,405
Add:
General and administrative expense	12,574	9,234
Interest expense	70,242	65,384
Depreciation and amortization	88,573	79,056
Less:
Interest and other income	(631)	(1,576)

Property Operating Results	$209,116	$202,503

(2)	Consists of non-development properties classified as part of continuing operations and owned for the entirety of the periods presented.

VARIANCES FOR RESULTS OF OPERATIONS

     Our results of operations for the nine months ended September 30, 2003 compared to the same period in 2002 were primarily affected by our acquisitions, dispositions and development activities since January 1, 2002. In addition, our Property Operating Results from period to period were affected by our implementation of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which resulted in the classification of the operating results of some of the properties sold since January 1, 2002 into discontinued operations.

     As a result of these changes within our portfolio of properties since the beginning of 2002, we do not believe the Property Operating Results presented above are comparable from period to period. Therefore, in the table above, we have also presented the Property Operating Results for our same store portfolio.

Revenue from Rental Operations

     The increase in revenue from rental operations for the total portfolio was primarily due to the 803,000 square feet in acquisitions we made in August of 2002, consisting of four properties in San Diego County and one property in Los Angeles County and the placement in service of the 6080 Center Drive development project at the Howard Hughes Center in the fourth quarter of 2002, partially offset by a change in our method of estimating tenant reimbursements in 2003 to adjust for quarterly seasonality variations associated with recoverable operating expenses and the sale of a 64,000 square foot property in March 2002, a 61,000 square foot property in April 2002 and an 80,000 square foot property in May 2002, all of which were located in Los Angeles County and which, during the transition into SFAS 144, were not classified as discontinued operations.

     The increase in revenue from rental operations for the same store portfolio was primarily due to an approximate $4.0 million increase in cash rents, a $2.6 million increase in tenant reimbursements and a $700,000 increase in parking income, all of which were partially offset by an approximate $2.9 million decrease in straight-line rents. The increase in cash rents was primarily related to scheduled rent increases in existing leases that were partially offset by the 1.0% decrease in average occupancy for these properties. The increase in tenant reimbursements was primarily due to increases in operating expenses, as discussed below. The increase in parking income was primarily due to an increase in demand for monthly parking in 2003 in some of our buildings. Straight-line rents decreased primarily due to the decline in occupancy and the scheduled reversal of straight-line rents for certain older leases in the same store portfolio.

Property Expenses

     The increase in property expenses for the total portfolio was primarily due to the five properties acquired and the one development property placed in service subsequent to January 1, 2002 described above that were partially offset by the three properties sold that were not classified as discontinued operations in 2002.

     The increase in property expenses for the same store portfolio was primarily due to an approximate $2.8 million increase in repairs and maintenance, a $1.8 million increase in property administrative expense, a $500,000 increase in utilities expense and a $400,000 increase in insurance costs, all of which were partially offset by a $800,000 decrease in real estate taxes. Repairs and maintenance increased primarily due to higher contractual costs for janitorial and other contract services as well as the timing of certain projects. Property administrative expense increased primarily due to higher personnel costs from annual merit increases, higher property legal expenses and costs associated with training programs implemented in 2003. Utilities expense increased due to higher usage in 2003. Insurance costs increased due to increases in industry-wide rates and premiums related to a terrorism insurance policy entered into in the second quarter of 2002. Real estate taxes decreased due to the timing of final reassessments of some properties in 2002.

General and Administrative

     General and administrative expenses as a percentage of total revenues were approximately 3.9% for the nine months ended September 30, 2003 as compared to approximately 3.0% for the same period in 2002. The approximate $3.3 million increase in general and administrative expenses was primarily related to higher personnel costs as a result of employee separation costs incurred in the current period, non-cash compensation expense associated with annual restricted stock grants issued in 2003 and annual merit increases as well as higher corporate governance costs in 2003.

Interest Expense

     Interest expense increased approximately $4.9 million, or 7%, during the nine months ended September 30, 2003 as compared to the same period in 2002. This increase was primarily due to increases in borrowings in 2002 for property acquisitions and lower capitalized interest in 2003. Capitalized interest was lower in 2003 as we stopped capitalizing interest on our 6080 Center Drive development property in May 2002 and our 6100 Center Drive development property in May 2003. The increases in interest expense were partially offset by lower effective interest rates in 2003.

Depreciation and Amortization

     Depreciation and amortization expense increased by approximately $9.5 million, or 12%, during the nine months ended September 30, 2003 as compared to the same period in 2002, primarily due to depreciation related to five properties acquired in August 2002, the placement in service of our 6080 Center Drive development property in the fourth quarter of 2002 and depreciation related to capital expenditures, tenant improvements and leasing commissions placed in service subsequent to January 1, 2002.

Interest and Other Income

     Interest and other income decreased by approximately $945,000 for the nine months ended September 30, 2003 as compared to the same period in 2002, primarily due to the repayment by the borrower of a $13.7 million mortgage note receivable in the fourth quarter of 2002 and lower effective interest rates in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Cash provided by operating activities decreased by approximately $12.2 million to $141.4 million for the nine months ended September 30, 2003 as compared to $153.6 million for the same period in 2002. This decrease was primarily due to a $6.7 million reduction in our outstanding trade receivable balance during the first nine months of 2002 as a result of collection efforts instituted in 2002 and increases in trade payables in 2002 as a result of timing of payments.

     Cash provided by investing activities increased by approximately $215.3 million to an inflow of $16.9 million for the nine months ended September 30, 2003 as compared to an outflow of $198.4 million for the same period in 2002. This increase was primarily due to the acquisition of five properties in the third quarter of 2002, the proceeds of one property sold in the first quarter of 2003, five properties sold in the second quarter of 2003 and from lower development costs in 2003.

     Cash used in financing activities increased by approximately $158.1 million to an outflow of $144.1 million for the nine months ended September 30, 2003 as compared to an inflow $14.0 million for the same period in 2002. This increase was primarily due to the proceeds from our term loan in the third quarter of 2002 and higher net repayments in 2003 on our unsecured lines of credit from proceeds generated from our capital recycling program.

Available Borrowings, Cash Balance and Capital Resources

     Our Operating Partnership has an unsecured line of credit with a total commitment of $10 million from City National Bank. This line of credit accrues interest at the City National Bank Prime Rate less 0.875% and is scheduled to mature on August 1, 2004. Proceeds from this line of credit are used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of September 30, 2003, there was no outstanding balance on this line of credit and $10 million was available for additional borrowings.

     Our Operating Partnership also has an unsecured line of credit with a group of banks led by Wells Fargo. This line of credit provides for borrowings up to $310 million with an option to increase the amount to $350 million and bears interest at a rate ranging between LIBOR + 0.80% and LIBOR + 1.25% (including an annual facility fee ranging from 0.15% to 0.40% based on the aggregate amount of the line of credit) depending on the Operating Partnership’s unsecured debt rating. This line of credit matures in April 2006. In addition, as long as the Operating Partnership maintains an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the lenders may bid on the interest rate to be charged for up to $150 million of the unsecured line of credit. The Operating Partnership also has the option to convert the interest rate on this line of credit to the higher of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%. As of September 30, 2003, $150.0 million was outstanding on this line of credit and $160.0 million was available for additional borrowings.

     As of September 30, 2003, we had approximately $41.9 million in cash and cash equivalents, including $23.6 million in restricted cash. Restricted cash consisted of $13.7 million in interest bearing cash deposits required by five of our mortgage loans payable and $9.9 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

     We have entered into $150 million of forward-starting swaps during 2003 to effectively fix the 10-year Treasury rate at an average rate of approximately 4.1% for borrowings that are anticipated to occur in 2004 to refinance some of our scheduled debt maturities. The forward-starting interest rate swaps were entered into at current market rates and, therefore, had no initial cost.

     In October and November of 2003, we also entered into reverse interest rate swap agreements to float $100 million of the fixed interest rate associated with the 7.00% senior unsecured notes due in November of 2007. Under these reverse swaps, we will receive interest at a fixed rate of 7.00% and pay interest at a variable rate averaging six-month LIBOR in arrears plus 3.10%. These interest rate swaps mature at the same time the notes are due. Including these swaps, our current floating-rate debt ratio is approximately 16%.

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

     The net proceeds from these dispositions were used to reduce the outstanding balance on our Wells Fargo unsecured line of credit.

Debt Summary

     Following is a summary of scheduled principal payments for our total debt outstanding as of September 30, 2003 (in thousands):

Year	Amount

2003	$2,005
2004	182,062
2005	207,678
2006	290,063	(1)
2007	158,681
2008	230,305
2009	111,980
2010	150,565
2011	710
2012	768
Thereafter	5,445

Total	$1,340,262

(1)	Includes $150 million outstanding on our Wells Fargo unsecured line of credit.

     Following is certain other information related to our outstanding indebtedness as of September 30, 2003:

     Unsecured and Secured Debt:

			Weighted	Weighted
			Average	Average
	Balance	Percent	Interest Rate(1)	Maturity (in years)

	(000's)
Unsecured Debt	$773,350	58%	6.86%	3.4
Secured Debt	566,912	42	7.36	3.8

Total Debt	$1,340,262	100%	7.07%	3.6

     Floating and Fixed Rate Debt:

			Weighted	Weighted
			Average	Average
	Balance	Percent	Interest Rate(1)	Maturity (in years)

	(000's)
Floating Rate Debt	$100,000	8%	3.49%	2.5
Fixed Debt(2)	1,240,262	92	7.36	3.9

Total Debt	$1,340,262	100%	7.07%	3.6

(1)	Includes amortization of prepaid financing costs.

(2)	Includes $175 million of floating rate debt that has been fixed through interest rate swap agreements.

     Total interest incurred and the amount capitalized was as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Total interest incurred	$24,129	$23,651	$72,568	$69,749
Amount capitalized	(176)	(1,248)	(2,326)	(4,365)

Amount expensed	$23,953	$22,403	$70,242	$65,384

Senior Unsecured Notes Covenant Compliance Ratios

     The following table summarizes our senior unsecured notes covenant compliance ratios as of September 30, 2003 (in thousands, except percentage and covenant ratio data):

Net investment in real estate	$2,638,358
Cash and cash equivalents	18,292
Restricted Cash	23,550
Accumulated depreciation and amortization	438,770

Total Assets	$3,118,970

Total unencumbered assets	$1,773,841

Mortgage loans payable	$566,912
Unsecured lines of credit	150,000
Unsecured term loan	125,000
Unsecured senior notes, net of discount	498,350

Total Outstanding Debt	$1,340,262

Consolidated EBITDA(1), (2)	$273,796

Interest incurred(2)	$96,981
Loan fee amortization(2)	3,926

Debt Service(2)	$100,907

Covenant Ratios	Test	Actual

Total Outstanding Debt/Total Assets	Less than 60%	43%
Secured Debt/Total Assets	Less than 40%	18%
EBITDA to Debt Service	Greater than 1.5	2.7
Unencumbered Assets/Unsecured Debt	Greater than 150%	230%

(1)	Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP measurement. EBITDA is presented because we use this data and we believe this data is also used by investors as an indication of our ability to meet our debt service requirements. We consider that EBITDA, when combined with other measures, can be a useful measure to determine our ability to service debt and fund future capital expenditure requirements. However, due to the significance of the net income components excluded from EBITDA, it should not be considered an alternative to net income, cash flow from operations, or any other operating or liquidity performance measure prescribed by GAAP.

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

     We calculate EBITDA as follows:

	Three Months Ended

	9/30/03	6/30/03	3/31/03	12/31/02	9/30/02

Income from continuing operations before gain on sale of properties and minority interest	$10,496	$12,978	$14,884	$15,110	$14,502
Add:
Interest expense	23,953	23,254	23,035	23,132	22,403
Depreciation and amortization	30,578	29,537	28,458	27,126	26,368
Discontinued operations, net of minority interest	1,364	1,295	2,636	1,979	2,035
Minority interest from discontinued operations	36	198	55	54	54
Depreciation from discontinued operations	527	511	1,164	1,436	1,282

EBITDA	$66,954	$67,773	$70,232	$68,837	$66,644

(2)	Represent amounts for the most recent four consecutive quarters.

Funds from Operations

     The following table reflects the calculation of our funds from operations for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Funds From Operations:(1)
Net income	$10,541	$15,113	$44,882	$53,873
Depreciation and minority interest from discontinued operations	563	1,336	2,491	3,982
Gain on sale of discontinued properties	—	—	(5,382)	—
Depreciation and amortization	30,578	26,368	88,573	79,056
Minority interest	1,319	1,424	4,153	4,518
Gain on sale of operating properties	—	—	—	(1,273)
Distribution on Preferred Operating Partnership Units	(1,078)	(1,078)	(3,234)	(3,234)

Funds From Operations(2)	$41,923	$43,163	$131,483	$136,922

Weighted average common shares and Operating Partnership units outstanding — Diluted	65,740	66,513	65,216	66,452

(1)	We believe that funds from operations, or FFO, is a useful supplemental measure of our operating performance. We compute FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002. The White Paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles, or GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

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

(2)	Includes $572,000 and $315,000 in non-cash compensation expense for the three months ended September 30, 2003 and 2002, respectively and $1.4 million and $875,000 in non-cash compensation expense for the nine months ended September 30, 2003 and 2002, respectively.

Portfolio and Lease Information

     The following tables set forth certain information regarding our properties as of September 30, 2003.

PORTFOLIO SUMMARY
As of September 30, 2003

										Property Operating Results(1)

	Number of			Number of			Approximate Net			Three Months Ended		Nine Months Ended
Location	Properties			Buildings			Rentable (Sq. Ft.)			September 30, 2003		September 30, 2003

										(in thousands and unaudited)
	Total		% of Total	Total		% of Total	Total		% of Total	Total	% of Total	Total	% of Total

Los Angeles County
West(2)	30		23%	32		15%	4,882,004		26%	$25,738	37%	$77,588	37%
North	29		22%	46		21%	3,231,591		17%	11,585	17%	33,894	16%
South	16		12%	21		10%	3,057,925		17%	10,157	15%	29,759	14%

Subtotal	75		57%	99		46%	11,171,520		60%	47,480	69%	141,241	67%
Orange County	23		18%	56		26%	3,676,119		20%	11,376	16%	34,562	17%
San Diego County	25		19%	40		18%	2,857,195		15%	8,399	12%	26,177	13%
Ventura/Kern Counties	6		5%	17		8%	778,363		4%	2,348	3%	7,136	3%
Riverside County(3)	1		1%	4		2%	133,481		1%	—	—	—	—

Total	130	(4)	100%	216	(4)	100%	18,616,678	(4)	100%	$69,603	100%	$209,116	100%

(1)	Excludes the operating results of one property sold during the first quarter of 2003 and five properties sold during the second quarter of 2003 and four properties currently classified as held for disposition. The operating results for these properties are reported as part of discontinued operations in our quarterly operating results.

(2)	Includes a retail property with approximately 37,000 net rentable square feet.

(3)	Consists of a retail property with approximately 133,000 net rentable square feet.

(4)	Including one development property currently under lease-up, our total portfolio consists of 131 properties with 217 buildings and approximately 18.9 million rentable square feet.

PORTFOLIO OCCUPANCY AND IN-PLACE RENTS
As of September 30, 2003

	Percent		Percent		Annualized Base Rent
Location	Occupied		Leased		Per Leased Square Foot(1)

					Portfolio	Full Service
					Total	Gross Leases(2)

Los Angeles County
West	92.8	%(3)	95.2	%(3)	$28.02	$28.13
North	90.7%		93.1%		21.55	22.38
South	86.2%		87.9%		19.32	20.43
Orange County	92.1%		94.5%		18.33	21.75
San Diego County	82.6%		84.6%		19.15	23.62
Ventura/Kern Counties	97.7%		97.9%		18.68	19.17
Riverside County	96.8%		99.4%		12.81	—

Total/Weighted Average	89.9%		92.0%		$21.77	$23.79

(1)	Based on monthly contractual base rent under existing leases as of September 30, 2003, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	Excludes 36 properties and approximately 3.9 million square feet under triple net and modified gross leases.

(3)	Excludes a 283,000 net rentable square foot development property under lease-up that is currently 61% leased and 9% occupied.

TEN LARGEST TENANTS
As of September 30, 2003

		Weighted	Percentage of	Percentage of
		Average	Aggregate	Aggregate
		Remaining	Portfolio	Portfolio		Annualized
	Number of	Lease Term	Leased	Annualized	Net Rentable	Base Rent
Tenant	Locations	in Months	Square Feet	Base Rent(1)	Square Feet	(in thousands)

State of California	24	46	2.24%	2.20%	384,358	$8,203
Vivendi Universal	2	79	1.35	2.09	231,681	7,792
University of Phoenix	6	14	1.49	1.37	255,168	5,090
Univision Television Group	1	217	0.97	1.14	166,363	4,246
Ceridian Corporation	2	77	0.89	0.94	152,071	3,507
SBC Communications, Inc.	4	21	0.85	0.87	145,663	3,240
Atlantic Richfield	1	35	0.79	0.77	135,609	2,887
State Compensation Insurance Fund	1	54	0.66	0.71	113,513	2,656
U.S. Government	15	36	0.67	0.71	113,854	2,639
Haight, Brown & Bonesteel, LLP	1	94	0.36	0.69	61,399	2,579

Total/Weighted Average(2)	57	63	10.27%	11.49%	1,759,679	$42,839

(1)	Annualized base rent is calculated as monthly contractual base rent under existing leases as of September 30, 2003 multiplied by 12; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	The weighted average calculation is based on net rentable square footage leased by each tenant.

LEASING ACTIVITY

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003

Net Absorption (square feet)	64,287	(39,788)

Gross New Leasing Activity (square feet)	474,336	1,472,539

Retention Rate	65.9%	63.2%

Cash Rent Growth(1):
Expiring Rate	$22.76	$21.02

New / Renewed Rate	$20.88	$20.42

Decrease	(8%)	(3%)

GAAP Rent Growth(2):
Expiring Rate	$21.84	$20.21

New / Renewed Rate	$22.18	$21.54

Increase	2%	7%

Weighted Average Lease Term in Months	47	51

Tenant Improvements and Commissions (per square foot):
New(3)	$23.79	$22.09

Renewal	$8.79	$11.42 (4)

Capital Expenditures (per square foot):
Recurring	$0.02	$0.09

Non-recurring	$0.03	$0.06

(1)	Represents the difference between initial market rents on new and renewed leases as compared to the expiring cash rents on the same space.

(2)	Represents estimated cash rent growth adjusted for straight-line rents.

(3)	Excludes all newly developed or renovated square footage or square footage vacant at acquisition.

(4)	Includes two tenants with approximately 140,000 net rentable square feet that extended their leases early in the first quarter of 2003 for an average of eight years that will not use their tenant improvement allowance until 2004. Excluding these two renewals, tenant improvements and commissions for renewal leases for the nine months ended September 30, 2003 averaged $9.38 per square foot.

PORTFOLIO DIVERSIFICATION

As of September 30, 2003

			Percentage of
		Occupied	Total
	NAICS	Square	Occupied
North American Industrial Classification System Description	Code	Feet	Portfolio

Professional, Scientific, and Technical Services	541	4,464,027	26.68%
Finance and Insurance	521-525	2,624,913	15.69
Information	511-519	2,006,107	11.99
Manufacturing	311-339	1,366,133	8.16
Health Care and Social Assistance	621-624	1,098,471	6.56
Administrative and Support and Waste Management and Remediation Services	561-562	671,986	4.01
Public Administration	921-928	764,352	4.57
Educational Services	611	739,895	4.42
Real Estate, Rental and Leasing	531-533	753,570	4.50
Wholesale Trade	423-425	547,050	3.27
Transportation and Warehousing	481-493	389,353	2.33
Arts, Entertainment, and Recreation	711-713	332,879	1.99
Construction	236-238	250,951	1.50
Accommodation and Food Services	721-722	184,221	1.10
Other Services (except Public Administration)	811-814	270,090	1.61
Retail Trade	441-454	139,961	0.84
Mining	211-213	73,307	0.44
Management of Companies and Enterprises	551	21,970	0.13
Utilities	221	8,795	0.05
Agriculture, Forestry, Fishing and Hunting	111-115	6,065	0.04
Other — Uncategorized		20,609	0.12

Square Feet Occupied by Tenants at 9/30/03		16,734,705	100.00%

LEASE EXPIRATIONS

As of September 30, 2003

							2008 and
		Q4-03	2004	2005	2006	2007	Thereafter

Los Angeles County:
West	Expiring SF (1)	219,386	686,873	757,916	493,631	549,901	1,906,974
	% of Leased SF(2)	1.28%	4.01%	4.42%	2.88%	3.21%	11.13%
	Rent per SF(3)	$29.24	$27.36	$27.29	$29.26	$29.39	$34.23
North	Expiring SF(1)	113,631	651,651	414,295	396,269	439,911	929,456
	% of Leased SF(2)	0.67%	3.80%	2.42%	2.32%	2.57%	5.43%
	Rent per SF(3)	$22.97	$21.28	$23.12	$24.35	$22.64	$23.52
South	Expiring SF(1)	57,064	499,740	707,031	301,915	214,421	819,553
	% of Leased SF(2)	0.33%	2.92%	4.13%	1.76%	1.25%	4.78%
	Rent per SF(3)	$21.14	$20.74	$15.64	$22.79	$23.32	$22.57

Subtotal —
Los Angeles County	Expiring SF(1)	390,081	1,838,264	1,879,242	1,191,815	1,204,233	3,655,983
	% of Leased SF(2)	2.28%	10.73%	10.97%	6.96%	7.03%	21.34%
	Rent per SF(3)	$26.33	$23.40	$21.99	$25.99	$25.84	$28.89
Orange County	Expiring SF(1)	216,910	717,667	620,228	813,624	403,021	608,106
	% of Leased SF(2)	1.27%	4.19%	3.62%	4.75%	2.35%	3.55%
	Rent per SF(3)	$16.09	$16.34	$21.04	$19.65	$20.58	$22.82
San Diego County	Expiring SF(1)	100,278	483,487	544,940	344,506	159,161	775,209
	% of Leased SF(2)	0.58%	2.82%	3.18%	2.01%	0.93%	4.53%
	Rent per SF(3)	$18.82	$20.10	$18.69	$22.56	$24.03	$22.94
All Others	Expiring SF(1)	22,688	221,151	152,560	208,206	85,679	199,087
	% of Leased SF(2)	0.13%	1.29%	0.89%	1.21%	0.50%	1.16%
	Rent per SF(3)	$20.68	$17.66	$19.94	$19.66	$16.92	$18.88

Total Portfolio	Expiring SF(1)	729,957	3,260,569	3,196,970	2,558,151	1,852,094	5,238,385

	% of Leased SF(2)	4.26%	19.03%	18.66%	14.93%	10.81%	30.58%

	Rent per SF(3)	$22.08	$20.97	$21.14	$23.00	$24.13	$26.93

(1)	Represents the rentable square footage of expiring leases. For 2003, represents expirations from July 1, 2003 through December 31, 2003, not including month-to-month tenants.

(2)	Percentage of total rentable square footage expiring during the period.

(3)	Represents annualized ending cash rents of expiring leases.

QUARTERLY EXPIRATIONS FOR 2004
As of September 30, 2003

		Q1-04	Q2-04	Q3-04	Q4-04

Los Angeles County:
West	Expiring SF (1)	129,067	204,021	181,666	172,119
	% of Leased SF(2)	0.76%	1.19%	1.06%	1.00%
	Rent per SF(3)	$25.47	$25.70	$27.96	$30.10
North	Expiring SF(1)	89,083	92,425	155,314	314,829
	% of Leased SF(2)	0.52%	0.54%	0.90%	1.84%
	Rent per SF(3)	$20.57	$23.45	$23.18	$19.92
South	Expiring SF(1)	98,366	114,012	208,484	78,878
	% of Leased SF(2)	0.57%	0.67%	1.22%	0.46%
	Rent per SF(3)	$26.27	$20.28	$18.24	$21.10

Subtotal —
Los Angeles County	Expiring SF(1)	316,516	410,458	545,464	565,826
	% of Leased SF(2)	1.85%	2.40%	3.18%	3.30%
	Rent per SF(3)	$24.34	$23.69	$22.88	$23.18
Orange County	Expiring SF(1)	213,901	155,238	133,667	214,861
	% of Leased SF(2)	1.25%	0.91%	0.78%	1.25%
	Rent per SF(3)	$14.32	$19.97	$19.75	$13.62
San Diego County	Expiring SF(1)	196,238	74,040	134,849	78,360
	% of Leased SF(2)	1.14%	0.43%	0.79%	0.46%
	Rent per SF(3)	$19.95	$20.26	$24.21	$13.25
All Others	Expiring SF(1)	31,903	10,257	82,951	96,040
	% of Leased SF(2)	0.19%	0.05%	0.49%	0.56%
	Rent per SF(3)	$20.17	$18.20	$15.85	$18.34

Total Portfolio	Expiring SF(1)	758,558	649,993	896,931	955,087

	% of Leased SF(2)	4.43%	3.79%	5.24%	5.57%

	Rent per SF(3)	$20.20	$22.32	$21.96	$19.73

(1)	Represents the square footage of expiring leases, not including month-to-month tenants.

(2)	Percentage of total rentable square footage expiring during the period.

(3)	Represents annualized ending cash rents of expiring leases.

DEVELOPMENT SUMMARY
As of September 30, 2003

Estimated
Year 1
Stabilized
		Costs					Cash Property	Estimated	Estimated
		Incurred	Estimated	Percent	Shell	Estimated	Operating	Year 1	Year 1
	Square	To Date	Total Cost(1)	Leased at	Completion	Stabilization	Results	Annual	Annual
Property	Feet	(in thousands)	(in thousands)	10/28/03	Date	Date	(in thousands)	Cash Yield	GAAP Yield(2)

Howard Hughes Center:
6100 Center Drive	283,000	$71,659	$81,500	61%	2nd Qtr 2002	4th Qtr 2003	$6,450	7.9%	8.9%

(1)	Estimated total cost includes purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during development, as well as an allocation of land and master plan costs. We have entitlements to construct an additional approximately 425,000 net rentable square feet of office space and have two parcels entitled for hotel developments for up to 600 hotel rooms at the Howard Hughes Center.

(2)	Estimated Year 1 Annual GAAP Yield includes an adjustment for straight-line rents.

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

Interest Rate Risk

     In order to modify and manage the interest characteristics of our outstanding debt and limit the effects of interest rates on our operations, we may use a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counter-party credit risk. We do not enter into any transactions for speculative or trading purposes. During 2002, we entered into interest rate swap agreements fixing the interest rates on variable debt with notional amounts totaling $175.0 million. During 2003, we entered into $150 million of forward-starting swap agreements fixing the 10-year Treasury rate for borrowings that are anticipated to occur in 2004 to refinance some of our scheduled debt maturities. In October and November of 2003, we also entered into reverse interest rate swap agreements to float $100 million of the fixed interest rate associated with the 7.00% senior unsecured notes due in November 2007.

     Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of September 30, 2003, a 1% increase in interest rates on our $100.0 million of floating rate debt would decrease annual future earnings and cash flows by approximately $1.0 million and would not have an impact on the fair value of the floating rate debt. Conversely, a 1% decrease in interest rates on our $100.0 million of floating rate debt would increase annual future earnings and cash flows by approximately $1.0 million and would not have an impact on the fair value of the floating rate debt. The weighted average interest rate on our floating debt as of September 30, 2003 was 3.49%.

     Our fixed rate debt totaled $1,240.3 million as of September 30, 2003 with a weighted average interest rate of 7.36% and a total fair value of approximately $1,294.3 million. A 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $36.1 million and would not have an impact on future earnings and cash flows. A 1% increase in interest rates would decrease the fair value of our fixed rated debt by approximately $33.8 million and would not have an impact on future earnings and cash flows.

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

     As required by Securities Exchange Act Rule 13a—15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

     We are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results of operations. There were no material changes in our legal proceedings during the three months ended September 30, 2003.

Item 2. Changes in Securities

     See Item 6(b) below regarding the expiration of the preferred stock purchase rights.

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of Matters to a Vote of Security Holders — None

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.46*	Second Amended and Restated Agreement of Limited Partnership of Arden Realty Limited Partnership, dated September 7, 1999, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on November 15, 1999.

10.47*	Admission of New Partners and Amendment to Limited Partnership Agreement entered into as of the 20th day of December, 2000, by and between Arden Realty Limited Partnership and the persons identified as the “New Partners” therein, filed as an exhibit to Arden Realty Limited Partnership’s annual report on Form 10-K filed with the Commission on March 30, 2001.

10.48*	Second Amendment to Limited Partnership Agreement entered into as of September 13, 2003, by Arden Realty Limited Partnership, filed as an exhibit to Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed with the Commission on November 13, 2003.

31.1	Officers’ certifications pursuant to Rule 13a—14(a) or Rule 15d—14(a).

32.1	Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(*)	Incorporated by reference.

(1)	In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this Report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

(b)	Reports on Form 8-K

     On July 1, 2003, we filed a report on Form 8-K (Items 5 and 7) regarding the vote of our Board of Directors to amend our stockholder rights agreement. Under the terms of the amendment, the preferred stock purchase rights issued under the rights agreement expired at the close of business on June 30, 2003, rather than on August 28, 2008, as initially provided under the rights agreement. In addition, the rights agreement terminated upon the expiration of the preferred stock purchase rights.

     On July 31, 2003, we filed a report on Form 8-K (Item 12) relating to our financial information for the quarter ended June 30, 2003 as presented in a press release dated July 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN REALTY, INC.

Date: November 13, 2003	By:	/s/ Andrew J. Sobel

Andrew J. Sobel Executive Vice President — Strategic Planning and Operations

Date: November 13, 2003	By:	/s/ Richard S. Davis

Richard S. Davis Senior Vice President and Chief Financial Officer