Form 10-K
period 2003-12-31
ARDEN REALTY INC
filed 2004-03-15
CIK 1013794

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

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

      The aggregate market value of the shares of common stock held by non-affiliates was approximately $1.6 billion based on the closing price on the New York Stock Exchange for such shares on June 30, 2003.

      The number of the Registrant’s shares of common stock outstanding was 65,315,254 as of March 11, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

ARDEN REALTY, INC.

i

PART I

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

      The terms “Arden Realty”, “us”, “we” and “our” as used in this report refer to Arden Realty, Inc. We were incorporated in Maryland in May 1996 and completed our initial public offering in October 1996. Commencing with our taxable year ended December 31, 1996, we have operated and qualified as a real estate investment trust, or REIT, for federal income tax purposes. We are a self-administered and self-managed REIT that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are the sole general partner of Arden Realty Limited Partnership, or the Operating Partnership, and as of December 31, 2003, we owned approximately 97.4% of the Operating Partnership’s common partnership units. We conduct substantially all of our operations through the Operating Partnership and its consolidated subsidiaries.

(b)	INDUSTRY SEGMENTS

      We are currently involved in only one industry segment, the operation of commercial real estate located in Southern California. All of the financial information contained in this report relates to this industry segment.

(c)	DESCRIPTION OF BUSINESS

      We are a full-service real estate organization managed by 7 senior executive officers who have experience in the real estate industry ranging from 13 to 34 years and who collectively have an average of 18 years of experience. We perform all property management, construction management, accounting, finance and acquisition and disposition activities and a majority of our leasing transactions for our portfolio with our staff of approximately 300 employees.

      As of December 31, 2003, we were Southern California’s largest publicly traded office landlord as measured by total net rentable square feet owned. As of December 31, 2003, our portfolio of primarily suburban office properties consisted of 130 properties and 215 buildings containing approximately 18.9 million net rentable square feet including one development property with approximately 283,000 net rentable square feet under lease-up. As of December 31, 2003, our operating portfolio was 90.4% occupied.

     Portfolio Management

      We perform all portfolio management activities, including management of all lease negotiations, construction management of tenant improvements or tenant build-outs, property renovations, capital expenditures and on-site property management for our portfolio. We directly manage these activities from approximately 45 management offices located throughout our portfolio. The activities of these management offices are supervised by four regional offices with oversight by our corporate office to ensure consistency of the application of our operating policies and procedures. Each regional office is strategically located within the

Southern California submarkets where our properties are located and is managed by a regional First Vice President who is responsible for supervising the day-to-day activities of our management offices. Each regional office is staffed with leasing, property management, building engineering, construction and information systems specialists, referred to as our Regional Service Teams. By maintaining a regionally focused organizational structure led by seasoned managers, we are able to quickly respond to our tenants’ needs and market opportunities.

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

      We currently lease approximately 60% of our portfolio’s net rentable space using our in-house staff. We employ outside brokers who are monitored by our Regional Service Teams for the remainder of our net rentable space. Our in-house leasing program allows us to closely monitor rental rates and lease terms for new and renewal leases and reduce third-party leasing commissions.

     Business Strategies

      Our primary business strategy is to actively manage our portfolio to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. When market conditions permit, we may also selectively develop, renovate or acquire new properties in submarkets that add value and fit strategically into our portfolio. We may also sell existing properties and place the proceeds into investments that we believe will generate higher long-term value.

      Through our corporate office and regional offices, we implement our business strategies by:

•	using integrated decision making to provide proactive solutions to the space needs of tenants in the markets where we have extensive real estate and technical expertise;

•	emphasizing quality service and tenant satisfaction and retention;

•	employing intensive property marketing and leasing programs; and

•	implementing cost control management techniques and systems that capitalize on economies of scale and concentration arising from the size and geographic focus of our portfolio.

      We believe the implementation of these operating practices has been instrumental in maximizing the operating results of our portfolio.

      Integrated Decision Making

      We use a multidisciplinary approach to our decision making by having our regional management, leasing, construction management, acquisition, disposition and finance teams coordinate their activities to enhance responsiveness to market opportunities and to provide proactive solutions to the space needs of tenants in the submarkets where we have extensive real estate and technical expertise. This integrated approach permits us to analyze the specific requirements of existing and prospective tenants and the economic terms and costs for each transaction on a timely and efficient basis. We are therefore able to commit to leasing, development, acquisition or disposition terms quickly, which facilitates an efficient completion of lease negotiation and tenant build-out, shorter vacancy periods after lease expirations and the timely completion of development, acquisition or disposition transactions.

      Quality Service and Tenant Satisfaction

      We strive to provide quality service through our multidisciplinary operating approach resulting in timely responses to our tenants’ needs. Our seasoned Regional Service Teams interact and resolve issues relating to tenant satisfaction and day-to-day operations. For portfolio-wide operational and administrative functions, our corporate office provides support to all regional offices and provides immediate response for critical operational issues. Providing quality service leads to enhanced tenant retention.

      Proactive Marketing and Leasing

      The concentration of many of our properties within particular office submarkets and our relationships with a broad array of businesses and outside brokers enables us to pursue proactive marketing and leasing strategies, to effectively monitor the demand of office space in our existing submarkets, to efficiently examine the office space requirements of existing and prospective tenants and to offer tenants a variety of space alternatives across our portfolio.

      Cost Control and Operating Efficiencies

      The size and geographic focus of our portfolio permits us to enhance portfolio value by controlling operating costs. We seek to capitalize on the economies of scale and concentration which result from the geographic focus of our portfolio through the ownership and management of multiple properties within particular submarkets and the maintenance of standardized processes and systems for cost control at each of our properties. These cost controls and operating efficiencies allowed us to achieve a 67.9% ratio of property operating results to total property revenues in 2003.

     Operating Strategies

      Based on our geographic focus in Southern California, experience in the local real estate markets and our evaluation of current market conditions, we believe the following key factors provide us with opportunities to maximize returns:

•	the broad diversification and balance of the Southern California economy and our tenant base minimizes our dependence on any one industry segment or limited group of tenants;

•	the relative resiliency of the Southern California real estate market, as measured by lower vacancy rates compared to the national average and a lower decline in rental rates in our key submarkets than the average decreases in rates reported for the nation since the beginning of the office real estate sector downturn in 2001; and

•	the limited construction of new office properties in the Southern California region due to substantial building construction limitations and a minimal amount of developable land in many key submarkets.

      Internal Operating Strategy

      We believe that opportunities exist to increase cash flow from our existing portfolio. We intend to pursue internal growth by:

•	stabilizing occupancy throughout our portfolio;

•	capitalizing on economies of scale and concentration due to the size and geographic focus of our portfolio;

•	controlling operating expenses through active cost control management techniques and systems; and

•	sourcing new and innovative revenue streams while providing high quality services to our tenants.

        Stabilizing Portfolio Occupancy

      Various published reports noted that Southern California achieved approximately 4.1 million square feet of positive net absorption in 2003 with average rental rates declining less than 2% during the year. We believe that we have been successful in attracting and retaining a diverse tenant base by actively managing our properties with an emphasis on tenant satisfaction and retention. Our in-house leasing teams, working with outside leasing brokers, continuously monitor each market to identify strong prospective tenants who are in need of new or additional space. We also strive to be responsive to the needs of existing tenants through our on-site professional management staff and by providing them with alternative space within our portfolio to accommodate their changing space requirements.

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

        Cost Control Management Techniques and Systems

      We plan to continue controlling our operating expenses through active management at all of our properties. We focus on cost control in various areas of our operations. We continuously monitor the operating performance of our properties and employ energy-enhancing purchasing and expense recovery technologies when appropriate. These system enhancements include:

•	lighting retrofits;

•	replacement of inefficient heating, ventilation and air conditioning systems;

•	computer-driven energy management systems that monitor and react to the climatic requirements of individual properties;

•	automated security systems that allow us to provide security services to our tenants at a lower cost;

•	online bid purchasing of supplies, building materials and construction services;

•	enhancement of billing systems, which enable us to more efficiently recover operating expenses from our tenants; and

•	on-going preventive maintenance programs to operate our building systems efficiently, thereby reducing operating costs.

        Sourcing Additional Revenue While Providing High Quality Services to Tenants

      We have invested in energy enhancement programs within our portfolio with the aim of reducing energy consumption, enhancing efficiency and lowering operating costs. From 2000 through 2002, we were recognized by the Environmental Protection Agency with the national Commercial Real Estate Partner of the Year award for our performance in the Energy Star Program. The competition involves top commercial real estate landlords throughout the United States and rigorous bench-marking procedures that track individual building energy efficiency. Of the 673 total Energy Star designated office buildings awarded nationally during that three year period, 309 were awarded in California; of those, we had 83 award-winning buildings and were cited for having the most energy efficient buildings within a single portfolio in the nation.

      In 2001, we formed our taxable REIT subsidiary, Next>edge, to market our expertise in energy solutions and facilities management. In 2002, Next>edge began to assist companies in increasing their energy efficiency and reducing costs by employing the latest technologies and the most energy-efficient operational strategies developed to date. These technologies include lighting, heating, ventilation and air conditioning retrofits, energy management system installations, on-site distributed generation and cogeneration projects and solar energy systems.

      External Operating Strategy

      We believe in the diversity and balance of the Southern California commercial real estate market, and we intend to continue to focus our resources primarily in that region. We have assembled a management team that has extensive experience and knowledge in that market which we believe provides us with a competitive advantage in identifying and capitalizing on selective development, renovation and acquisition opportunities.

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

     California Electric Utility Deregulation

      Problems associated with deregulation of the electric industry in California have resulted in significantly higher costs in some areas. All of our properties are currently located in areas served by utilities that either produce their own electricity, or that have procured long-term, fixed-rate contracts with commercial electrical providers. While we have no information suggesting that any future service interruptions are expected, we believe that higher utility costs may continue as price increases are allowed by the California Public Utility Commission or other regulatory agencies.

      Approximately 27% of our properties and 21% of the total rentable square footage of our portfolio are subject to leases that require our tenants to pay all utility costs and the remainder provide that our tenants will reimburse us for utility costs in excess of a base year amount. See “Risk Factors — Rising energy costs and power outages in California may have an adverse effect on our operations and revenue.”

      We are also working with other companies to provide our properties with new applications of distributed generation, or on-site energy systems, such as solar microturbines, natural gas reciprocating engines, fuel cells and other “green” power alternatives. Lastly, we maintain ongoing communication with our tenants to assist them in ways to lower consumption in their workplace.

Employees

      As of December 31, 2003, we had approximately 300 full-time employees that perform all of our property management, construction management, accounting, finance and acquisition and disposition activities and a majority of our leasing transactions.

Available Information

      We file with the Securities and Exchange Commission, or SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, proxy statements and registration statements. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain public information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information regarding registrants, including us, that file electronically. This annual report on Form 10-K and other periodic and current reports, and amendments to those reports, filed or furnished with the SEC, are also available, free of charge, by viewing the SEC filings available in the Investor Information section of our website at www.ardenrealty.com as soon as reasonably practicable after we file or furnish them with the SEC.

(d)	FOREIGN OPERATIONS

      We do not engage in any foreign operations or derive any revenue from foreign sources.

ITEM 2.	Properties

Existing Portfolio

      Our portfolio consists of 130 primarily office properties, containing approximately 18.9 million net rentable square feet, including one development property with approximately 283,000 net rentable square feet under lease-up, that individually range from approximately 12,000 to 600,000 net rentable square feet. Of the 129 properties currently in service in our portfolio, 127, or 98%, are office properties. All of our properties are located in Southern California and most are in suburban areas in close proximity to main thoroughfares. We believe that our properties are located within desirable and established business communities and are well maintained. Our properties offer an array of amenities including high-speed internet access, security, parking, conference facilities, on-site management, food services and health clubs.

      Following is a summary of our property portfolio as of December 31, 2003:

										Property Operating
										Results(2),(3)

							Approximate Net
	Number of			Number of			Rentable Square			For the Year Ended
	Properties(1)			Buildings(1)			Feet(1)			December 31, 2003

			% of			% of			% of		% of
Location	Total		Total	Total		Total	Total		Total	Total	Total

										($000’s and
										unaudited)
Los Angeles County
West(4)	30		23%	32		15%	4,882,004		26%	$104,331	37%
North	27		21%	43		20%	3,149,186		17%	45,590	16%
South	16		12%	21		10%	3,057,925		16%	39,457	14%

Subtotal	73		56%	96		45%	11,089,115		59%	189,378	67%
Orange County	23		18%	56		26%	3,676,119		20%	46,278	17%
San Diego County	26		20%	41		19%	2,958,628		16%	35,506	13%
Ventura/ Kern Counties	6		5%	17		8%	778,363		4%	9,620	3%
Riverside County(5)	1		1%	4		2%	133,481		1%	—	—

Total	129	(6)	100%	214	(6)	100%	18,635,706	(6)	100%	$280,782	100%

(1)	Includes two properties with approximately 295,000 net rentable square feet held for disposition.

(2)	Property Operating Results is a non-GAAP measure of performance. Property Operating Results is used by investors and our management to evaluate and compare the performance of our office properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds of the property owner, (2) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with Generally Accepted Accounting Principles, or GAAP, or (3) general and administrative expenses and other specific costs such as permanent impairments to carrying costs. The cost of funds is eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased in value as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our office properties as well as trends in occupancy rates, rental rates and operating costs.

However, the usefulness of Property Operating Results is limited because it excludes general and administrative costs, interest expense, interest income, depreciation and amortization expense and gains or losses from the sale of properties, changes in value in our real estate properties that result from use or permanent impairment to carrying costs as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. Property Operating Results may fail to capture significant trends in these components of net income which further limits its usefulness.

Property Operating Results is a measure of the operating performance of our office properties but does not measure our performance as a whole. Property Operating Results is therefore not a substitute for net income as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income computed in accordance with GAAP and discussions elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the components of net income that are eliminated in the calculation of Property Operating Results. Other companies may use different methods for calculating Property Operating Results or similarly entitled measures and, accordingly, our Property Operating Results may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.

The following is a reconciliation of Property Operating Results to net income computed in accordance with GAAP (in thousands):

	Year Ended December 31,

	2003	2002	2001

Net Income	$58,509	$70,175	$97,759
Add:
General and administrative expense	18,123	13,166	12,143
Interest expense	93,767	88,516	86,651
Depreciation and amortization	118,114	106,182	98,136
Minority interest	5,536	5,999	7,304
Less:
Interest and other income	(734)	(2,542)	(2,941)
Gain on sale of discontinued properties	(5,937)	—	—
Discontinued operations, net of minority interest	(6,596)	(8,692)	(7,850)
Gain on sale of operating properties	—	(1,967)	(4,591)

Property Operating Results	$280,782	$270,837	$286,611

(3)	Excludes the operating results of one property sold during the first quarter of 2003, five properties sold during the second quarter of 2003, two properties sold during the fourth quarter of 2003 and two properties classified as held for disposition. The operating results for these properties are reported as part of discontinued operations in our consolidated statements of income.

(4)	Includes a retail property with approximately 37,000 net rentable square feet.

(5)	Includes a retail property with approximately 133,000 net rentable square feet.

(6)	Including one development property currently under lease-up, our total portfolio consists of 130 properties with 215 buildings and approximately 18.9 million rentable square feet.

     The following is a summary of our occupancy and in-place rents as of December 31, 2003:

					Annualized Base Rent Per
					Leased Square Foot(1)

	Percent		Percent		Portfolio	Full Service
Location	Occupied		Leased		Total	Gross Leases(2)

Los Angeles County
West	92.3	%(3)	94.4	%(3)	$27.96	$28.07
North	90.6%		92.2%		21.63	22.47
South	86.6%		87.7%		19.39	20.51
Orange County	93.2%		94.4%		18.35	21.70
San Diego County	85.3%		87.9%		19.27	23.52
Ventura/ Kern Counties	96.9%		97.9%		18.77	19.26
Riverside County	99.4%		99.4%		12.76	—

Total/ Weighted Average	90.4%		92.1%		$21.76	$23.78

(1)	Based on monthly contractual base rent under existing leases as of December 31, 2003, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	Excludes 35 properties and approximately 3.9 million square feet under triple net and modified gross leases.

(3)	Excludes a 283,000 net rentable square foot development property under lease-up that as of February 4, 2004 was 74% leased and 60% occupied.

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

      The following table summarizes information about this property as of December 31, 2003:

Estimated
							Year 1	Estimated	Estimated
							Stabilized	Year 1	Year 1
				Percent	Shell	Estimated	Cash Property	Annual	Annual
	Square	Costs Incurred	Estimated	Leased at	Completion	Stabilization	Operating	Cash	GAAP
Property	Feet	To Date	Total Cost(1)	2/4/04	Date	Date(2)	Results(3)	Yield	Yield(4)

		(in thousands)	(in thousands)				(in thousands)
Howard Hughes Center:
6100 Center Drive	283,000	$75,627	$81,500	74%	2nd Qtr 2002	2nd Qtr 2004	$6,450	7.9%	8.9%

(1)	Estimated total cost includes purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during development, as well as an allocation of land and master plan costs.

(2)	We consider a property to be stabilized when the property is at least 95% leased.

(3)	We consider stabilized Cash Property Operating Results to be the rental revenues from the property less the operating expenses of the property on a cash basis before deducting financing costs (interest and principle payments) after the property is at least 95% leased. Property Operating Results are discussed in greater detail in Note (2) to the Existing Portfolio summary table above.

(4)	Estimated Year 1 Annual GAAP Yield includes an adjustment for straight-line rents.

     In addition to the property above, we have entitlements and preliminary architectural designs completed for an additional 475,000 net rentable square feet. We also have construction entitlements at the Howard Hughes Center for up to 600 hotel rooms. We do not intend to commence construction on any additional build-to-suit buildings or hotels at the Howard Hughes Center until development plans and budgets are finalized and build-to-suit tenant leases are signed with terms allowing us to achieve yields commensurate with each project’s development risk.

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

Dispositions

      The following table summarizes our disposition activity during 2003:

				Property	Square	Gross Sales
Property	County	Submarket	Date of Sale	Type	Feet	Price

						($000’s)
9201 Sunset	Los Angeles	West Hollywood	March 11, 2003	Office	139,711	$32,350
Centrelake Plaza	San Bernardino	Inland Empire West	April 11, 2003	Office	110,763	14,395
Havengate Center	San Bernardino	Inland Empire East	April 11, 2003	Office	80,557	10,521
HDS Plaza	San Bernardino	Inland Empire East	April 11, 2003	Office	104,178	12,371
Chicago Avenue Business Park	Riverside	Inland Empire East	April 11, 2003	Office	47,482	6,113
Lambert Plaza	Orange	North County	May 22, 2003	Office	32,807	5,000
Pennsfield Plaza	Los Angeles	Simi/ Conejo Valley	November 5, 2003	Office	21,202	3,555
Lyons Plaza	Los Angeles	Simi/ Conejo Valley	December 11, 2003	Office	61,203	9,200

					597,903	$93,505

Acquisitions

      The following table summarizes our acquisition activity during 2003:

						Gross
				Property	Square	Purchase
Property	County	Submarket	Date of Purchase	Type	Feet	Price

						($000’s)
Governor Executive Centre II	San Diego	Governor Park	December 23, 2003	Office	101,433	$23,400

      The following table presents specific information regarding our 129 stabilized properties as of December 31, 2003:

			Year(s)	Approximate
Property			Built/	Net Rentable
Name	Submarket	Location	Renovated	Square Feet

Los Angeles County
Los Angeles West
9665 Wilshire	Beverly Hills/ Century City	Beverly Hills	1972/ 92-93	158,684
Beverly Atrium	Beverly Hills/ Century City	Beverly Hills	1989	59,650
8383 Wilshire	Beverly Hills/ Century City	Beverly Hills	1971/ 93	417,463
120 S. Spalding	Beverly Hills/ Century City	Beverly Hills	1984	60,656
9100 Wilshire Blvd	Beverly Hills/ Century City	Beverly Hills	1971/ 90	326,227
Century Park Center	Beverly Hills/ Century City	Los Angeles	1972/ 94	243,404
10350 Santa Monica	Beverly Hills/ Century City	Los Angeles	1979	42,292
10351 Santa Monica	Beverly Hills/ Century City	Los Angeles	1984	96,251
Westwood Terrace	Westwood/ West Los Angeles	Los Angeles	1988	135,943
1950 Sawtelle	Westwood/ West Los Angeles	Los Angeles	1988/ 95	103,106
10780 Santa Monica	Westwood/ West Los Angeles	Los Angeles	1984	92,486
Wilshire Pacific Plaza	Westwood/ West Los Angeles	Los Angeles	1976/ 87	100,122
World Savings Center(2)	Westwood/ West Los Angeles	Los Angeles	1983	469,115
11075 Santa Monica	Westwood/ West Los Angeles	Los Angeles	1983	35,696
2730 Wilshire	Westwood/ West Los Angeles	Santa Monica	1985	55,080
2800 28th Street	Westwood/ West Los Angeles	Santa Monica	1979	103,506
1919 Santa Monica	Westwood/ West Los Angeles	Santa Monica	1991	43,796
2001 Wilshire Blvd	Westwood/ West Los Angeles	Santa Monica	1980	101,125
Westwood Center	Westwood/ West Los Angeles	Santa Monica	1965/ 2000	313,000
400 Corporate Pointe	Marina Area/ Culver City/ LAX	Culver City	1987	164,598
600 Corporate Pointe	Marina Area/ Culver City/ LAX	Culver City	1989	273,339
Bristol Plaza	Marina Area/ Culver City/ LAX	Culver City	1982	84,014
Northpoint	Marina Area/ Culver City/ LAX	Los Angeles	1991	104,235
Howard Hughes Spectrum Club	Marina Area/ Culver City/ LAX	Los Angeles	1993	36,959
Howard Hughes Tower	Marina Area/ Culver City/ LAX	Los Angeles	1987	313,833
6060 Center Drive	Marina Area/ Culver City/ LAX	Los Angeles	2000	241,928
6080 Center Drive	Marina Area/ Culver City/ LAX	Los Angeles	2002	287,148
Univision-5999 Center Drive	Marina Area/ Culver City/ LAX	Los Angeles	2001	161,650
6100 Wilshire	Park Mile/ West Hollywood	Los Angeles	1986	202,704
145 South Fairfax	Park Mile/ West Hollywood	Los Angeles	1984	53,994

Subtotal/ Weighted Average — Los Angeles West				4,882,004

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Annualized
	Percentage of				Base Rent
	Total				per Leased
	Portfolio Net		Annualized		Net Rentable
Property	Rentable	Percent	Base Rent	Number of	Square
Name	Square Feet	Leased	($000s)	Leases	Feet(1)

Los Angeles County
Los Angeles West
9665 Wilshire	0.9%	100.0%	$6,338	23	$39.46
Beverly Atrium	0.3	99.6	1,665	15	28.01
8383 Wilshire	2.2	98.3	10,581	134	25.79
120 S. Spalding	0.3	100.0	2,499	15	39.50
9100 Wilshire Blvd	1.8	94.9	8,586	74	27.73
Century Park Center	1.3	98.3	5,451	98	22.79
10350 Santa Monica	0.2	89.7	883	16	23.28
10351 Santa Monica	0.5	90.9	2,006	15	22.94
Westwood Terrace	0.7	99.6	3,763	27	27.81
1950 Sawtelle	0.6	86.4	2,127	36	23.88
10780 Santa Monica	0.5	88.7	2,032	32	24.79
Wilshire Pacific Plaza	0.5	96.5	2,392	41	24.76
World Savings Center(2)	2.5	88.9	12,247	51	29.37
11075 Santa Monica	0.2	100.0	844	8	23.66
2730 Wilshire	0.3	99.9	1,502	31	27.30
2800 28th Street	0.6	97.2	2,684	41	26.69
1919 Santa Monica	0.2	95.1	1,164	5	27.93
2001 Wilshire Blvd	0.5	95.1	2,499	21	25.99
Westwood Center	1.7	99.5	11,226	45	36.06
400 Corporate Pointe	0.9	67.3	2,024	16	18.26
600 Corporate Pointe	1.5	91.5	5,465	23	21.86
Bristol Plaza	0.4	93.8	1,652	28	20.95
Northpoint	0.6	62.5	1,955	5	30.00
Howard Hughes Spectrum Club	0.2	100.0	967	1	26.16
Howard Hughes Tower	1.7	99.0	8,297	39	26.70
6060 Center Drive	1.3	100.0	8,190	8	33.00
6080 Center Drive	1.5	93.0	9,654	15	36.15
Univision-5999 Center Drive	0.9	100.0	4,247	2	25.53
6100 Wilshire	1.1	94.6	4,736	54	24.71
145 South Fairfax	0.3	97.7	1,152	14	21.84

Subtotal/ Weighted Average — Los Angeles West	26.2%	94.4%	$128,828	933	$27.96

			Year(s)	Approximate
Property			Built/	Net Rentable
Name	Submarket	Location	Renovated	Square Feet

Los Angeles North
Calabasas Commerce Center	Simi/ Conejo Valley	Calabasas	1990	126,771
Calabasas Tech	Simi/ Conejo Valley	Calabasas	1990/ 2001	273,526
Conejo Business Center	Simi/ Conejo Valley	Thousand Oaks	1991	69,017
Marin Corporate Center	Simi/ Conejo Valley	Thousand Oaks	1986	51,360
Hillside Corporate Center	Simi/ Conejo Valley	Westlake	1998	59,876
Westlake — 5601 Lindero	Simi/ Conejo Valley	Westlake	1989	105,830
Westlake Gardens	Simi/ Conejo Valley	Westlake	1998	49,639
Westlake Gardens II	Simi/ Conejo Valley	Westlake	1999	48,874
Woodland Hills	West San Fernando Valley	Woodland Hills	1972/ 95	224,955
Los Angeles Corporate Center	San Gabriel Valley	Monterey Park	1984/ 86	389,293
Clarendon Crest	West San Fernando Valley	Woodland Hills	1990	43,063
Tourney Pointe	Santa Clarita Valley	Santa Clarita	1985/ 98-2000	219,991
16000 Ventura	Central San Fernando Valley	Encino	1980/ 96	174,841
15250 Ventura	Central San Fernando Valley	Sherman Oaks	1970/ 90-91	110,641
Noble Professional Center	Central San Fernando Valley	Sherman Oaks	1985/ 93	51,828
Sunset Pointe Plaza	Valencia	Newhall	1988	58,105
303 Glenoaks	East San Fernando Valley/ Tri-Cities	Burbank	1983/ 96	175,289
601 S. Glenoaks	East San Fernando Valley/ Tri-Cities	Burbank	1990	72,524
Burbank Executive Plaza	East San Fernando Valley/ Tri-Cities	Burbank	1983	60,395
333 N Glenoaks	East San Fernando Valley/ Tri-Cities	Burbank	1978	81,243
425 West Broadway	East San Fernando Valley/ Tri-Cities	Glendale	1984	71,589
Glendale Corporate Center	East San Fernando Valley/ Tri-Cities	Glendale	1985	108,209
70 South Lake	East San Fernando Valley/ Tri-Cities	Pasadena	1982/ 94	100,133
150 East Colorado Boulevard	East San Fernando Valley/ Tri-Cities	Pasadena	1979/ 97	61,168
299 N. Euclid	East San Fernando Valley/ Tri-Cities	Pasadena	1983	73,522
5161 Lankershim	East San Fernando Valley/ Tri-Cities	North Hollywood	1985/ 97	178,317
535 N. Brand Blvd	East San Fernando Valley/ Tri-Cities	North Hollywood	1973/ 92/ 99	109,187

Subtotal/ Weighted Average — Los Angeles North				3,149,186
Los Angeles South
Long Beach Airport Bldg D(2)	Long Beach	Long Beach	1987/ 95	121,610
Long Beach Airport Bldg F & G(2)	Long Beach	Long Beach	1987/ 95	150,403
5000 East Spring(2)	Long Beach	Long Beach	1989/ 95	163,358
100 Broadway	Long Beach	Long Beach	1987/ 96	191,727
1501 Hughes Way	Long Beach	Long Beach	1983/ 97	77,060
3901 Via Oro	Long Beach	Long Beach	1986/ 97	53,195

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Annualized
	Percentage of				Base Rent
	Total				per Leased
	Portfolio Net		Annualized		Net Rentable
Property	Rentable	Percent	Base Rent	Number of	Square
Name	Square Feet	Leased	($000s)	Leases	Feet(1)

Los Angeles North
Calabasas Commerce Center	0.7%	96.7%	$1,932	11	$15.76
Calabasas Tech	1.5	91.2	4,487	14	17.99
Conejo Business Center	0.4	90.7	1,302	28	20.80
Marin Corporate Center	0.3	90.6	1,053	29	22.63
Hillside Corporate Center	0.3	87.2	1,324	10	25.35
Westlake — 5601 Lindero	0.6	95.6	1,870	5	18.49
Westlake Gardens	0.3	80.8	1,079	15	26.89
Westlake Gardens II	0.3	100.0	1,290	4	26.40
Woodland Hills	1.2	84.5	4,414	67	23.21
Los Angeles Corporate Center	2.1	100.0	8,662	47	22.20
Clarendon Crest	0.2	97.9	878	18	20.82
Tourney Pointe	1.2	85.0	3,842	34	20.53
16000 Ventura	0.9	96.8	3,706	47	21.91
15250 Ventura	0.6	86.9	2,242	36	23.32
Noble Professional Center	0.3	100.0	1,175	19	22.49
Sunset Pointe Plaza	0.3	99.7	1,493	28	25.78
303 Glenoaks	0.9	95.0	3,725	30	22.36

601 S. Glenoaks	0.4	74.6	1,107	16	20.48

Burbank Executive Plaza	0.3	93.4	1,308	16	23.19
333 N Glenoaks	0.4	80.1	1,322	12	20.32

425 West Broadway	0.4	100.0	1,543	15	21.49

Glendale Corporate Center	0.6	82.1	1,823	20	20.51
70 South Lake	0.5	100.0	2,574	19	25.54

150 East Colorado Boulevard	0.3	100.0	1,396	20	22.81
299 N. Euclid	0.4	100.0	1,730	4	23.16

5161 Lankershim	0.9	84.3	3,189	7	21.22

535 N. Brand Blvd	0.6	96.9	2,353	43	22.24

Subtotal/ Weighted Average — Los Angeles North	16.9%	92.2%	$62,819	614	$21.63
Los Angeles South
Long Beach Airport Bldg D(2)	0.6%	100.0%	$1,211	1	$9.96
Long Beach Airport Bldg F & G(2)	0.8	100.0	1,354	1	9.00
5000 East Spring(2)	0.9	79.0	3,178	36	24.61
100 Broadway	1.0	90.8	4,044	37	23.23
1501 Hughes Way	0.4	97.3	1,385	6	18.47
3901 Via Oro	0.3	90.3	826	5	17.18

			Year(s)	Approximate
Property			Built/	Net Rentable
Name	Submarket	Location	Renovated	Square Feet

Oceangate Tower	Long Beach	Long Beach	1971/ 93-94	210,907
Continental Grand Plaza	El Segundo	El Segundo	1986	235,926
Grand Avenue Plaza (1970)	El Segundo	El Segundo	1980	81,448
5200 West Century	Marina Area/ Culver City/ LAX	Culver City	1982/ 98-99	310,910
Skyview Center	Marina Area/ Culver City/ LAX	Los Angeles	1981/ 87/ 95	391,675
South Bay Centre	Torrance	Gardena	1984	202,830
Pacific Gateway	Torrance	Torrance	1982/ 90	223,731
Mariner Court	Torrance	Torrance	1989	105,436
South Bay Tech	Torrance	Torrance	1984	104,815
Gateway Towers	Torrance	Torrance	1984/ 86	432,894

Subtotal/ Weighted Average — Los Angeles South				3,057,925
Orange County	San Gabriel Valley	Whittier	1982	135,415
Whittier	San Gabriel Valley	Diamond Bar	1988	84,081
1370 Valley Vista	West County	Huntington Beach	1985	49,355
5832 Bolsa
Huntington Beach Plaza	West County West County	Huntington Beach Huntington Beach	1984/ 96 1987/ 97	52,186 27,731
5702 Bolsa	West County	Huntington Beach	1987	11,968
5672 Bolsa	West County	Huntington Beach	1987	21,568
5632 Bolsa
Huntington Commerce Center	West County West County	Huntington Beach Fountain Valley	1987 1982	67,551 302,519
City Centre
Fountain Valley Plaza	West County Greater Airport Area	Fountain Valley Newport Beach	1982 1981/ 97	107,252 74,224
3300 Irvine Avenue	Greater Airport Area	Irvine	1980/ 88	115,061
1821 Dyer
Von Karman Corporate Center	Greater Airport Area Long Beach	Irvine Norwalk	1981/ 84 1978/ 94	451,477 122,175
Norwalk	Mid-Cities	Artesia	1986/ 97	93,277
91 Freeway Center	Greater Airport Area	Costa Mesa	1979/ 97	60,605
1503 South Coast	Tri-Freeway Area	Anaheim	1986/ 91	175,391
222 South Harbor(2)
Crown Cabot Financial	South County Tri-Freeway Area	Laguna Niguel Orange	1989 1985/ 97	172,900 139,806
625 The City
Orange Financial Center	Central County	Orange	1985/ 95	305,439

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Annualized
	Percentage of				Base Rent
	Total				per Leased
	Portfolio Net		Annualized		Net Rentable
Property	Rentable	Percent	Base Rent	Number of	Square
Name	Square Feet	Leased	($000s)	Leases	Feet(1)

Oceangate Tower	1.1	91.8	3,478	41	17.96
Continental Grand Plaza	1.3	87.6	5,211	32	25.22
Grand Avenue Plaza (1970)	0.4	46.2	810	7	21.52
5200 West Century	1.7	94.8	5,298	32	17.98
Skyview Center	2.1	73.1	4,519	49	15.78
South Bay Centre	1.1	98.7	3,933	34	19.64
Pacific Gateway	1.2	93.1	4,383	39	21.04
Mariner Court	0.6	94.9	2,020	36	20.18
South Bay Tech	0.6	55.3	1,040	6	17.96
Gateway Towers	2.3	91.6	9,271	70	23.38

Subtotal/ Weighted Average — Los Angeles South	16.4%	87.7%	$51,961	432	$19.39
Orange County	0.7%	100.0%	$3,012	46	$22.19
Whittier	0.5	100.0	1,783	13	21.02
1370 Valley Vista	0.3	100.0	799	1	16.20
5832 Bolsa
Huntington Beach Plaza	0.3 0.1	81.6 100.0	739 221	17 2	17.35 7.96
5702 Bolsa	0.1	100.0	100	1	8.28
5672 Bolsa	0.1	100.0	179	1	8.28
5632 Bolsa
Huntington Commerce Center	0.4 1.6	99.7 64.2	612 4,478	23 19	9.08 23.07
City Centre
Fountain Valley Plaza	0.6 0.4	100.0 96.9	2,150 1,798	9 29	19.95 25.00
3300 Irvine Avenue	0.6	100.0	1,549	4	12.14
1821 Dyer
Von Karman Corporate Center	2.4 0.7	96.1 97.3	9,221 2,241	32 16	21.25 18.85
Norwalk	0.5	94.9	1,753	37	19.81
91 Freeway Center	0.3	77.4	884	21	18.85
1503 South Coast	0.9	98.2	3,429	24	19.91
222 South Harbor(2)
Crown Cabot Financial	0.9 0.8	100.0 92.2	4,752 2,624	43 31	27.29 20.35
625 The City
Orange Financial Center	1.6	96.6	6,501	40	22.04

			Year(s)	Approximate
Property			Built/	Net Rentable
Name	Submarket	Location	Renovated	Square Feet

Centerpointe La Palma	North County	La Palma	1986/ 88/ 90	597,550
Savi Tech Center	North County	Yorba Linda	1989	341,446
Yorba Linda Business Park	North County	Yorba Linda	1988	167,142

Subtotal/ Weighted Average — Orange County				3,676,119
San Diego County
701 B Street(2)	Downtown	San Diego	1982/ 96	540,413
Foremost Professional Plaza	I-15 Corridor	San Diego	1992	60,534
Activity Business Center	I-15 Corridor	San Diego	1987	167,045
Bernardo Regency	I-15 Corridor	San Diego	1986	47,916
Carlsbad Corporate Center	North Coast	Carlsbad	1996	125,000
10180 Scripps Ranch	I-15 Corridor	San Diego	1978/ 96	43,560
Cymer Technology Center	I-15 Corridor	Rancho Bernardino	1986	155,612
Via Frontera	I-15 Corridor	Rancho Bernardino	1982/ 97	77,920
Poway Industrial	I-15 Corridor	Poway	1991/ 96	112,000
Balboa Corporate Center	Mission Valley/ Kearny Mesa	San Diego	1990	69,890
Panorama Corporate Center	Mission Valley/ Kearny Mesa	San Diego	1991	133,149
Ruffin Corporate Center	Mission Valley/ Kearny Mesa	San Diego	1990	45,059
Skypark Office Plaza	Mission Valley/ Kearny Mesa	San Diego	1986	202,164
Governor Park Plaza	North City	San Diego	1986	104,065
Westridge	North City	San Diego	1984/ 96	48,955
5120 Shoreham	North City	San Diego	1984	37,759
Morehouse Tech Center	North City	San Diego	1984	181,207
Torreyana Science Park	North City	La Jolla	1980/ 97	81,204
Waples Tech Center	North City	San Diego	1990	28,119
Genesee Executive Plaza	North City	San Diego	1984	155,820
10251 Vista Sorrento	North City	San Diego	1981/ 95	69,386
Carmel Valley Centre	Del Mar Heights	San Diego	1987/ 89	107,197
Governor Executive Center	Governor Park	San Diego	1988	52,195
Governor Executive Center II	Governor Park	San Diego	1989	101,433
Crossroads	Mission Valley	San Diego	1979	133,566
Carmel View Office Plaza	Rancho Bernardo/ Poway	San Diego	1985	77,460

Subtotal/ Weighted Average — San Diego County				2,958,628

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Annualized
	Percentage of				Base Rent
	Total				per Leased
	Portfolio Net		Annualized		Net Rentable
Property	Rentable	Percent	Base Rent	Number of	Square
Name	Square Feet	Leased	($000s)	Leases	Feet(1)

Centerpointe La Palma	3.2	94.1	10,310	93	18.33
Savi Tech Center	1.8	100.0	3,074	4	9.00
Yorba Linda Business Park	0.9	98.5	1,470	60	8.93

Subtotal/ Weighted Average — Orange County	19.7%	94.4%	$63,679	566	$18.35
San Diego County
701 B Street(2)	2.9%	84.9%	$10,563	70	$23.02
Foremost Professional Plaza	0.3	98.7	1,472	36	24.64
Activity Business Center	0.9	77.2	1,775	39	13.76
Bernardo Regency	0.3	89.2	1,071	15	25.06
Carlsbad Corporate Center	0.7	100.0	1,625	1	12.60
10180 Scripps Ranch	0.2	100.0	463	1	10.63
Cymer Technology Center	0.8	100.0	1,867	2	12.00
Via Frontera	0.4	100.0	855	6	10.84
Poway Industrial	0.6	100.0	672	1	6.00
Balboa Corporate Center	0.4	—	—	—	—
Panorama Corporate Center	0.7	88.3	1,963	2	16.69
Ruffin Corporate Center	0.2	100.0	351	1	7.80
Skypark Office Plaza	1.1	75.9	2,364	20	15.40
Governor Park Plaza	0.6	96.3	2,454	20	24.50
Westridge	0.3	100.0	780	4	15.92
5120 Shoreham	0.2	100.0	826	7	21.79
Morehouse Tech Center	1.0	100.0	3,171	8	17.46
Torreyana Science Park	0.4	100.0	1,949	1	24.00
Waples Tech Center	0.2	99.3	407	4	14.59
Genesee Executive Plaza	0.8	88.2	3,378	23	24.57
10251 Vista Sorrento	0.4	—	—	—	—
Carmel Valley Centre	0.6	92.3	3,206	15	32.41
Governor Executive Center	0.3	93.6	1,293	11	26.46
Governor Executive Center II	0.5	99.4	2,825	17	28.03
Crossroads	0.7	100.0	2,901	10	21.57
Carmel View Office Plaza	0.4	100.0	1,901	15	24.50

Subtotal/ Weighted Average — San Diego County	15.9%	87.9%	$50,132	329	$19.27

			Year(s)	Approximate
Property			Built/	Net Rentable
Name	Submarket	Location	Renovated	Square Feet

Ventura & Kern Counties
Parkway Center I	Bakersfield	Bakersfield	1992/95	61,333
4900 California	Bakersfield	Bakersfield	1983	155,189
Center Promenade	West County	Ventura	1982	174,837
1000 Town Center	West County	Oxnard	1989	107,656
Solar Drive Business Center	West County	Oxnard	1982	125,132
Camarillo Business Park	West County	Camarillo	1984/97	154,216

Subtotal/ Weighted Average — Ventura & Kern Counties				778,363
Riverside County
Tower Plaza Retail	Temecula	Temecula	1970/97	133,481

Subtotal/ Weighted Average — Riverside County				133,481

Portfolio Total/ Weighted Average				18,635,706

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Annualized
	Percentage of				Base Rent
	Total				per Leased
	Portfolio Net		Annualized		Net Rentable
Property	Rentable	Percent	Base Rent	Number of	Square
Name	Square Feet	Leased	($000s)	Leases	Feet(1)

Ventura & Kern Counties
Parkway Center I	0.3%	95.6%	$1,070	13	$18.25
4900 California	0.8	93.8	2,483	20	17.06
Center Promenade	1.0	95.4	2,988	64	17.92
1000 Town Center	0.6	100.0	2,293	11	21.23
Solar Drive Business Center	0.7	100.0	2,525	40	18.36
Camarillo Business Park	0.8	94.6	2,945	28	20.20

Subtotal/ Weighted Average — Ventura & Kern Counties	4.2%	97.9%	$14,304	176	$18.77
Riverside County
Tower Plaza Retail	0.7%	99.4%	$1,692	30	$12.76

Subtotal/ Weighted Average — Riverside County	0.7%	99.4%	$1,692	30	$12.76

Portfolio Total/ Weighted Average	100.0%	92.1%	$373,415	3,080	$21.76

(1)	Calculated as monthly contractual base rent under existing leases as of December 31, 2003, multiplied by 12 and divided by leased net rentable square feet, for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	We lease the land underlying these properties or their parking structures pursuant to long term ground leases.

   Tenant Information

      As of December 31, 2003, we had approximately 3,000 tenants, with no one tenant representing more than 2.2% of the aggregate annualized base rent of our properties, and only 4 tenants individually representing more than 1.0% of our aggregate annualized base rent. Our properties are leased to local, national and international companies engaged in a variety of businesses including financial services, entertainment, health care services, accounting, law, education, publishing and local, state and federal government entities.

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

      The following table presents information as of December 31, 2003 derived from our ten largest tenants based on the percentage of aggregate portfolio annualized base rent:

		Weighted	Percentage of	Percentage of
		Average	Aggregate	Aggregate
		Remaining	Portfolio	Portfolio		Annualized
	Number of	Lease Term	Leased	Annualized	Net Rentable	Base Rent
Tenant	Locations	in Months	Square Feet	Base Rent(1)	Square Feet	(in thousands)

State of California	25	48	2.25%	2.18%	386,808	$8,144
Vivendi Universal	2	76	1.35	2.09	231,681	7,803
University of Phoenix	6	35	1.18	1.15	201,870	4,277
Univision Television Group	1	214	0.97	1.14	166,363	4,246
Ceridian Corporation	2	81	0.89	0.94	152,071	3,507
Atlantic Richfield	1	32	0.79	0.77	135,609	2,887
Westfield Corporation	1	92	0.61	0.75	104,874	2,802
State Compensation Insurance Fund	1	51	0.66	0.71	113,513	2,656
U.S. Government	15	30	0.66	0.70	112,945	2,618
Haight, Brown & Bonesteel, LLP	1	91	0.36	0.69	61,399	2,579

Total/ Weighted Average(2)	55	72	9.72%	11.12%	1,667,133	$41,519

(1)	Annualized base rent is calculated as monthly contractual base rent under existing leases as of December 31, 2003, multiplied by 12; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	The weighted average calculation is based on net rentable square footage leased by each tenant.

     The following table presents the diversification of the tenants occupying space in our portfolio by industry as of December 31, 2003:

			Percentage of
			Total
	NAICS	Occupied	Occupied
North American Industrial Classification System Description (NAICS)	Code	Square Feet	Portfolio

Professional, Scientific, and Technical Services	541	4,496,237	26.71%
Finance and Insurance	521-525	2,675,992	15.89
Information	511-519	1,957,019	11.62
Manufacturing	311-339	1,341,813	7.97
Health Care and Social Assistance	621-624	1,057,784	6.28
Administrative and Support and Waste Management and Remediation Services	561-562	685,729	4.07
Public Administration	921-928	755,814	4.49
Educational Services	611	764,151	4.54
Real Estate, Rental and Leasing	531-533	824,008	4.89
Wholesale Trade	423-425	547,385	3.25
Transportation and Warehousing	481-493	396,205	2.35
Arts, Entertainment, and Recreation	711-713	324,087	1.92
Construction	236-238	255,239	1.52
Accommodation and Food Services	721-722	194,866	1.16
Other Services (except Public Administration)	811-814	253,959	1.51
Retail Trade	441-454	154,722	0.92
Mining	211-213	54,399	0.32
Management of Companies and Enterprises	551	21,970	0.13
Utilities	221	8,975	0.05
Agriculture, Forestry, Fishing and Hunting	111-115	6,065	0.04
Other — Uncategorized	—	61,515	0.37

Total Square Feet Occupied		16,837,934	100.00%

     Lease Distribution

      The following table presents information relating to the distribution of the leases for our 129 stabilized properties, based on leased net rentable square feet, as of December 31, 2003:

				Percent of	Annualized		Percent of
			Total	Aggregate	Base Rent	Avg. Base	Aggregate
		Percent	Leased	Portfolio	of	Rent per	Portfolio
	Number	of All	Square	Leased	Leases(1)	Leased	Annualized
Square Feet Under Lease	of Leases	Leases	Feet	Square Feet	(000’s)	Square Foot	Base Rent

2,500 and under	1,549	50.29%	2,158,034	12.58%	$51,174	$23.71	12.67%
2,501 – 5,000	702	22.79	2,434,315	14.19	59,871	24.59	14.83
5,001 – 7,500	295	9.58	1,788,606	10.42	44,543	24.90	11.03
7,501 – 10,000	173	5.62	1,509,474	8.80	36,786	24.37	9.11
10,001 – 20,000	224	7.27	3,141,191	18.31	76,866	24.47	19.04
20,001 – 40,000	81	2.63	2,248,167	13.10	52,550	23.37	13.02
40,001 and over	56	1.82	3,877,858	22.60	81,971	21.14	20.30

Total/ Weighted Average	3,080	100.00%	17,157,645	100.00%	$403,761	$23.53	100.00%

(1)	Base rent is determined as of the date of lease expiration, including all fixed contractual base rent increases; increases tied to indices such as the Consumer Price Index are not included.

     Lease Expirations

      The following table presents a summary schedule of the total lease expirations for our 129 stabilized properties for leases in place at December 31, 2003. This table assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations:

					Average
					Annualized
			Percentage of	Annualized	Base Rent	Percentage
		Square	Aggregate	Base Rent of	per Square	of Aggregate
	Number of	Footage of	Portfolio	Expiring	Foot of	Portfolio
	Leases	Expiring	Leased	Leases(1)	Expiring	Annualized
Year of Lease Expiration	Expiring	Leases	Square Feet	($000s)	Leases	Base Rent

Month-to-Month	115	387,672	2.26%	$7,345	$18.95	1.82%
Q1 2004	177	777,830	4.53	15,363	19.75	3.81
Q2 2004	164	536,229	3.13	11,929	22.25	2.95
Q3 2004	183	875,113	5.10	19,425	22.20	4.81
Q4 2004	178	968,647	5.64	18,987	19.60	4.70

2004 Sub-Total(2)	702	3,157,819	18.40	65,704	20.81	16.27
2005	643	3,108,096	18.11	66,129	21.28	16.38
2006	548	2,660,416	15.51	62,144	23.36	15.39
2007	370	1,983,663	11.56	47,029	23.71	11.65
2008	347	2,072,137	12.08	51,495	24.85	12.75
2009	125	1,032,902	6.02	25,799	24.98	6.39
2010	73	912,939	5.32	24,075	26.37	5.96
2011	34	555,322	3.24	18,086	32.57	4.48
2012	33	473,347	2.76	13,192	27.87	3.27
2013	27	342,583	2.00	9,647	28.16	2.39
2014+	63	470,749	2.74	13,116	27.86	3.25

Total/ Weighted Average	3,080	17,157,645	100.00%	$403,761	$23.53	100.00%

(1)	Base rent is determined as of the date of lease expiration, including all fixed contractual base rent increases; increases tied to indices such as the Consumer Price Index are not included.

(2)	Excludes month-to-month leases.

ITEM 3.	Legal Proceedings

      We are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results of operations during the year ended December 31, 2003.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “ARI.” On March 11, 2004, the last reported sales price per share of common stock on the NYSE was $31.82 and there were approximately 192 registered holders of record of our common stock. The table below sets forth the quarterly high and low closing sales price per share of our common stock as reported on the NYSE and the cash dividends per share we declared with respect to each period.

			Dividends
	High	Low	Declared

2002
First Quarter	$28.75	$25.47	$0.505
Second Quarter	$29.56	$26.04	$0.505
Third Quarter	$27.23	$22.22	$0.505
Fourth Quarter	$22.99	$20.52	$0.505
2003
First Quarter	$23.69	$20.18	$0.505
Second Quarter	$26.23	$22.68	$0.505
Third Quarter	$27.92	$26.15	$0.505
Fourth Quarter	$30.34	$27.49	$0.505

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

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except ratio and per share amounts)
Operating Data:
Revenues	$414,269	$397,029	$406,717	$374,821	$328,250
Property operating expenses	(132,753)	(123,650)	(117,165)	(106,517)	(97,158)
General and administrative expense	(18,123)	(13,166)	(12,143)	(9,336)	(7,393)
Depreciation and amortization	(118,114)	(106,182)	(98,136)	(83,244)	(67,428)
Interest expense	(93,767)	(88,516)	(86,651)	(79,211)	(60,867)

Income from continuing operations before gain on sale of properties and minority interest	51,512	65,515	92,622	96,513	95,404
Gain on sale of operating properties	—	1,967	4,591	2,132	—

Income from continuing operations before minority interest	51,512	67,482	97,213	98,645	95,404
Minority interest	(5,536)	(5,999)	(7,304)	(7,426)	(5,041)

Income from continuing operations	45,976	61,483	89,909	91,219	90,363
Discontinued operations, net of minority interest	6,596	8,692	7,850	5,491	6,263
Gain on sale of discontinued properties	5,937	—	—	—	—

Net income	$58,509	$70,175	$97,759	$96,710	$96,626

Basic net income per common share:
Income from continuing operations	$0.72	$0.96	$1.41	$1.44	$1.43
Income from discontinued operations	0.20	0.13	0.12	0.09	0.10

Net income per common share-basic	$0.92	$1.09	$1.53	$1.53	$1.53

Weighed average number of common shares-basic	63,553	64,151	63,754	63,408	63,106

Diluted net income per common share:
Income from continuing operations	$0.72	$0.96	$1.41	$1.43	$1.43
Income from discontinued operations	0.20	0.13	0.12	0.09	0.10

Net income per common share-diluted	$0.92	$1.09	$1.53	$1.52	$1.53

Weighed average number of common shares-diluted	$63,815	$64,351	$64,014	$63,598	$63,072

Cash dividends declared per common share	$2.02	$2.02	$1.96	$1.86	$1.78

Other Data:
Cash provided by operating activities	$181,482	$199,922	$204,667	$192,152	$170,354
Cash used in investing activities	(20,355)	(213,002)	(115,854)	(216,024)	(283,574)
Cash (used in) provided by financing activities	(160,483)	(19,898)	(57,204)	22,248	115,698
Funds from Operations(1)	174,458	181,549	198,240	185,146	170,405

Selected financial data continues on next page.

	Year Ended December 31,

	2003	2002	2001	2000	1999

Balance Sheet Data:
Net investment in real estate	$2,646,699	$2,741,624	$2,622,980	$2,603,566	$2,479,111
Total assets	2,741,433	2,832,409	2,761,443	2,705,597	2,570,458
Total indebtedness	1,349,781	1,402,304	1,251,483	1,177,769	1,029,656
Other liabilities(2)	76,638	76,350	62,685	56,885	50,555
Minority interests	72,194	74,571	78,661	86,176	86,294
Total Stockholders’ Equity	1,210,285	1,247,377	1,337,206	1,355,171	1,375,758

(1)	We believe that funds from operations, or FFO, is a useful supplemental measure of our operating performance. We compute FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NARIET, in April 2002. The white paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles, or GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

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

FFO is used by investors to compare our performance with other REITs. Other REITs may use different methodologies for calculating FFO and, accordingly, our FFO may not be comparable to other REITs. See a reconciliation of FFO to Net income in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

(2)	Excludes dividends payable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following discussion should be read in conjunction with Item 6, “Selected Financial Data,” and our historical consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

      We are a self-administered and self-managed real estate investment trust that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are a full-service real estate organization managed by 7 senior executive officers who have experience in the real estate industry ranging from 13 to 34 years and who collectively have an average of 18 years of experience. We perform all property management, construction management, accounting, finance and acquisition and disposition activities and a majority of our leasing transactions with our staff of approximately 300 employees.

      As of December 31, 2003, we were Southern California’s largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio consisted of 130 primarily suburban office properties and 215 buildings containing approximately 18.9 million net rentable square feet including one development property with approximately 283,000 net rentable square feet under lease-up. As of December 31, 2003, our operating portfolio was 90.4% occupied.

      Our primary business strategy is to actively manage our portfolio to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. When market conditions permit, we may also selectively develop or acquire new properties that add value and fit strategically into our portfolio. We may also sell existing properties and place the proceeds into investments that we believe will generate higher long-term value.

Critical Accounting Policies

Revenue Recognition

      Minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, is recognized on a straight-line basis over the term of the related lease.

Allowance for Rents and Other Receivables

      We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We also maintain an allowance for deferred rent receivables that arises from the straight-lining of rents. We exercise judgment in establishing these allowances and consider payment history and current credit status in formulating these estimates. If estimates differ from actual results, this could impact our operating results.

Commercial Properties

      Our properties are stated at depreciated cost. Write-downs to estimated fair value are recognized whenever a property’s estimated undiscounted future cash flows are less than its book value. We carry properties held for disposition at the lower of their depreciated cost or fair value less cost to sell. Based on our assessment, no write-downs to estimated fair value were necessary as of December 31, 2003 and 2002.

      Property acquisitions have been accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” since June 30, 2001, the effective date of this pronouncement. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, if any, based in each case on their fair values.

      The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes estimates of lost rental revenue, real estate taxes, insurance and other operating expenses during the expected lease-up periods based on current market demand. We also estimate costs to execute similar leases including leasing commissions, concessions, legal and other related costs.

      In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values are amortized into rental income over the remaining non-cancelable terms of the respective leases.

      The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, if any, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease. Should acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship.

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

Off-Balance Sheet Arrangements

      There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Results Of Operations

      Our financial position and operating results are primarily comprised of our portfolio of properties and income derived from those properties. Therefore, the comparability of financial data from period to period will be affected by the timing of significant property development, acquisitions and dispositions.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

(In thousands, except number of properties and percentages)

	Year Ended December 31,
					Percent
	2003		2002	Change(1)	Change

Revenue from rental operations:
Scheduled cash rents	$356,804		$339,292	$17,512	5%
Straight-line rents	986		4,214	(3,228)	(77)
Tenant reimbursements	24,683		22,135	2,548	12
Parking, net of expense	22,084		20,805	1,279	6
Other rental operations	8,978		8,041	937	12

Total revenue from rental operations	413,535		394,487	19,048	5

Property expenses:
Repairs and maintenance	42,859		37,250	5,609	15
Utilities	34,253		34,209	44	—
Real estate taxes	29,488		28,616	872	3
Insurance	8,431		7,787	644	8
Ground rent	961		895	66	7
Administrative	16,761		14,893	1,868	13

Total property expenses	132,753		123,650	9,103	7

Property operating results(2)	280,782		270,837	9,945	4
General and administrative	18,123		13,166	4,957	38
Interest	93,767		88,516	5,251	6
Depreciation and amortization	118,114		106,182	11,932	11
Interest and other income	(734)		(2,542)	(1,808)	(71)

Income from continuing operations before gain on sale of properties and minority interest	$51,512		$65,515	$(14,003)	(21)%

Discontinued operations, net of minority interest(3)	$6,596		$8,692	$(2,096)	(24)%

Other Data:
Number of properties:
Acquired during period	1		5
Completed and placed in service during period	—		1
Disposed of during period	(8)		(3)
Owned at end of period	129	(4)	136
Net rentable square feet:
Acquired during period	101		803
Completed and placed in service during period	—		287
Disposed of during period	598		(205)
Owned at end of period	18,636	(4)	19,132

(1)	Variances for Revenue from Rental Operations and Property Operating Expenses are discussed as part of “Properties Owned for all of 2002 and 2003” below.

(2)	Property Operating Results are discussed as part of “Variances for Revenue from Rental Operations and Property Operating Expenses” below.

(3)	Discontinued operations for 2002 and 2003 are discussed below.

(4)	Excludes one development property containing approximately 283,000 net rentable square feet currently under lease-up.

     General and administrative expenses increased approximately $5.0 million, or 38%, in 2003 as compared to 2002. This increase was primarily due to employee compensation costs, including employee separation costs in the current year and non-cash compensation costs associated with annual restricted stock grants issued in 2003 as well as higher corporate governance costs in 2003.

      Interest expense increased approximately $5.3 million, or 6%, in 2003 as compared to 2002. This increase was primarily due to an increase in borrowings in the last half of 2002 for property acquisitions, lower interest capitalized in 2003 and costs associated with interest rate swaps entered into at the end of 2002 to fix approximately $175 million of floating rate debt. Capitalized interest in 2003 was lower as we ceased capitalizing interest on our 6100 Center Drive property in May 2003.

      Depreciation and amortization expense increased by approximately $11.9 million, or 11%, in 2003 as compared to 2002. The increase was primarily due to depreciation related to five properties acquired in August 2002, the placement in service of our 6080 Center Drive development property in the fourth quarter of 2002 and depreciation related to capital expenditures, tenant improvements and leasing commissions placed in service in 2002 and 2003.

      Interest and other income decreased by approximately $1.8 million, or 71%, in 2003 as compared to 2002, primarily due to the repayment by the borrower of a $13.7 million mortgage note receivable in the fourth quarter of 2002.

Variances for Revenue from Rental Operations and Property Operating Expenses

      The decrease in revenue from rental operations and increase in property operating expenses in 2003 as compared to 2002 was partially due to a 1.1% reduction in the average occupancy and the timing of lease termination settlements and other non-recurring items in our portfolio of 122 properties that we owned as part of continuing operations for all of 2002 and 2003.

      Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the 18 properties that were either sold, acquired or placed in service after January 1, 2002, and for the 122 non-development properties we owned for all of 2002 and 2003 (in thousands, except number of properties).

		Properties Sold,	Non-Development
		Acquired or	Properties Owned
		Placed in Service	for all of
	Total Variance(1)	after January 1, 2002	2002 and 2003(2)

Revenue from Rental Operations:
Scheduled cash rents	$17,512	$11,545	$5,967
Straight-line rents	(3,228)	366	(3,594)
Tenant reimbursements	2,548	251	2,297
Parking, net of expense	1,279	356	923
Other rental operations	937	1,396	(459)

	$19,048	$13,914	$5,134

Property Expenses:
Repairs and maintenance	5,609	2,022	3,587
Utilities	44	(52)	96
Real estate taxes	872	1,655	(783)
Insurance	644	260	384
Ground rent	66	—	66
Administrative	1,868	289	1,579

	$9,103	$4,174	$4,929

Other Data:
Number of properties		18	122
Net rentable square feet		1,993	17,444

(1)	The components outlined above comprise our Property Operating Results. Property Operating Results is a non-GAAP measure of performance. Property Operating Results is used by investors and our management to evaluate and compare the performance of our office properties and to determine trends in earnings. Property Operating Results is also employed by investors as one of the components used to estimate the value of our properties. Property Operating Results is used for the purposes noted above because it is not affected by (1) the cost of funds of the property owner, (2) the impact of depreciation and amortization expense as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with Generally Accepted Accounting Principles, or GAAP or (3) general and administrative expenses and other specific costs such as permanent impairments to carrying costs. The cost of funds is eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased in value as a result of changes in overall economic conditions as well as the actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases and subsequent sales. General and administrative expenses and other owner specific costs such as impairment losses are eliminated because these costs are also in large part specific to the ownership structure and timing of purchases of the owner. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our office properties as well as trends in occupancy rates, rental rates and operating costs.

However, the usefulness of Property Operating Results is limited because it excludes general and administrative costs, interest expense, interest income, depreciation and amortization expense and gains or losses from the sale of properties, changes in value in our real estate properties that result from use or permanent impairment to carrying costs as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. Property Operating Results may fail to capture significant trends in these components of net income which further limits its usefulness.

Property Operating Results is a measure of the operating performance of our office properties but does not measure our performance as a whole. Property Operating Results is therefore not a substitute for net income as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income computed in accordance with GAAP and discussions elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the components of net income that are eliminated in the calculation of Property Operating Results. Other companies may use different methods for calculating Property Operating Results or similarly entitled measures and, accordingly, our Property Operating Results may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.

The following is a reconciliation of Property Operating Results to net income computed in accordance with GAAP (in thousands):

	Year Ended December 31,

	2003	2002	2001

Net Income	$58,509	$70,175	$97,759
Add:
General and administrative expense	18,123	13,166	12,143
Interest expense	93,767	88,516	86,651
Depreciation and amortization	118,114	106,182	98,136
Minority interest	5,536	5,999	7,304
Less:
Interest and other income	(734)	(2,542)	(2,941)
Gain on sale of discontinued properties	(5,937)	—	—
Discontinued operations, net of minority interest	(6,596)	(8,692)	(7,850)
Gain on sale of operating properties	—	(1,967)	(4,591)

Property Operating Results	$280,782	$270,837	$286,611

(2)	The operating results for properties included in continuing and discontinued operations that were owned for all of 2002 and 2003 are discussed below.

Discontinued Operations

      Financial Accounting Standards No. 144, (SFAS 144), requires, among other things, that the operating results of real estate properties classified as held for disposition subsequent to January 1, 2002 be included in discontinued operations in the statements of income for all periods presented. The table below summarizes the operating results of our two properties classified as held for disposition as of December 31, 2003 as well as eight properties sold during 2003.

      The results of operations for the two properties held for disposition as of December 31, 2003 and eight properties sold during 2003 for the years ended December 31, 2003 and 2002 are as follows (in thousands, except number of properties):

	Year Ended
	December 31,
				Percent
	2003	2002	Change	Change

Discontinued Operations:
Revenues	$14,108	$21,732	$(7,624)	(35)%
Property operating expenses	4,964	7,568	(2,604)	(34)

	9,144	14,164	(5,020)	(35)
Depreciation and amortization	2,210	5,235	(3,025)	(58)
Minority interest	338	237	101	43

Discontinued operations, net of minority interest	$6,596	$8,692	$(2,096)	(24)%

Other Data:
Number of properties	10	10
Net rentable square feet	893	893

      The variances in operating results for the two properties held for disposition as of December 31, 2003 included in discontinued operations above and which were owned for all of 2002 and 2003 are discussed as part of “Properties Owned for all of 2002 and 2003” immediately below.

Properties Owned for all of 2002 and 2003

      Following is a comparison of property operating data for the 122 non-development properties we owned for all of 2002 and 2003 reported in continuing and discontinued operations (in thousands, except number of properties and percentages):

	Year Ended December 31,
			Dollar	Percent
	2003	2002	Change	Change

Revenue from rental operations	$391,960	$386,826	$5,134	1%
Property expenses	126,041	121,112	4,929	4

	$265,919	$265,714	$205	—%

Straight-line rents	$721	$4,315

Number of properties	122	122
Average occupancy	90.2%	91.3%
Net rentable square feet	17,444	17,444

      Revenue from rental operations for these properties increased by approximately $5.1 million, or 1.3%, in 2003 as compared to 2002. The increase was due to an approximate $6.0 million increase in scheduled cash rents, a $2.3 million increase in tenant reimbursements and a $923,000 increase in parking income, which were partially offset by an approximate $3.6 million decrease in straight line rents and a $459,000 decrease in other rental operations. The increase in scheduled cash rents was primarily attributable to scheduled rent bumps in existing leases that were partially offset by the 1.1% decrease in average occupancy for these properties. Tenant reimbursements increased primarily due to recovery billings for higher operating expenses in 2003 as discussed below. Parking income increased primarily due to an increase in demand for monthly parking in 2003 in some of our buildings. Straight-line rents decreased primarily due to the decline in occupancy and the scheduled reversal of straight-line rents for certain older leases. Other rental operations decreased primarily due to decreases in lease termination settlements in 2003.

      Property expenses for these properties increased by approximately $4.9 million, or 4.1%, in 2003 as compared to 2002. The increase was primarily due to an approximate $3.6 million increase in repairs and maintenance, a $1.6 million increase in property administrative expenses and a $384,000 increase in insurance expense, partially offset by a $783,000 decrease in real estate taxes. The increase in repairs and maintenance expense was primarily due to higher contractual costs for janitorial and other contract services as well as the timing of certain projects. The increase in property administrative expense was primarily due to higher employee compensation costs, higher property legal expenses and costs associated with training programs implemented in 2003. The increase in insurance expense was due to increases in industry-wide rates and premiums related to a $100 million terrorism insurance policy entered into in the second quarter of 2002. Real estate taxes decreased due to the timing of final reassessments of some properties in 2002.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

(In thousands, except number of properties and percentages)

	Year Ended December 31,
				Percent
	2002	2001	Change(1)	Change

Revenue from rental operations:
Scheduled cash rents	$339,292	$335,202	$4,090	1%
Straight-line rents	4,214	8,780	(4,566)	(52)
Tenant reimbursements	22,135	21,715	420	2
Parking, net of expense	20,805	21,248	(443)	(2)
Other rental operations	8,041	16,831	(8,790)	(52)

Total revenue from rental operations	394,487	403,776	(9,289)	(2)

Property expenses:
Repairs and maintenance	37,250	34,939	2,311	7
Utilities	34,209	32,518	1,691	5
Real estate taxes	28,616	28,329	287	1
Insurance	7,787	5,492	2,295	42
Ground rent	895	1,884	(989)	(52)
Administrative	14,893	14,003	890	6

Total property expenses	123,650	117,165	6,485	6

Property operating results(2)	270,837	286,611	(15,774)	(6)
General and administrative	13,166	12,143	1,023	8
Interest	88,516	86,651	1,865	2
Depreciation and amortization	106,182	98,136	8,046	8
Interest and other income	(2,542)	(2,941)	(399)	(14)

Income from continuing operations before gain on sale of properties and minority interest	$65,515	$92,622	$(27,107)	(29)%

Discontinued operations, net of minority interest(3)	$8,692	$7,850	$842	11%

Other Data:
Number of properties:
Acquired during period	5	—
Completed and placed in service during period	1	1
Disposed of during period	(3)	(10)
Owned at end of period	136 (4)	133
Net rentable square feet:
Acquired during period	803	—
Completed and placed in service during period	287	162
Disposed of during period	(205)	(573)
Owned at end of period	19,132 (4)	18,247

(1)	Variances for Revenues from Rental Operations and Property Operating Expenses are discussed as part of “Properties Owned for all of 2001 and 2002” below.

(2)	Property Operating Results are discussed as part of “Variance for Revenue from Rental Operations and Property Operating Expenses” below.

(3)	Discontinued operations for 2001 and 2002 are discussed below.

(4)	Excludes one development property containing approximately 283,000 net rentable square feet under lease-up.

     General and administrative expenses increased approximately $1.0 million or, 8%, in 2002 as compared to 2001. This increase was primarily due to employee separation costs and higher external legal and accounting costs in 2002.

      Interest expense increased approximately $1.9 million, or 2%, in 2002 as compared to 2001. This increase was primarily due to an increase in borrowings in 2002 for property acquisitions and lower interest capitalized in 2002. Capitalized interest in 2002 was lower as we ceased capitalizing interest on our 6080 Center Drive in May 2002. The increase in interest expense was partially offset by lower effective interest rates in 2002.

      Depreciation and amortization expense increased by approximately $8.0 million, or 8%, in 2002 as compared to 2001. The increase was primarily due to depreciation related to two newly developed properties placed in service since the fourth quarter of 2001, five properties acquired during 2002 and depreciation expense recorded in 2002 related to properties previously held for sale in 2001 for which no depreciation expense was recorded in 2001 while classified as held for sale.

      Interest and other income decreased by approximately $399,000, or 14%, in 2002 as compared to 2001, primarily due to lower interest income earned in 2002 from our restricted cash balances required by mortgage loans on lower effective interest rates in 2002. The decrease in interest income was partially offset by the early repayment of our mortgage notes receivable in October 2002 which resulted in approximately $375,000 higher net interest income from these notes.

Variances for Revenue from Rental Operations and Property Operating Expenses

      The increase in revenue from rental operations and property operating expenses in 2002 as compared to 2001 was primarily due to a 2.2% reduction in the average occupancy and the timing of lease termination settlements and other non-recurring items in our portfolio of 128 properties that we owned as part of continuing operations for all of 2002.

      Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the 20 properties that were either sold, acquired or placed in service after January 1, 2001 and for the 128 non-development properties we owned as part of continuing operations for all of 2001 and 2002 (in thousands, except number of properties).

		Properties Sold, Acquired,	Non-Development
		Placed in Service or	Properties Owned
		Under Development after	for all of 2001
	Total Variance(1)	January 1, 2001	and 2002(2)

Revenue from Rental Operations:
Scheduled cash rents	$4,090	$2,359	$1,731
Straight-line rents	(4,566)	96	(4,662)
Tenant reimbursements	420	(51)	471
Parking, net of expense	(443)	(53)	(390)
Other rental operations	(8,790)	(1,947)	(6,843)

	$(9,289)	$404	$(9,693)

Property Expenses:
Repairs and maintenance	2,311	589	1,722
Utilities	1,691	74	1,617
Real estate taxes	287	690	(403)
Insurance	2,295	14	2,281
Ground rent	(989)	—	(989)
Administrative	890	179	711

	$6,485	$1,546	4,939

Other Data:
Number of properties		20	129
Net rentable square feet		2,030	17,880

(1)	The components outlined above comprise our Property Operating Results. Property Operating Results is a non-GAAP measure of performance. Property Operating Results is used by investors and our management to evaluate and compare the performance of our office properties and to determine trends in earnings. Property Operating Results is also employed by investors as one of the components used to estimate the value of our properties. Property Operating Results is used for the purposes noted above because it is not affected by (1) the cost of funds of the property owner, (2) the impact of depreciation and amortization expense as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with Generally Accepted Accounting Principles, or GAAP or (3) general and administrative expenses and other specific costs such as permanent impairments to carrying costs. The cost of funds is eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased in value as a result of changes in overall economic conditions as well as the actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases and subsequent sales. General and administrative expenses and other owner specific costs such as impairment losses are eliminated because these costs are also in large part specific to the ownership structure and timing of purchases of the owner. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our office properties as well as trends in occupancy rates, rental rates and operating costs.

However, the usefulness of Property Operating Results is limited because it excludes general and administrative costs, interest expense, interest income, depreciation and amortization expense and gains or losses from the sale of properties, changes in value in our real estate properties that result from use or permanent impairment to carrying costs as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. Property Operating Results may fail to capture significant trends in these components of net income which further limits its usefulness.

Property Operating Results is a measure of the operating performance of our office properties but does not measure our performance as a whole. Property Operating Results is therefore not a substitute for net income as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income computed in accordance with GAAP and discussions elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the components of net income that are eliminated in the calculation of Property Operating Results. Other companies may use different methods for calculating Property Operating Results or similarly entitled measures and, accordingly, our Property Operating Results may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.

The following is a reconciliation of Property Operating Results to net income computed in accordance with GAAP (in thousands):

	Year Ended December 31,

	2002	2001	2000

Net Income	$70,175	$97,759	$96,710
Add:
General and administrative expense	13,166	12,143	9,336
Interest expense	88,516	86,651	79,211
Depreciation and amortization	106,182	98,136	83,244
Minority interest	5,999	7,304	7,426
Less:
Interest and other income	(2,542)	(2,941)	(3,527)
Discontinued operations, net of minority interest	(8,692)	(7,850)	(5,491)
Gain on sale of operating properties	(1,967)	(4,591)	(2,132)

Property Operating Results	$270,837	$286,611	$264,777

(2)	The operating results for properties included in continuing and discontinued operations that were owned for all of 2001 and 2002 are discussed below.

Discontinued Operations

      SFAS 144, effective January 1, 2002, requires, among other things, that the operating results of real estate properties classified as held for disposition subsequent to January 1, 2002 be included in discontinued operations in the statements of income for all periods presented. The table below summarizes the operating results of two properties classified as held for disposition as of December 31, 2003 as well as eight properties sold during 2003.

      The results of operations for the two properties classified as held for disposition as of December 31, 2003 and eight properties sold during 2003 for the years ended December 31, 2002 and 2001 are as follows (in thousands, except number of properties):

	Year Ended
	December 31,
				Percent
	2002	2001	Change	Change

Discontinued Operations:
Revenues	$21,732	$14,749	$6,983	47%
Property operating expenses	7,568	5,411	2,157	40

	14,164	9,338	4,826	52
Depreciation and amortization	5,235	3,683	1,552	42
Interest expense	—	(2,456)	2,456	100
Minority interest	237	261	(24)	(9)

Discontinued operations, net of minority interest	$8,692	$7,850	$842	11%

Other Data:
Number of properties	10	10
Net rentable square feet	893	893

      The variances in operating results for the two properties held for disposition as of December 31, 2003 included in discontinued operations above and which were owned for all of 2001 and 2002 are discussed as part of “Properties Owned for all of 2001 and 2002” immediately below.

Properties Owned for all of 2001 and 2002

      Following is a comparison of property operating data for the 129 non-renovation/non-development properties we owned for all of 2001 and 2002 reported in continuing and discontinued operations (in thousands, except number of properties and percentages):

	Year Ended December 31,
			Dollar	Percent
	2002	2001	Change	Change

Revenue from rental operations	$391,893	$401,586	$(9,693)	(2)%
Property expenses	123,700	118,761	4,939	4

	268,193	$282,825	$(14,632)	(5)%

Straight-line rents	3,412	$8,074

Number of properties	129	129
Average occupancy	91.1%	93.3%
Net rentable square feet	17,880	17,880

      Revenue from rental operations for these properties decreased by approximately $9.7 million, or 2%, in 2002 as compared to 2001. The decrease was due to a $6.8 million decrease in revenue from other rental operations, a $4.7 million decrease in straight-line rents and a $390,000 decrease in parking income that was partially offset by an approximate $1.7 million increase in scheduled cash rents and a $471,000 increase in tenant reimbursements. The decrease in revenue from other rental operations was primarily attributable to decreases in lease termination settlements in 2002, while straight-line rents decreased primarily due to the turning over of straight-line rents for older leases. Parking income decreased due to the 2.2% decline in average occupancy. Scheduled cash rents increased primarily due to scheduled rent increases and rental rate growth attained on new and renewed leases which were partially offset by the decline in average occupancy. Tenant reimbursements increased primarily due to recovery billings for higher operating expenses in 2002 as discussed below.

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

Liquidity and Capital Resources

  Cash Flows

      Cash provided by operating activities decreased by approximately $18.4 million to $181.5 million in 2003 as compared to $199.9 million in 2002. This decrease was primarily due to the loss of operating cash flows on eleven properties sold since the beginning of 2002 as part of our capital recycling program, which have been only partially offset by the increased cash flows on five properties acquired in the third quarter of 2002 and cash flows for one development property placed in service subsequent to January 1, 2002. In addition, in 2002, as a result of collection efforts implemented, we reduced our outstanding trade receivables by approximately $6.7 million.

      Cash used in investing activities decreased by approximately $192.6 million to $20.4 million in 2003 as compared to $213.0 million in 2002. The decrease was primarily due to the acquisition of five properties for approximately $135 million in the third quarter of 2002 and the sale of eight properties in 2003 for approximately $91.0 million in net proceeds. In 2002, we sold three properties for approximately $24.3 million in net proceeds.

      Cash used in financing activities increased by approximately $140.6 million to an outflow of $160.5 million in 2003 as compared to an outflow of $19.9 million in 2002. This increase was primarily due to the proceeds from our term loan in the third quarter of 2002 and higher net repayments in 2003 on our unsecured lines of credit from proceeds generated from our capital recycling program.

  Capital Commitments

      As of December 31, 2003, we had approximately $9.1 million outstanding in capital commitments related to tenant improvements, development and property-related capital expenditures. We expect to fund short term capital commitments through cash flow generated by operating activities, proceeds from asset sales or our unsecured lines of credit.

  Available Borrowings, Cash Balances and Capital Resources

      Our Operating Partnership has an unsecured line of credit with a total commitment of $20 million from City National Bank. This line of credit accrues interest at LIBOR + 1.00% or the City National Bank Prime Rate less 1.875% and is scheduled to mature on August 1, 2004. Proceeds from this line of credit are used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of December 31, 2003, there was $3.0 million outstanding on this line of credit and $17.0 million was available for additional borrowings.

      Our Operating Partnership also has an unsecured line of credit with a group of banks led by Wells Fargo. The line of credit provides for borrowings up to $310 million with an option to increase the amount to $350 million and bears interest at a rate ranging between LIBOR + 0.80% and LIBOR + 1.25% (including an annual facility fee ranging from 0.15% to 0.40% based on the aggregate amount of the line of credit) depending on the Operating Partnership’s unsecured debt rating. This new line of credit amends the previous $275 million unsecured line of credit that was scheduled to mature in April 2003. This line of credit matures in April 2006. In addition, as long as the Operating Partnership maintains an unsecured debt rating of BBB-/ Baa3 or better, the agreement contains a competitive bid option, whereby the lenders may bid on the interest rate to be charged for up to $150 million of the unsecured line of credit. The Operating Partnership also has the option to convert the interest rate on this line of credit to the higher of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%. As of December 31, 2003, $158.0 million was outstanding on this line of credit and $152.0 million was available for additional borrowings.

      As of December 31, 2003, we had approximately $24.4 million in cash and cash equivalents, including $19.7 million in restricted cash. Restricted cash consisted of $13.7 million in interest bearing cash deposits required by five of our mortgage loans payable and $6.0 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

      We have entered into $150 million of forward-starting hedges during 2003 to effectively fix the 10-year Treasury rate at an average rate of approximately 4.1% for borrowings that are anticipated to occur in 2004 to refinance some of our scheduled debt maturities. The forward-starting interest rate hedges were entered into at current market rates and, therefore, had no initial cost.

      In October and November of 2003, we also entered into reverse interest rate hedge agreements to float $100 million of the fixed interest rate associated with the 7.00% senior unsecured notes due in November of 2007. Under these reverse hedges, we will receive interest at a fixed rate of 7.00% and pay interest at a variable rate averaging the six-month LIBOR in arrears plus 3.10%. These interest rate hedges mature at the same time the notes are due. Including these hedges, our floating-rate debt ratio as of December 31, 2003 was approximately 16%.

     Capital Recycling Program

      During 2003 we sold eight properties pursuant to our capital recycling program totaling approximately 598,000 square feet for approximately $93.5 million in gross sales proceeds as follows:

						Gross Sales
Property	County	Submarket	Date of Sale	Property Type	Square Feet	Price

						($000’s)
9201 Sunset	Los Angeles	West Hollywood	March 11, 2003	Office	139,711	$32,350
Centrelake Plaza	San Bernardino	Inland Empire West	April 11, 2003	Office	110,763	14,395
Havengate Center	San Bernardino	Inland Empire East	April 11, 2003	Office	80,557	10,521
HDS Plaza	San Bernardino	Inland Empire East	April 11, 2003	Office	104,178	12,371
Chicago Avenue Business Park	Riverside	Inland Empire East	April 11, 2003	Office	47,482	6,113
Lambert Plaza	Orange	North County	May 22, 2003	Office	32,807	5,000
Pennsfield Plaza	Los Angeles	Simi/Conejo Valley	November 5, 2003	Office	21,202	3,555
Lyons Plaza	Los Angeles	Simi/Conejo Valley	December 11, 2003	Office	61,203	9,200

					597,903	$93,505

      The net proceeds from these dispositions were used to reduce the outstanding balance on our Wells Fargo unsecured line of credit.

      On December 23, 2003, we acquired Governor Executive Centre II, a 101,433 square foot, 96% leased, office property located in the Governor Park submarket of San Diego County for approximately $23.4 million.

Debt Summary

      Following is a summary of scheduled principal payments for our total outstanding indebtedness as of December 31, 2003 (in thousands):

Year	Amount

2004	$184,466
2005	207,470
2006	297,859	(1)
2007	158,961
2008	230,985
2009	112,550
2010	150,565
2011	710
2012	768
2013	845
Thereafter	4,602

Total	$1,349,781

(1)	Includes $158 million outstanding on the Wells Fargo unsecured line of credit.

     Following is other information related to our indebtedness as of December 31, 2003 (in thousands, except percentage and interest rate data):

Unsecured and Secured Debt:

			Weighted Average
	Balance	Percent	Interest Rate(1)

	(000’s)
Unsecured Debt	$784,952	58%	6.58%
Secured Debt	564,829	42	7.37

Total Debt	$1,349,781	100%	6.91%

Floating and Fixed Rate Debt:

			Weighted Average
	Balance	Percent	Interest Rate(1)

	(000’s)
Floating Rate Debt(2)	$211,000	16%	3.93%
Fixed Debt(3)	1,138,781	84	7.46

Total Debt	$1,349,781	100%	6.91%

(1)	Includes amortization of prepaid financing costs.

(2)	Includes $100 million of fixed rate debt that has been converted to floating rate through interest rate hedge agreements.

(3)	Includes $175 million of floating rate debt that has been fixed through interest rate swap agreements.

Consolidated Income Available for Debt Service and Compliance with Principal Financial Covenants

      Consolidated Income Available for Debt Service is a non-GAAP measurement of our performance and liquidity. Consolidated Income Available for Debt Service is presented below because this data is used by investors and our management as a supplemental measure to (a) evaluate our operating performance and compare it to other real estate companies, (b) determine trends in earnings, (c) determine our ability to service debt and (d) determine our ability to fund future capital expenditure requirements. As discussed more fully below, Consolidated Income Available for Debt Service is also used in several financial covenants we are required to satisfy each quarter under the terms of our principal debt agreements.

      Consolidated Income Available for Debt Service permits investors and management to view income from our operations on an unleveraged basis before the effects of non-cash depreciation and amortization expense. By excluding interest expense, Consolidated Income Available for Debt Service measures our operating performance independent of our capital structure and indebtedness and, therefore, allows for a more meaningful comparison of our operating performance between quarters as well as annual periods and to compare our operating performance to that of other companies, and to more readily identify and evaluate trends in earnings.

      The usefulness of Consolidated Income Available for Debt Service is limited because it does not reflect interest expense, taxes, gains or losses on sales of property, losses on valuations of derivatives, asset impairment losses, cumulative effect of a change in accounting principle, extraordinary items as defined by GAAP and depreciation and amortization costs. These costs have been or may in the future be incurred by us, each of which affects or could effect our operating performance and ability to finance our investments at competitive borrowing costs, successfully maintain our REIT status, and acquire and dispose of real estate properties at favorable prices to us. Some of these costs also reflect changes in value in our properties that result from use or changes in market conditions and the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties. Due to the significance of the net income components excluded from Consolidated Income Available for Debt Service, this measure should not be considered an alternative to (and should be considered in conjunction with) net income, cash flow from operations, and other performance or liquidity measures prescribed by GAAP. This measure should also be analyzed in conjunction with discussions elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the items eliminated in the calculation of Consolidated Income Available for Debt Service.

      The reader is cautioned that Consolidated Income Available for Debt Service, as calculated by us, may not be comparable to similar measures reported by other companies (under names such as or similar to Consolidated Income Available for Debt Service, EBITDA or adjusted EBITDA) that do not define this measure exactly the same as we do.

      We calculate Consolidated Income Available for Debt Service as follows:

	Year Ended December 31,

	2003	2002	2001	2000	1999

Net cash provided by operating activities	$181,482	$199,922	$204,667	$192,152	$170,354
Add:
Interest expense	93,767	88,516	86,651	79,211	60,867
Interest expense from discontinued operations	—	—	(2,456)	(805)	(628)
Gain on repayment of mortgage note receivable	—	750	—	—	—
Less:
Amortization of loan costs and fees	(3,972)	(3,807)	(3,568)	(3,568)	(2,868)
Amortization of deferred compensation	(2,251)	(1,199)	(1,938)	(586)	—
Changes in operating assets and liabilities:
Rent and other receivables	771	(6,768)	(3,775)	1,080	2,279
Deferred rent	557	4,657	7,401	7,656	6,928
Prepaid financing costs, expenses and other assets	1,494	2,997	4,366	7,480	1,456
Accounts payable and accrued expenses	2,365	(9,729)	(4,388)	(11,359)	(4,250)
Security deposits	(1,676)	(962)	(213)	(3,397)	(2,140)

Consolidated Income Available for Debt Service	$272,537	274,377	$286,747	$267,864	$231,998

	Year Ended December 31,

	2003	2002	2001	2000	1999

Net Income	$58,509	70,175	$97,759	$96,710	$96,626
Add:
Interest expense	93,767	88,516	86,651	79,211	60,867
Interest expense from discontinued operations	—	—	(2,456)	(805)	(629)
Depreciation and amortization	118,114	106,182	98,136	83,244	67,428
Minority interest	5,536	5,999	7,304	7,426	5,041
Minority interest from discontinued operations	338	237	261	187	255
Depreciation from discontinued operations	2,210	5,235	3,683	4,023	2,410
Less:
Gain on sale of discontinued properties	(5,937)	—	—	—	—
Gain on sale of operating properties	—	(1,967)	(4,591)	(2,132)	—

Consolidated Income Available for Debt Service	$272,537	274,377	$286,747	$267,864	$231,998

      Consolidated Income Available for Debt Service is also presented because it is used in ratios contained in the principal financial covenants of the Indenture governing our publicly traded senior unsecured notes and our Credit Agreement with a syndicate of banks led by Wells Fargo. As of December 31, 2003, our senior unsecured notes represented 37% of our total outstanding debt and amounts outstanding under our Wells Fargo unsecured line of credit represented 12% of our total outstanding debt. The Consolidated Income Available for Debt Service ratios and the other ratios reported below are part of financial covenants we are required to satisfy each fiscal quarter. We believe information about these ratios is useful to (1) confirm that we are in compliance with the financial covenants of our principal loan agreements, (2) evaluate our ability to service our debt, (3) evaluate our ability to fund future capital expenditures, and (4) compare our ratios to other real estate companies, including other REITs, that present the same ratios.

      If we were to fail to satisfy these financial covenants, we would be in default under the terms of the Indenture for the senior unsecured notes and/or the Wells Fargo Credit Agreement. A default under those agreements could accelerate the obligation to repay such debt and could cause us to be in default under our other debt agreements. Depending on the circumstances surrounding such acceleration, we might not be able to repay the debt on terms that are favorable to us, or at all, which could have a material adverse affect on our financial condition and our ability to raise capital in the future.

      The reader is cautioned that these ratios, as calculated by us, may not be comparable to similarly entitled ratios reported by other companies that do not calculate these ratios exactly the same as we do. These ratios should not be considered as alternatives to the ratio of earnings to fixed charges.

      The following table summarizes the principal ratios contained in the financial covenants of our senior unsecured notes and Wells Fargo unsecured line of credit as of December 31, 2003 (in thousands, except percentage and covenant ratio data):

Net investment in real estate	$2,646,699
Cash and cash equivalents	4,707
Restricted cash	19,694
Accumulated depreciation and amortization(1)	456,432

Total Assets	$3,127,532

Total unencumbered assets	$1,793,226

Mortgage loans payable(2)	$564,829
Unsecured lines of credit	161,000
Unsecured term loan	125,000
Unsecured senior notes, net of discount	498,952

Total Outstanding Debt	$1,349,781

Consolidated Income Available for Debt Service	$272,537

Interest incurred(3)	$96,263
Loan fee amortization(3)	(3,589)

Debt Service(3)	$92,674

Covenant Ratios	Test	Actual

Ratio of Consolidated Income Available for Debt Service to Debt Service	Greater than 1.5	2.9
Ratio of Consolidated Income Available for Debt Service to interest expense	Greater than 2.0	3.0
Ratio of Consolidated Income Available for Debt Service to fixed charges(4)	Greater than 1.75	2.2
Total Outstanding Debt/ Total Assets	Less than 60%	43%
Secured Debt/ Total Assets	Less than 40%	18%
Unencumbered Assets/ Unsecured Debt	Greater than 150%	228%

(1)	Includes accumulated depreciation related to a property currently held for disposition.

(2)	Represents 10 secured loans that are secured by 71 properties in our portfolio.

(3)	Represents amounts for the most recent four consecutive quarters. Loan fee amortization excludes discount amortization on senior unsecured notes.

(4)	Fixed charges consist of interest costs, whether expensed or capitalized, principal payments on all debt, an amount equal to $0.3125 per quarter multiplied by the weighted average gross leaseable square feet of the portfolio at the end of the period and preferred unit distributions.

     Total interest incurred and the amount capitalized was as follows (unaudited and in thousands):

	Year Ended December 31,

	2003	2002	2001

Total interest incurred	$96,263	$94,162	$93,290
Amount capitalized	(2,496)	(5,646)	(9,095	)(1)

Amount expensed	$93,767	$88,516	$84,195

(1)	Includes approximately $2.5 million of interest capitalized on an office property that was classified as part of discontinued operations for the year ended December 31, 2001.

Future Capital Resources

      We may sell assets over the next twelve to twenty-four months. Due to market conditions beyond our control, it is difficult to predict the actual period and amount of these asset sales. Also depending on market conditions, at the time any such sales proceeds are realized, we expect to place such amounts into investments that we believe will generate higher long-term value, which may include development or redevelopment of office buildings, acquisitions of existing buildings or repurchases of our common stock. In addition, we expect to use a portion of any proceeds to pay down portions of our debt in order to maintain our conservative leverage and coverage ratios.

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

      Recurring non-revenue enhancing capital expenditures represent building improvements and leasing costs required to maintain current revenue. Recurring capital expenditures do not include immediate building improvements that were taken into consideration when underwriting the purchase of a building or which are being incurred to bring a building up to our operating standards or to reach stabilization. We consider a property to be stabilized when the property is at least 95% leased. Recurring capital expenditures consist primarily of replacement components such as new elevators, roof replacements and upgrade requirements required by new safety codes such as new fire-life-emergency systems.

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

Contractual Obligations

      As of December 21, 2003, we were subject to certain contractual payment obligations as described in the table below.

	Payments Due by Period

	Total	2004	2005	2006	2007	2008	Thereafter

	(in thousands)
Contractual Obligations:
Long-term debt Mortgage debt	$564,829	$181,850	$7,776	$15,140	$8,710	$231,109	$120,244
Unsecured senior notes	500,270	—	199,974	—	150,376	—	149,920
Unsecured term loan	125,000	—	—	125,000	—	—	—
Unsecured line of credit	161,000	3,000	—	158,000	—	—
Ground leases	120,092	1,785	1,815	1,840	1,865	1,865	110,922
Capital commitments	9,089	9,089	—	—	—	—	—

Total Contractual Obligations	$1,480,280	$195,724	$209,565	$299,980	$160,951	$232,974	$381,086

Funds From Operations

      The following table reflects the calculation of our funds from operations for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 (in thousands, except percentages):

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except ratio and per share amounts)
Funds from Operations(1):
Net income	$58,509	$70,175	$97,759	$96,710	$96,626
Depreciation and minority interest from discontinued operations	2,548	5,472	3,944	4,210	2,664
Gain on sale of discontinued properties	(5,937)	—	—	—	—
Depreciation and amortization	118,114	106,182	98,136	83,244	67,428
Gain on sale of operating properties	—	(1,967)	(4,591)	(2,132)	—
Minority interest	5,536	5,999	7,304	7,426	5,041
Income allocated to Preferred Operating Partnership Units	(4,312)	(4,312)	(4,312)	(4,312)	(1,354)

Funds from Operations(2)	174,458	181,549	198,240	185,146	170,405
Arden Realty’s percentage share(3)	97.4%	97.3%	96.8%	96.7%	96.2%

Arden Realty’s share of Funds from Operations	$169,922	$176,647	$191,896	$179,036	$163,930

Weighted average common shares and operating partnership units outstanding — Diluted	65,513	66,098	66,132	65,759	65,566

(1)	We believe that funds from operations, or FFO, is a useful supplemental measure of our operating performance. We compute FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NARIET, in April 2002. The White Paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles, or GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

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

(2)	Includes approximately $2.2 million, $1.2 million, $1.9 million and $586,000 in non-cash compensation expense for the years ended December 31, 2003, 2002, 2001 and 2000, respectively.

(3)	Represents Arden Realty’s weighted average ownership percentage during the respective twelve month period.

Current Economic Climate

      Our short and long-term liquidity, ability to refinance existing indebtedness, ability to issue long-term debt and equity securities at favorable rates and our dividend policy are significantly impacted by the operating results of our properties, all of which are located in Southern California. Our ability to lease available space and increase rates when leases expire is largely dependent on the demand for office space in the markets where our properties are located. We believe current uncertainty over the national and Southern California economic environment is exerting downward pressures on the demand for Southern California commercial office space. We are expecting continued downward pressures on occupancy and rental rates and upward pressures on leasing costs due to several factors, including, among others, the following:

•	Non-farm job growth in Southern California, which we believe to be a leading indicator of office demand, was negative in 2003 and is largely dependent on improved economic activity;

•	Rental rates decreased in 2003 and are expected to decrease further in 2004 due to the state of the local economy and competition from other office landlords;

•	Tenant concessions for new and renewal leases increased in some submarkets in 2003 and are expected to further increase in 2004 due to competition from other office landlords;

•	Some tenants are under-utilizing their existing space and can therefore expand internally before they need new space;

•	Sublease space is impacting vacancy and rental rates in some submarkets; and

•	Over-building has increased vacancy rates in some submarkets.

      Although these factors were present during 2003, the occupancy of our portfolio increased 0.3% from 90.1% as of December 31, 2002 to 90.4% as of December 31, 2003.

      According to published reports, overall market rental rates in Southern California declined 1% to 2% during 2003. Given the current trends, including the expected continued occupancy pressures and more aggressive pricing from competing landlords and sublease space, we expect market rates may decline by up to an additional 2% in 2004. Concessions also rose during 2003. As occupancy pressures continue, we expect concessions in either free rent or higher tenant improvement allowances to continue until vacancies decline to a level where landlords regain pricing power.

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

     Interest Rate Risk

      In order to modify and manage the interest characteristics of our outstanding debt and limit the effects of interest rates on our operations, we may use a variety of financial instruments, including interest rate hedges, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counter-party credit risk and legal enforceability of hedging contracts. We do not enter into any transactions for speculative or trading purposes. During 2003, we entered into $150 million of forward-starting interest rate hedge agreements effectively fixing the 10-year Treasury Rate at approximately 4.1% for borrowings that are anticipated to occur in 2004 to refinance some of our scheduled debt maturities. In October and November of 2003, we also entered into reverse interest rate hedge agreements to float $100 million of the fixed interest rate associated with the 7.00% senior unsecured notes due in November 2007. Under these reverse hedges, we will receive interest at a fixed rate of 7.00% and pay interest at a variable rate averaging the six-month LIBOR in arrears plus 3.10%.

      Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of December 31, 2003, a 1% increase in interest rates on our $211.0 million of floating rate debt would decrease annual future earnings and cash flows by approximately $2.1 million and would not have an impact on the fair value of the floating rate debt. A 1% decrease in interest rates on our $211.0 million of floating rate debt would increase annual future earnings and cash flows by approximately $2.1 million and would not have an impact on the fair value of the floating rate debt. The weighted average interest rate on our floating debt as of December 31, 2003 was 3.93%.

      Our fixed rate debt, including $175.0 million in floating rate debt swapped to fixed through interest rate hedges, totaled $1,138.8 million as of December 31, 2003 with a weighted average interest rate of 7.46% and a total fair value of approximately $1,198.5 million. A 1% decrease in interest rates on our $1,138.8 million of fixed rate debt would increase its fair value by approximately $55.2 million and would not have an impact on annual future earnings and cash flows. A 1% increase in interest rates on our $1,138.8 million of fixed rate debt would decrease its fair value by approximately $52.1 million and would not have an impact of annual future earnings and cash flows.

      These amounts are determined by considering the impact of hypothetical interest rates on our borrowing cost. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in that environment. Further, in the event of a change of this magnitude, we would consider taking actions to further mitigate our exposure to any such change. Due to the uncertainty of the specific actions that would be taken and their possible effects, however, this sensitivity analysis assumes no changes in our capital structure.

RISK FACTORS

      In addition to the other information contained or incorporated by reference in this Form 10-K, readers should carefully consider the following risk factors.

Real Estate Investment Risks

An inability to retain tenants or rent space upon lease expirations may adversely affect our revenues and our ability to service our debt.

      Through 2008, 2,725 leases, including month-to-month leases, comprising approximately 78% of our leased net rentable square footage and approximately 74% of our annualized base rents at December 31, 2003 will expire as follows:

		Percentage of	Percentage of
		Aggregate Portfolio	Aggregate Portfolio
	Number of	Leased Square	Annualized Base
Year	Leases Expiring	Feet	Rent

2004	817	20.7%	18.1%
2005	643	18.1	16.4
2006	548	15.5	15.4
2007	370	11.6	11.7
2008	347	12.1	12.8

      If we are unable to promptly relet or renew leases for all or a substantial portion of this space, or if the rent upon renewal or reletting are significantly lower than expected, our cash flow and business could be adversely affected which would limit our ability to service our debts.

Lack of non-farm job growth in Southern California or a deterioration of the local and national economy will adversely affect our operating results.

      All of our properties are located in Southern California. In 2003, the Southern California economy experienced negative job growth. We believe non-farm job growth to be a leading indicator of office demand for the region. During 2004, a total of approximately 3.5 million square feet of occupied space, representing approximately 19.0% of our total net rentable space, including month-to-month leases, will expire. Further negative non-farm job growth in our submarkets or a deterioration of the local and/or national economy may result in further erosion of occupancy and rental rates and may cause tenant concessions to increase and would most likely negatively affect our operating performance and property values.

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

      Equity real estate investments are relatively illiquid. That illiquidity may tend to limit our ability to sell properties promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code of 1986, as amended, may under specified circumstances impose a 100% prohibited transaction tax on the profits derived from our sale of properties held for fewer than four years, which could affect our ability to sell our properties.

Rising energy costs and power outages in California may have an adverse effect on our operations and revenue.

      Problems associated with deregulation of the electric industry in California have resulted in significantly higher costs in some areas. All of our properties are currently located in areas served by utilities that either produce their own electricity, or that have procured long-term, fixed rate contracts with commercial electrical providers. While we have no information suggesting that any future service interruptions are expected, we believe that higher utility costs may continue as price increases are allowed by the California Public Utility Commission or other regulatory agencies.

      Approximately 27% of our buildings and 21% of the total rentable square footage of our portfolio are subject to leases that require our tenants to pay all utility costs. The remainder of our leases provide that tenants will reimburse us for utility costs in excess of a base year amount.

      Although we have not experienced any material losses resulting from electric deregulation, it is possible that some or all of our tenants will not fulfill their lease obligations and reimburse us for their share of any significant electric rate increases and that we will not be able to retain or replace our tenants if energy problems in California continue.

Increases in taxes and regulatory compliance costs may reduce our revenue.

      Except for our triple net leases, we may not be able to pass all real estate tax increases through to some or all of our tenants. Therefore, any tax increases may adversely affect our cash flow and our ability to pay or refinance our debt obligations. Our properties are also subject to various federal, California and local regulatory requirements, such as requirements of the Americans with Disabilities Act, and California and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that our properties are currently in substantial compliance with these regulatory requirements. We cannot assure you, however, that these requirements will not be changed or that new requirements will not be imposed that would require significant unanticipated expenditures by us and could have an adverse effect on our cash flow, the amounts available for distributions and on our business.

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

We may not be able to successfully integrate or finance our acquisitions.

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

      We currently have one development property under lease-up at the Howard Hughes Center in Los Angeles, California. The estimated total costs for this property is approximately $81.5 million. In addition, we have preliminary architectural designs completed for an additional 475,000 net rentable square feet and have completed preliminary designs on a build-to-suit office building at our Long Beach Airport Business Park. We have entitlements for up to 600 hotel rooms at the Howard Hughes Center. Also, as part of our Gateway Towers acquisition in August 2002, we acquired a 5-acre developable land parcel in Torrance, California that we are also marketing for a build-to-suit building. We do not intend to commence construction on any of these projects until development plans and budgets are finalized and build-to-suit tenant leases are signed with terms allowing us to achieve yields commensurate with each project’s development risk. We also intend to review, from time to time, other opportunities for developing and constructing office buildings and other commercial properties in accordance with our development and underwriting policies.

      We expect to finance our development activities over the next 24 months through net cash provided by operating activities, proceeds from asset sales, proceeds from our lines of credit or project specific financing.

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

      Our governing documents do not restrict the amount or percentage of our assets that we may invest in a single property or geographic area. All of our properties are currently in Southern California and we have no immediate plans to invest outside of Southern California. Although the overall Southern California economy is diverse and well balanced, the geographic concentration of our portfolio may make us more susceptible to changes affecting the Southern California economy and real estate markets or damages from regional events such as earthquakes.

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

Financing Risks

Our amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition.

      As of December 31, 2003, we had total debt of approximately $1.3 billion, consisting of approximately $564.8 million in secured debt and approximately $785.0 million of unsecured debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      Our indebtedness could:

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

      Despite current indebtedness levels, we may still be able to incur substantially more debt in the future, which would increase the risks associated with our substantial leverage. Neither the partnership agreement of our Operating Partnership nor our governing documents limit the amount or the percentage of indebtedness that we may incur. We may borrow up to a maximum of $330 million under our two lines of credit. As of December 31, 2003, we had the ability to borrow an additional $169.0 million under these two lines of credit. If new debt is added to our current debt levels, the related risks that we now face could intensify and could increase the risk of default on our indebtedness.

Scheduled debt payments could adversely affect our financial condition.

      Our cash flow could be insufficient to meet required payments of principal and interest when due. In addition, we may not be able to refinance existing indebtedness, which in virtually all cases requires substantial principal payments at maturity, and, if we can refinance, the terms of the refinancing might not be as favorable as the terms of our existing indebtedness. As of December 31, 2003, approximately $184.5 million of principal will be coming due over the next twelve months. If principal payments cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt and continue to service and repay our debt obligations.

Rises in interest rates could adversely affect our financial condition.

      An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt which rise and fall upon changes in interest rates. At December 31, 2003, approximately 16% of our debt was variable rate debt. Increases in interest rates would also impact the refinancing of our fixed rate debt. If interest rates are higher when our fixed debt becomes due, we may be forced to borrow at the higher rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate hedges, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable. During 2003, we entered into $150 million of forward-starting interest rate hedge agreements effectively fixing the 10-year Treasury Rate at approximately 4.1% for borrowings that are anticipated to occur in 2004 to refinance some of our scheduled debt maturities. In October and November of 2003, we also entered into reverse interest rate hedge agreements to float $100 million of the fixed interest rate associated with the 7.00% senior unsecured notes due in November 2007. Under these reverse hedges, we will receive interest at a fixed rate of 7.00% and pay interest at a variable rate averaging the six-month LIBOR in arrears plus 3.10%.

Many of our properties are subject to mortgage financing which could result in foreclosure if we are unable to pay or refinance the mortgages when due.

      We currently have outstanding five mortgage financings totaling $547.0 million that are secured by 67 of our properties. The properties in each of these financings are fully cross-collateralized and cross-defaulted. To the extent two or more mortgages are cross-defaulted, a default in one mortgage will trigger a default in the other mortgages. The cross-defaults can give the lender a number of remedies depending on the circumstances such as the right to increase the interest rate, demand additional collateral, accelerate the maturity date of the mortgages or foreclose on and sell the properties. To the extent two or more mortgages are cross-collateralized, a default in one mortgage will allow the mortgage lender to foreclose upon and sell the properties that are not the primary collateral for the loan in default. Four additional properties are subject to single property mortgages totaling approximately $17.8 million at December 31, 2003. If we are unable to meet our obligations under these mortgages, we could be forced to pay higher interest rates or provide additional collateral or the properties subject to the mortgages could be foreclosed upon and sold, which could have a material adverse effect on us and our ability to pay or refinance our debt obligations.

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

      Certain provisions of our charter and bylaws may delay, defer or prevent a third party from making offers to acquire us or assume control over us. For example, such provisions may:

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

      Although our Board of Directors presently has no intention of doing so, except as described below, our Board of Directors could waive this restriction with respect to a particular stockholder if it were satisfied, based upon the advice of counsel or a ruling from the Internal Revenue Service, that ownership by such stockholder in excess of the ownership limit would not jeopardize our status as a REIT and our Board of Directors otherwise decided such action would be in our best interests. Our Board of Directors has waived our ownership limit with respect to Mr. Ziman, our Chairman and CEO, and certain family members and affiliates and has permitted these parties to actually and constructively own up to 13.0% of the outstanding shares of common stock.

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

      Our current terrorism insurance policy, which expires in March 2005, specifically excludes biological, chemical or nuclear terrorist acts. We have been notified by our insurance broker that in the aftermath of the September 11th attacks, insurance carriers will continue to exclude these types of attacks from terrorism insurance policies or offer coverage for biological, chemical or nuclear attacks coverages at prohibitive costs. Although we did not derive more than 4.0% of our 2003 net operating income from any one of the properties in our portfolio, a biological, chemical or nuclear terrorist attack damaging several of our properties or negatively impacting the financial condition of our tenants could materially deteriorate our operating results and overall financial condition.

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

      In the past few years, independent environmental consultants have conducted or updated Phase I environmental assessments and other environmental investigations as appropriate at some of our properties. The environmental site assessments and investigations have identified a total of 30 properties in our portfolio, representing approximately 32% of the total rentable square feet in the portfolio, affected by environmental concerns. These environmental concerns include properties that may be impacted by known or suspected (a) contamination caused by third party sources or (b) soil and/or groundwater contamination which has been remediated, and (c) those containing underground storage tanks or asbestos.

      Of these properties, two are believed to be affected by contamination caused by third party sources and also houses an underground storage tank, three contain friable asbestos, sixteen contain non-friable asbestos, and nine house underground storage tanks only. The properties affected by contamination are primarily affected by petroleum and solvent substances, and in each case a third party has indemnified us for any and all problems associated with this contamination. With regard to those properties affected by asbestos, asbestos does not pose a health hazard if it is not disturbed in such a way to cause an airborne release of asbestos. Asbestos is friable when it can be crumbled, pulverized or reduced to powder by hand pressure, and non-friable when hand pressure cannot release encapsulated asbestos fibers. Friable asbestos is more likely to be released into the air than non-friable asbestos. We manage all asbestos in ways that minimize its potential to become airborne or otherwise threaten human health. Regarding underground storage tanks, subsurface leakage of the materials contained within the tank constitutes the primary risk posed by these devices. We comply with all applicable laws, including double-wall construction, testing protocols, placement of tanks within bermed areas, and the installation of leak and spill detection equipment, to minimize the risks posed by underground storage tanks.

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

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations.

      Recently enacted and proposed changes in the law and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and by the New York Stock Exchange, could result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 8.	Financial Statements and Supplementary Data

      The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

ITEM 9A.	Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. Also, we have an investment in an unconsolidated entity. Because we do not control or manage this entity, our disclosure controls and procedures with respect to such entity is necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

      As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fourth quarter of the year ended December 31, 2003 covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

      There has been no change in our internal controls over financial reporting during our most recent fiscal quarter or fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

      The information required by Part III is incorporated by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders.

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

Equity Compensation Plan Information

      The following table provides information as of December 31, 2003 with respect to shares of our common stock that may be issued under our existing equity compensation plans (in thousands, except per share amounts):

	Number of shares of		Number of shares of common stock
	common stock to be issued	Weighted-average exercise	remaining available for future
	upon exercise of	price of outstanding	issuance under equity compensation
	outstanding options,	options, warrants and	plans (excluding shares reflected in
Plan Category	warrants and rights	rights	column (a))(1)

	(a)	(b)	(c)
Equity Compensation plans approved by shareholders	3,236	$22.05	746
Equity Compensation plans not approved by shareholders	190 (2)	23.36	—

Total	3,426	$22.10	746

(1)	Includes shares available for issuance under restricted stock grants.

(2)	On October 15, 1997, 10,000 options with an exercise price of $32.25, on December 15, 1998, 40,000 options with an exercise price of $22.50, and on November 30, 1999, 10,000 options with an exercise price of $19.25 were granted to each of our non-employee directors: Carl D. Covitz, Larry S. Flax, Steven C. Good and Kenneth B. Roath; Peter S. Gold participated only in the 1998 and 1999 grants. All of these options were granted with an exercise price equal to fair market value on the date of grant, vest during the non-employee directors’ continued service with Arden over a three-year period, with one third of the options vesting on each anniversary of the grant date and expire ten years from the anniversary of the grant date, subject to earlier termination upon the happening of certain events. From these grants, Mr. Roath and Mr. Good exercised 50,000 and 40,000 options, respectively, during 2003. In addition, Mr. Roath forfeited 10,000 options upon his retirement in 2003.

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

ITEM 14.	Principal Accountant Fees and Services

      The information contained in the section captioned “Principal Accountant Fees and Services” of the definitive proxy statement is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements

      The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

      All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(b) Reports on Form 8-K

      Form 8-K filed on October 29, 2003, furnishing a press release announcing the registrant’s earnings for the third quarter of 2003 (Item 12).

(c) Exhibits

Exhibit
Number		Description

3	.1*	Amended and Restated Articles of Incorporation as filed as an exhibit to Arden Realty’s registration statement on Form S-11 (No. 333-08163).
3	.2*	Articles Supplementary of Class A Junior Participating Preferred Stock as filed as an exhibit to the current report on Form 8-K, dated August 26, 1998.
3	.3*	Articles Supplementary of the 8 5/8 Series B Cumulative Redeemable Preferred Stock dated September 7, 1999, filed as an exhibit to Arden Realty’s annual report on Form 10-K dated March 27, 2000.
3	.4*	Bylaws of Registrant as filed as an exhibit to Arden Realty’s registration statement on Form S-11 (No. 333-08163).
3	.5*	Certificate of Amendment of the Bylaws of Arden Realty dated July 14, 1998, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q dated August 14, 1998.
3	.6*	Certificate of Amendment of the Bylaws of Arden Realty dated March 17, 2000, filed as an exhibit on Arden Realty’s quarterly report on Form 10-Q dated May 11, 2000.
4	.1*	Rights Agreement, dated August 14, 1998, between Arden Realty and The Bank of New York, as filed as an exhibit to Arden Realty’s current report on Form 8-K dated August 26, 1998.
4	.2*	Indenture between Arden Realty Limited Partnership and The Bank of New York, as trustee, dated March 14, 2000 as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-35406).
4	.3*	Form of Arden Realty Limited Partnership’s unsecured 8.875% senior note due 2005, dated March 17, 2000 filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-35406).
4	.4*	Form of Arden Realty Limited Partnership’s unsecured 9.150% senior note due 2010, dated March 17, 2000 filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-35406).

Exhibit
Number		Description

4	.5*	Form of Arden Realty Limited Partnership’s unsecured 8.50% senior note due 2010, dated November 20, 2000 as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-53376).
4	.6*	Form of Arden Realty Limited Partnership’s 7.00% Note due 2007, dated November 9, 2002 as filed as an exhibit to Arden Realty Limited Partnership’s current report on Form 8-K filed on November 9, 2001.
4	.7*	Officers’ certificate dated March 17, 2000 with respect to the terms of Arden Realty Limited Partnership’s 8.875% senior note due 2005 and 9.150% Senior Notes due 2010 as filed as an exhibit to Arden Realty’s annual report on Form 10-K filed on April 1, 2002.
4	.8*	Officers’ certificate dated November 20, 2000 with respect to the terms of Arden Realty Limited Partnership’s 8.50% Senior Notes due 2010 as filed as an exhibit to Arden Realty’s annual report on Form 10-K filed on April 1, 2002.
4	.9*	Officer’s certificate dated November 9, 2001 with respect to the terms of Arden Realty Limited Partnership’s 7.00% Note due 2007, filed as an exhibit to Arden Realty Limited Partnership’s current report on Form 8-K filed on November 9, 2001.
4	.10*	Second Amendment to Rights Agreement, dated as of June 19, 2003, between Arden Realty and The Bank of New York, as filed as an exhibit to Arden Realty’s current report on Form 8-K dated July 1, 2003.
10	.1*( 7/8)	1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty’s registration statement on Form S-11 (No. 333-08163).
10	.2*( 7/8)	Amendment Number 1 to the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty’s Schedule 14A filed on June 23, 1998.
10	.3*( 7/8)	Form of Officers and Directors Indemnification Agreement as filed as an exhibit to Arden Realty’s registration statement on Form S-11 (No. 333-08163).
10	.4*	Loan Agreement dated June 8, 1998 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.5*	Mortgage Note, dated June 8, 1998 for $136,100,000 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company, and Lehman Brothers Realty Corporation, a Delaware corporation. (Exhibit B. to Exhibit 10.4 above).
10	.6*	Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.4 above).
10	.7*	Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to Exhibit 10.4 above).
10	.8*	Deed of Trust, Assignment of Rents and Leases, Security Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance III, L.L.C. as Grantor, to Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.9*	Assignment of Leases and Rents dated June 8, 1998, by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.10*	Collateral Assignment of Management Agreement and Subordination Agreement dated as of June 8, 1998 among Arden Realty Finance III, L.L.C., a Delaware limited liability company (“Borrower”), Lehman Brothers Realty Corporation, a Delaware corporation, (“Lender”), and Arden Realty Limited Partnership, a Maryland limited partnership (“Manager”), filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10.11		Security Agreement entered into as of June 8, 1998 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.

Exhibit
Number		Description

10	.12*	Environmental Indemnity Agreement dated June 8, 1998 by Arden Realty Finance III, L.L.C., a Delaware limited liability company, in favor of Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.13*	Letter Agreement dated June 8, 1998 between Lehman Brothers Realty Corporation, Arden Realty Finance III, L.L.C., Arden Realty and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.14*	Loan Agreement by and between Arden Realty Finance IV, LLC, a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.15*	Mortgage Note, dated June 8, 1998 for $100,600,000 by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Maker”), and Lehman Brothers Realty Corporation, a Delaware corporation (Exhibit B to Exhibit 10.14 above).
10	.16*	Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.14 above).
10	.17*	Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to Exhibit 10.14 above).
10	.18*	Deed of Trust, Assignment of Rents and Leases, Security Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance IV, L.L.C. as Grantor, to Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.19*	Assignment of Leases and Rents dated June 8, 1998, by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Assignor”), and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns (“Assignee”), filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.20*	Collateral Assignment of Management Agreement and Subordination Agreement dated as of June 8, 1998 among Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Borrower”), Lehman Brothers Realty Corporation, a Delaware corporation, (“Lender”), and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.21*	Security Agreement entered into as of June 8, 1998 by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Debtor”), and Lehman Brothers Realty Corporation, a Delaware corporation (“Secured Party”), filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.22*	Environmental Indemnity Agreement dated June 8, 1998 by Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Indemnitor”), in favor of Lehman Brothers Realty Corporation, a Delaware corporation (“Lender”), filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.23*	Letter Agreement dated June 8, 1998 between Lehman Brothers Realty Corporation, Arden Realty Finance IV, L.L.C., Arden Realty and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.24*( 7/8)	Amended and Restated Employment Agreement dated January 1, 1999, between Arden Realty and Mr. Robert Peddicord, filed as a exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 8, 2000.
10	.25*	Miscellaneous Rights Agreement among Arden Realty, Arden Realty Limited Partnership, NAMIZ, Inc. and Mr. Ziman, filed as an exhibit to Arden Realty’s registration statement on Form S-11 (No. 333-08163).
10	.26*	Credit Facility documentation consisting of Second Amended and Restated Revolving Credit Agreement by and among Arden Realty Limited Partnership and a group of banks led by Wells Fargo Bank as filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on May 12, 2000.

Exhibit
Number		Description

10	.27*	Mortgage Financing documentation consisting of Loan Agreement by and between Arden Realty’s special purpose financing subsidiary and Lehman Brothers Realty Corporation (the Loan Agreement includes the Mortgage Note, Deed of Trust, and form of Tenant Estoppel Certificate and Agreement as exhibits) as filed as an exhibit to Arden Realty’s registration statement on Form S-11 (No. 333-30059).
10	.28*	Promissory Note, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty’s current report on Form 8-K filed on April 20, 1999.
10	.29*	Deed of Trust and Security Agreement, dated as of March 30, 1999, with Arden Realty Finance V, L.L.C. as the Trustor and Massachusetts Mutual Life Insurance Company as the Beneficiary filed as an exhibit to Arden Realty’s current report on Form 8-K filed on April 20, 1999.
10	.30*	Assignment of Leases and Rents, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty’s current report on Form 8-K filed on April 20, 1999.
10	.31*	Subordination of Management Agreement, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V. L.L.C. filed as an exhibit to Arden Realty’s current report on Form 8-K filed on April 20, 1999.
10	.32*	Environmental Indemnification and Hold Harmless Agreement, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty’s current report on Form 8-K filed on April 20, 1999.
10	.33*( 7/8)	Amended and Restated Employment Agreement dated May 27, 1999, between Arden Realty and Mr. Randy J. Noblitt as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-53376).
10	.34*( 7/8)	Amended and Restated Employment Agreement dated July 27, 2000, by and between Arden Realty and Mr. Richard S. Ziman as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-53376).
10	.35*( 7/8)	Amended and Restated Employment Agreement dated July 27, 2000, by and between Arden Realty and Mr. Victor J. Coleman as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-53376).
10	.36*( 7/8)	Amendment to the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty’s Schedule 14A filed on April 25, 2000.
10	.37*( 7/8)	Second Amended and Restated 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership dated September 20, 2001 as filed as an exhibit to Arden Realty, Inc.’s quarterly report on Form 10-Q filed on November 14, 2001.
10	.38*( 7/8)	Form of Promissory Note entered on July 19, 2001 and September 28, 2001 between Arden Realty Limited Partnership and Andrew Sobel and Robert Peddicord, respectively, as filed as an exhibit to Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed on November 14, 2001.
10	.39*( 7/8)	Amended and Restated Employment Agreement dated June 2, 1999, between Arden Realty and Mr. Richard Davis as filed on an exhibit to Arden Realty Limited Partnership’s annual report on Form 10-K filed on April 1, 2002.
10	.40*( 7/8)	Amended and Restated Employment Agreement dated March 29, 2002, between Mr. Andrew Sobel and Arden Realty, Inc. as filed as an exhibit to Arden Realty, Inc.’s quarterly report on Form 10-Q filed on August 14, 2002.
10	.41*( 7/8)	Form of Promissory Note entered into on February 18, 2002 between Arden Realty, Inc. and Mr. Andrew Sobel as filed as on exhibit to Arden Realty, Inc.’s quarterly report on Form 10-Q filed on August 14, 2002.
10	.42*	Term Loan Agreement between Arden Realty Limited Partnership and Wells Fargo Bank, National Association dated as of June 12, 2002 as filed as an exhibit to Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed on August 14, 2002.

Exhibit
Number		Description

10	.43*	Third Amended and Restated Revolving Credit Agreement between Arden Realty Limited Partnership and a group of lenders led by Wells Fargo Bank dated as of August 9, 2002 as filed as an exhibit to Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed on November 12, 2002.
10	.44*	Amendment to Term Loan Agreement between Arden Realty Limited Partnership and Wells Fargo Bank, National Association dated as of September 19, 2002 as filed as an exhibit to Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed on November 12, 2002.
10	.45*( 7/8)	Amended and Restated Employment Agreement dated May 27, 1999, by and between Arden Realty Limited Partnership and Mr. David Swartz as filed as an exhibit to Arden Realty Limited Partnership’s annual report on Form 10-K filed on March 27, 2003.
12.1		Statement regarding computation of ratios.
21	.1*	Subsidiaries of Arden Realty Limited Partnership as filed as an exhibit to Arden Realty Limited Partnership’s annual report on Form 10-K filed on March 27, 2003 are incorporated here by reference and in addition, Arden Realty Limited Partnership is included herein as a subsidiary of Arden Realty, Inc.
23.1		Consent of independent auditors.
31.1		Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Incorporated by reference.

(( 7/8))	Management contract or compensatory plan or arrangement required to be identified by Item 15(a)3.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2004.

ARDEN REALTY, INC.

By:	/s/ RICHARD S. ZIMAN

Richard S. Ziman
Chairman of the Board
and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD S. ZIMAN Richard S. Ziman	Chairman of the Board, Chief Executive Officer and Director	March 11, 2004

/s/ VICTOR J. COLEMAN Victor J. Coleman	President, Chief Operating Officer and Director	March 11, 2004

/s/ ANDREW J. SOBEL Andrew J. Sobel	Executive Vice President Strategic Planning and Operations	March 11, 2004

/s/ RICHARD S. DAVIS Richard S. Davis	Senior Vice President, and Chief Financial Officer	March 11, 2004

/s/ CARL D. COVITZ Carl D. Covitz	Director	March 11, 2004

/s/ PETER S. GOLD Peter S. Gold	Director	March 11, 2004

/s/ STEVEN C. GOOD Steven C. Good	Director	March 11, 2004

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Arden Realty, Inc.

      We have audited the accompanying consolidated balance sheets of Arden Realty, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the management of Arden Realty, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arden Realty, Inc. at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 3 to the financial statements, on January 1, 2002, Arden Realty, Inc. adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

/s/ ERNST & YOUNG LLP

Los Angeles, California

February 3, 2004

ARDEN REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,

	2003	2002

Assets
Investment in real estate:
Land	$469,055	$467,096
Buildings and improvements	2,129,666	2,102,500
Tenant improvements and leasing commissions	345,636	314,556

	2,944,357	2,884,152
Less: accumulated depreciation and amortization	(456,432)	(377,005)

	2,487,925	2,507,147
Properties under development	75,627	65,296
Land available for development	23,723	23,731
Properties held for disposition, net	59,424	145,450

Net investment in real estate	2,646,699	2,741,624
Cash and cash equivalents	4,707	4,063
Restricted cash	19,694	20,498
Rent and other receivables, net of allowance of $4,041 and $4,001 at December 31, 2003 and 2002, respectively	3,688	2,917
Deferred rent, net of allowance of $2,216 and $1,627 at December 31, 2003 and 2002, respectively	44,203	43,646
Prepaid financing costs, expenses and other assets, net of accumulated amortization of $13,781 and $10,181 at December 31, 2003 and 2002, respectively	22,442	19,661

Total assets	$2,741,433	$2,832,409

Liabilities
Mortgage loans payable	$564,829	$570,654
Unsecured lines of credit	161,000	208,587
Unsecured term loan	125,000	125,000
Unsecured senior notes, net of discount	498,952	498,063
Accounts payable and accrued expenses	54,317	55,705
Security deposits	22,321	20,645
Dividends payable	32,535	31,807

Total liabilities	1,458,954	1,510,461
Minority interest	72,194	74,571
Stockholders’ Equity
Preferred stock, $.01 par value 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 64,425,450 and 62,984,217 issued and outstanding, respectively	646	631
Additional paid-in capital	1,225,192	1,260,773
Retained earnings	—	—
Deferred compensation	(14,952)	(11,259)
Accumulated other comprehensive loss	(601)	(2,768)

Total stockholders’ equity	1,210,285	1,247,377

Total liabilities and stockholders’ equity	$2,741,433	$2,832,409

See accompanying notes to financial statements.

ARDEN REALTY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,

	2003	2002	2001

Property revenues	$413,535	$394,487	$403,776
Property operating expenses	132,753	123,650	117,165

	280,782	270,837	286,611
General and administrative expenses	18,123	13,166	12,143
Interest	93,767	88,516	86,651
Depreciation and amortization	118,114	106,182	98,136
Interest and other income	(734)	(2,542)	(2,941)

Income from continuing operations before gain on sale of properties and minority interest	51,512	65,515	92,622
Gain on sale of operating properties	—	1,967	4,591

Income from continuing operations before minority interest	51,512	67,482	97,213
Minority interest	(5,536)	(5,999)	(7,304)

Income from continuing operations	45,976	61,483	89,909
Discontinued operations, net of minority interest	6,596	8,692	7,850
Gain on sale of discontinued properties	5,937	—	—

Net income	$58,509	$70,175	$97,759

Basic net income per common share:
Income from continuing operations	$0.72	$0.96	$1.41
Income from discontinued operations	0.20	0.13	0.12

Net income per common share — basic	$0.92	$1.09	$1.53

Weighted average number of common shares — basic	63,553	64,151	63,754

Diluted net income per common share:
Income from continuing operations	$0.72	$0.96	$1.41
Income from discontinued operations	0.20	0.13	0.12

Net income per common share — diluted	$0.92	$1.09	$1.53

Weighted average number of common shares — diluted	63,815	64,351	64,014

See accompanying notes to financial statements.

ARDEN REALTY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

						Accumulated
	Common Stock		Additional			Other	Total
			Paid in	Retained	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Loss	Equity

Balance at January 1, 2001	63,646,871	$637	1,363,407	—	(8,873)	—	1,355,171
OP units converted	335,573	3	6,583	—	—	—	6,586
Stock options exercised	21,166	—	463	—	—	—	463
Stock compensation	94,500	1	2,532	—	(2,533)	—	—
Amortization of stock compensation	—	—	—	—	2,273	—	2,273
Net income	—	—	—	97,759	—	—	97,759
Dividends declared and payable	—	—	(27,287)	(97,759)	—	—	(125,046)

Balance at December 31, 2001	64,098,110	641	1,345,698	—	(9,133)	—	1,337,206

OP units converted	121,875	2	2,488	—	—	—	2,490
Stock options exercised	423,999	4	9,074	—	—	—	9,078
Stock compensation	187,500	2	4,813	—	(4,815)	—	—
Amortization of stock compensation	—	—	—	—	1,444	—	1,444
Forfeiture of stock compensation	(51,267)	—	(1,245)	—	1,245	—	—
Stock repurchases	(1,796,000)	(18)	(40,675)	—	—	—	(40,693)
Unrealized loss on interest rate swaps	—	—	—	—	—	(2,768)	(2,768)
Net income	—	—	—	70,175	—	—	70,175

Comprehensive income	—	—	—	—	—	—	67,407
Dividends declared and payable	—	—	(59,380)	(70,175)	—	—	(129,555)

Balance at December 31, 2002	62,984,217	631	1,260,773	—	(11,259)	(2,768)	1,247,377

OP units converted	29,076	—	495	—	—	—	495
Stock options exercised	1,162,523	12	27,934	—	—	—	27,946
Stock option expense	—	—	41	—	—	—	41
Stock compensation	252,500	3	6,276	—	(6,279)	—	—
Amortization of stock compensation	—	—	—	—	2,545	—	2,545
Forfeiture of stock compensation	(2,866)	—	(41)	—	41	—	—
Unrealized gain on interest rate swaps	—	—	—	—	—	2,167	2,167
Net income	—	—	—	58,509	—	—	58,509

Comprehensive income							60,676
Dividends declared and payable	—	—	(70,286)	(58,509)	—	—	(128,795)

Balance at December 31, 2003	64,425,450	$646	$1,225,192	$—	$(14,952)	$(601)	$1,210,285

See accompanying notes to financial statements.

ARDEN REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,

	2003	2002	2001

Operating Activities:
Net income	$58,509	$70,175	$97,759
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest, including discontinued operations	5,873	6,236	7,565
Depreciation and amortization, including discontinued operations	120,316	111,418	101,819
Amortization of loan costs and fees	3,972	3,807	3,568
Gain on sale of property	(5,937)	(1,967)	(4,591)
Gain on repayment of mortgage loan receivable	—	(750)	—
Amortization of deferred compensation	2,251	1,199	1,938
Changes in operating assets and liabilities:
Rent and other receivables	(771)	6,768	3,775
Deferred rent	(557)	(4,657)	(7,401)
Prepaid financing costs, expenses and other assets	(1,494)	(2,997)	(4,366)
Accounts payable and accrued expenses	(2,356)	9,728	4,388
Security deposits	1,676	962	213

Net cash provided by operating activities	181,482	199,922	204,667

Investing Activities:
Acquisitions and improvements to commercial properties	(111,365)	(251,534)	(161,785)
Proceeds from sales of properties	91,010	24,287	45,931
Proceeds from repayment of mortgage note receivable	—	14,245	—

Net cash used in investing activities	(20,355)	(213,002)	(115,854)

Financing Activities:
Proceeds from term loan	—	125,000	—
Repayments of mortgage loans	(5,825)	(2,798)	(2,603)
Proceeds from unsecured lines of credit	102,500	255,937	140,500
Repayments of unsecured lines of credit	(150,086)	(227,700)	(213,500)
Proceeds from issuances of unsecured senior notes, net of discount	—	—	149,064
Decrease (increase) in restricted cash	804	(1,730)	599
Proceeds from issuance of common stock, net of offering costs	27,946	9,078	463
Repurchase of common stock	—	(40,693)	—
Distributions to minority interests	(3,443)	(3,527)	(4,182)
Distributions to preferred operating partnership unit holders	(4,312)	(4,312)	(4,312)
Dividends paid	(128,067)	(129,153)	(123,233)

Net cash used in financing activities	(160,483)	(19,898)	(57,204)

Net increase (decrease) in cash and cash equivalents	644	(32,978)	31,609
Cash and cash equivalents at beginning of period	4,063	37,041	5,432

Cash and cash equivalents at end of period	$4,707	$4,063	$37,041

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amount capitalized	$96,547	$94,007	$83,809

See accompanying notes to financial statements.

ARDEN REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Description of Business

      The terms “Arden Realty”, “us”, “we” and “our” as used in these financial statements refer to Arden Realty, Inc. Through our controlling interest in Arden Realty Limited Partnership, or the Operating Partnership, and our other subsidiaries, we own, manage, lease, develop, renovate and acquire commercial office properties located in Southern California. As of December 31, 2003, our portfolio was comprised of 130 primarily suburban office properties and 215 buildings containing approximately 18.9 million net rentable square feet including one development property with approximately 283,000 net rentable square feet currently under lease-up. As of December 31, 2003, our operating portfolio was 90.4% occupied.

      The minority interests at December 31, 2003 consist of limited partnership interests in the Operating Partnership of approximately 2.6%, exclusive of ownership interests of the Operating Partnership’s preferred unit holders.

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

     Segment Information

      We view our operations as principally one segment, the operation of commercial real estate located in Southern California, and the financial information disclosed herein represents all of the financial information related to this principal operating segment.

     Commercial Properties

      Our properties are stated at depreciated cost. Write-downs to estimated fair value are recognized whenever a property’s estimated undiscounted future cash flows are less than its book value. We carry properties held for disposition at the lower of their depreciated cost or fair value less cost to sell. Based on our assessment, no write-downs to estimated fair value were necessary as of December 31, 2003 and 2002.

      Property acquisitions have been accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations since June 30, 2001, the effective date of this pronouncement. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, if any, based in each case on their fair values.

      The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes estimates of lost rental revenue, real estate taxes, insurance and other operating expenses during the expected lease-up periods based on current market demand. We also estimate costs to execute similar leases including leasing commissions, concessions, legal and other related costs.

      In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values are amortized into rental income over the remaining non-cancelable terms of the respective leases.

      The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, if any, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease. Should acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship.

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

     Restricted Cash

      Restricted cash at December 31, 2003 and 2002 consisted of $13.7 million in cash deposits as required by certain of our mortgage loans payable and $6.0 million and $6.8 million, respectively, in impound accounts for real estate taxes and insurance, as required by certain of our mortgage loans payable.

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

      The Company recognizes gains on sales of real estate pursuant to the provisions of SFAS No. 66 “Accounting for Sales for Real Estate.” The specific timing of a sale is measured against various criteria in SFAS No. 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, the Company defers gain recognition and accounts for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the sales criteria are met.

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

      During 2003, 2002 and 2001, we declared dividends of $2.02, $2.02 and $1.96 per share, respectively.

     Fair Value of Financial Instruments

      Our disclosures of estimated fair value of financial instruments at December 31, 2003 and 2002 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

      Our cash equivalents, mortgage notes receivable, unsecured lines of credit, interest rate hedge agreements, accounts payable and other financial instruments are carried at amounts that reasonably approximate their fair value amounts.

      The estimated fair value of our mortgage loans payable and unsecured senior notes is as follows (in thousands):

	December 31, 2003		December 31, 2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Mortgage loans payable	$564,829	$581,945	$570,654	$600,663

Unsecured senior notes	$498,952	$540,904	$498,063	$541,762

      The estimated fair value is based on interest rates available at each of the dates presented for issuance of debt with similar terms and remaining maturities. The estimated fair value amounts of our notes payable above are not necessarily indicative of the amounts that we could realize in a current market exchange.

     Interest Rate Hedge Agreements

      We have periodically entered into interest rate hedge agreements to effectively convert floating rate debt into fixed rate debt. Net amounts received or paid under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. Our objective in using interest rate hedge agreements is to limit our exposure to interest rate movements.

      During 2002, such agreements were used to fix the floating interest rate associated with $50 million of the Wells Fargo unsecured line of credit and the entire $125 million balance of the unsecured term loan. Since June of 2003, we have also entered into $150 million of forward-starting hedges that effectively fixed the 10-year Treasury rate at an average rate of approximately 4.1% for borrowings that are anticipated to occur in 2004 to refinance some of our scheduled debt maturities. The forward-starting interest rate hedges were entered into at current market rates and, therefore, had no initial cost.

      In October and November of 2003, we also entered into reverse interest rate hedge agreements to float $100 million of the fixed interest rate associated with the 7.00% senior unsecured notes due in November of 2007. Under these reverse hedges, we will receive interest at a fixed rate of 7.00% and pay interest at a variable rate averaging the six-month LIBOR in arrears plus 3.10%. The interest rate hedges mature at the same time the notes are due. These hedges qualify as fair value hedges for accounting purposes. Net semi-annual interest payments will be recognized as increases or decreases in interest expense. The fair value of the interest rate hedges will be recognized on our balance sheet and the carrying value of the senior unsecured notes will be increased or decreased by an offsetting amount.

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

      Under SFAS 133, our $175 million in floating-to-fixed hedges and our $150 million in forward-starting hedges outstanding as of December 31, 2003 are classified as cash flow hedges with their fair value of approximately $601,000 reported in accumulated other comprehensive loss on our balance sheet. The estimated fair value of these interest rate hedge agreements are dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair value may significantly change during the term of the agreements. Any estimated gain or loss from these agreements will be amortized into earnings as we recognize the interest expense for the underlying floating-rate loans at the fixed interest rate provided under our agreements in the case of the fixed-to-floating hedges or as part of interest expense for future borrowings in the case of the forward-starting hedges. If the underlying debt related to these hedges were to be repaid prior to maturity, we would recognize into interest expense any unamortized gain or loss at the time of such early repayment.

      Under SFAS 133, our $100 million in fixed-to-floating hedges are classified as fair value hedges with their fair value of approximately $506,000 reported in both the unsecured senior notes and prepaid financing costs, expenses and other assets line items on our balance sheet. The estimated fair value of these interest rate hedge agreements are dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair value may significantly change during the term of the agreements. Any estimated gain or loss from these agreements will be amortized into earnings as we recognize the interest expense for the underlying fixed-rate loan at the floating interest rate provided under our agreements in the case of the floating-to-fixed hedges. If the underlying debt related to these hedges were to be repaid prior to maturity, we would recognize into interest expense any unamortized gain or loss at the time of such early repayment.

     New Accounting Standards

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148) which amends SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We have adopted the disclosure provisions of SFAS 148 (see footnote 11). Beginning January 1, 2003, we adopted the prospective transition method for all new stock compensation awards. The adoption of SFAS 148 did not have a significant impact on our consolidated financial statements during 2003.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate such an entity. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. Certain provisions of this interpretation are effective for 2003. The adoption of these provisions of this statement did not have a significant impact on our consolidated financial statements during 2003.

      In May 2003, the FASB issued FASB Statement No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 affects an issuer’s accounting for certain types of freestanding financial instruments. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about alternative ways of settling the instruments and capital structure of entities, all of whose shares are mandatorily redeemable. We adopted SFAS 150 in the third quarter of 2003 except as it applies to noncontrolling interests that are classified as equity under SFAS 150 in the financial statements of the subsidiary which has been deferred indefinitely. The adoption of this statement did not have a significant impact on our consolidated financial statements during 2003.

     Reclassifications

      Certain prior year amounts have been reclassified to confirm with the current year presentation.

3.	Commercial Properties

     Property Dispositions

				Property	Square	Sales Price
Property	County	Submarket	Date of Sale	Type	Feet	($000’s)

9201 Sunset	Los Angeles	West Hollywood	March 11, 2003	Office	139,711	$32,350
Centrelake Plaza	San Bernardino	Inland Empire West	April 11, 2003	Office	110,763	14,395
Havengate Center	San Bernardino	Inland Empire East	April 11, 2003	Office	80,557	10,521
HDS Plaza	San Bernardino	Inland Empire East	April 11, 2003	Office	104,178	12,371
Chicago Avenue Business Park	Riverside	Inland Empire East	April 11, 2003	Office	47,482	6,113
Lambert Plaza	Orange	North County	May 22, 2003	Office	32,807	5,000
Pennsfield Plaza	Los Angeles	Simi/Conejo Valley	November 5, 2003	Office	21,202	3,555
Lyons Plaza	Los Angeles	Simi/Conejo Valley	December 11, 2003	Office	61,203	9,200

					597,903	$93,505

     Property Acquisitions

				Property	Square	Purchase Price
Property	County	Submarket	Date of Purchase	Type	Feet	($000’s)

Governor Executive Centre II	San Diego	Governor Park	December 23, 2003	Office	101,433	$23,400

     Discontinued Operations and Properties held for Disposition

      SFAS 144, effective January 1, 2002, requires, among other things, that the operating results of real estate properties classified as held for disposition subsequent to January 1, 2002 be included in discontinued operations in the statements of income for all periods presented. SFAS 144 provides that long-lived assets classified as held for disposition as a result of disposal activities that were initiated prior to January 1, 2002, are to be accounted for in accordance with Financial Accounting Standards No. 121 (SFAS 121). Accordingly, the operating results for the properties classified as held for disposition prior to January 1, 2002 and sold prior to December 31, 2002 are included in income from continuing operations for the years ended December 31, 2002 and 2001. In order to increase the comparability of our consolidated statements of income for the years ended December 31, 2003, 2002 and 2001, the tables below summarize the operating results of two properties classified as discontinued operations at December 31, 2003 and eight properties sold during 2003.

      As of December 31, 2003, properties held for disposition consisted of two properties with approximately 295,000 square feet.

      The results of operations for the two properties held for disposition as of December 31, 2003 and eight properties sold during 2003 classified as discontinued operations for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Revenues	$14,108	$21,732	$14,749
Property Operating expenses	(4,964)	(7,568)	(5,411)
Depreciation and amortization	(2,210)	(5,235)	(3,683)
Interest Expense	—	—	2,456
Minority interest	(338)	(237)	(261)

Discontinued operations, net of minority interest	$6,596	$8,692	$7,850

Gain on sale of discontinued properties	$5,937	$—	$—

     Capitalized Interest

      We capitalize interest and taxes related to buildings under construction and renovation to the extent those assets qualify for capitalization.

      Total interest incurred and the amount capitalized was as follows (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Total interest incurred	$96,263	$94,162	$93,290
Amount capitalized	(2,496)	(5,646)	(6,639	)(1)

Amount expensed	$93,767	$88,516	$86,651

(1)	Excludes approximately $2.5 million of interest capitalized on an office property which was classified as part of discontinued operations for the year ended December 31, 2001.

     Future Minimum Lease Payments

      Future minimum lease payments to be received under noncancelable operating leases existing as of December 31, 2003, are as follows (in thousands):

2004	$346,429
2005	297,034
2006	236,734
2007	186,741
2008	138,530
Thereafter	343,195

Total	$1,548,663

      The above future minimum lease payments do not include payments received for tenant reimbursements of specified operating expenses.

      We lease the land underlying the office buildings or parking structures at six of our buildings. Ground lease expense, including amounts netted against parking revenues, was approximately $2.0 million,

$1.9 million and $2.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum ground lease payments due under existing ground leases are as follows (in thousands):

2004	$1,785
2005	1,815
2006	1,840
2007	1,865
2008	1,865
Thereafter	110,922

Total	$120,092

4.	Mortgage Notes Receivable

      In September 1997, we purchased two mortgage notes receivable, secured by a single commercial office property, with an aggregate balance of approximately $17.6 million, for approximately $14.4 million. The notes bore interest at the Eleventh District Cost of Funds (as defined) plus 3.25% per annum, required monthly payments of principal, interest, and additional net cash flow from the office property and matured on May 31, 2004. These notes were repaid in full by the borrower in October 2002. As a result of this redemption, we recognized as income the unamortized purchase discount on these notes at the time of repurchase totaling approximately $750,000.

5.	Mortgage Loans and Unsecured Indebtedness

      A summary of mortgage loans payable, unsecured lines of credit and unsecured senior notes is as follows:

					Number
					of
			Stated Annual		Properties
	December 31,	December 31,	Interest Rate at	Fixed/Floating	Securing	Maturity
Type of Debt	2003	2002	December 31, 2003	Rate	Loan	Date

	(in thousands)
Mortgage Loans Payable:
Fixed Rate
Mortgage Financing I(1)	$175,000	$175,000	7.52%	Fixed	18	6/04
Mortgage Financing III(2)	134,544	136,100	6.74%	Fixed	22	4/08
Mortgage Financing IV(2)	109,960	111,200	6.61%	Fixed	12	4/08
Mortgage Financing V(2)	105,899	108,153	6.94%	Fixed	12	4/09
Mortgage Financing VI(2)	21,578	21,816	7.54%	Fixed	3	4/09
Activity Business Center(2)	7,394	7,580	8.85%	Fixed	1	5/06
145 South Fairfax(2)	3,912	3,952	8.93%	Fixed	1	1/27
Marin Corporate Center(2)	2,724	2,850	9.00%	Fixed	1	7/15
Conejo Business Center(2)	2,669	2,795	8.75%	Fixed	(Note 3)	7/15
Conejo Business Center(2)	1,149	1,208	7.88%	Fixed	(Note 3)	7/15

	564,829	570,654
Unsecured Lines of Credit:
Floating Rate
Wells Fargo — $310 mm(1)	158,000	208,587	2.78%	LIBOR + 1.00% (Notes 4, 5)	—	4/06
City National Bank — $20 mm(1)	3,000	—	—	(Note 6)	—	8/04

	161,000	208,587
Unsecured Term Loan:
Fixed Rate
Wells Fargo — $125 mm(1)	125,000	125,000	4.14%	Fixed (Note 7)	—	6/06
Unsecured Senior Notes:
Fixed Rate
2005 Notes(8)	199,872	199,769	8.88%	Fixed	—	3/05
2007 Notes(8)	149,907	149,245	7.00%	(Note 9)	—	11/07
2010 Notes(8)	49,744	49,704	9.15%	Fixed	—	3/10
2010 Notes(8)	99,429	99,345	8.50%	Fixed	—	11/10

	498,952	498,063

Total Debt	$1,349,781	$1,402,304

(1)	Requires monthly payments of interest only, with outstanding principal balance due upon maturity.

(2)	Requires monthly payments of principal and interest.

(3)	Both mortgage loans are secured by the Conejo Business Center property.

(4)	This line of credit also has an annual 20 basis points facility fee on the entire $310 million commitment amount.

(5)	In 2002, we entered into interest rate swap agreements that fixed the interest rate on $50 million of the outstanding balance on this line of credit at 4.06% through April of 2006.

(6)	In December 2003, we expanded this line of credit to $20 million from $10 million at an interest rate of LIBOR + 1.00% or Prime Rate — 1.875%.

(7)	In 2002, we entered into interest rate swap agreements that fixed the interest rate on the entire balance of this loan at 3.64% in 2003, 4.25% in 2004, 4.75% in 2005 and 4.90% in 2006.

(8)	Requires semi-annual interest payments only, with principal balance due upon maturity.

(9)	During the fourth quarter of 2003, we entered into interest rate swap agreements to float the interest rate on $100 million of the outstanding balance of these notes at a rate of LIBOR + 3.1% through November 2007.

     Our Operating Partnership has an unsecured line of credit with a total commitment of $20 million from City National Bank. This line of credit accrues interest at LIBOR + 1.00% or the City National Bank Prime

Rate less 1.875% and is scheduled to mature on August 1, 2004. Proceeds from this line of credit are used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of December 31, 2003 and 2002, there was $3.0 million and no amounts outstanding on this line of credit, respectively, and $17.0 and $10.0 million was available for additional borrowings, respectively.

      Our Operating Partnership also has an unsecured line of credit with a group of banks led by Wells Fargo. The line of credit provides for borrowings up to $310 million with an option to increase the amount to $350 million and bears interest at a rate ranging between LIBOR + 0.80% and LIBOR + 1.25% (including an annual facility fee ranging from 0.15% to 0.40% based on the aggregate amount of the line of credit) depending on the Operating Partnership’s unsecured debt rating. This new line of credit amends the previous $275 million unsecured line of credit that was scheduled to mature in April 2003. This line of credit matures in April 2006. In addition, as long as the Operating Partnership maintains an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the lenders may bid on the interest rate to be charged for up to $150 million of the unsecured line of credit. The Operating Partnership also has the option to convert the interest rate on this line of credit to the higher of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%. As of December 31, 2003 and 2002, $158.0 million and $208.6 million was outstanding on this line of credit, respectively, and $152.0 million and $111.4 million was available for additional borrowings, respectively.

      We have entered into $150 million of forward-starting hedges during 2003 to effectively fix the 10-year Treasury rate at an average rate of approximately 4.1% for borrowings that are anticipated to occur in 2004 to refinance some of our scheduled debt maturities. The forward-starting interest rate hedges were entered into at current market rates and, therefore, had no initial cost.

      In October and November of 2003, we also entered into reverse interest rate hedge agreements to float $100 million of the fixed interest rate associated with the 7.00% senior unsecured notes due in November of 2007. Under these reverse hedges, we will receive interest at a fixed rate of 7.00% and pay interest at a variable rate averaging six-month LIBOR in arrears plus 3.10%. These interest rate hedges mature at the same time the notes are due. Including these hedges, our floating-rate debt ratio as of December 31, 2003 was approximately 16%.

      Following is a summary of scheduled principal payments for our total debt outstanding as of December 31, 2003 (in thousands):

Year	Amount

2004	$184,466
2005	207,470
2006	297,859	(1)
2007	158,961
2008	230,985
Thereafter	270,040

Total	$1,349,781

(1)	Includes $158 million outstanding on our Wells Fargo unsecured line of credit.

6.	Stockholders’ Equity

      A common Operating Partnership unit, or common OP Unit, and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A common OP Unit may be redeemed for cash or, at the election of the Operating Partnership, for shares of our common stock on a one-for-one basis.

      During the year ended December 31, 2003, we redeemed an aggregate of 29,076 common OP Units of the Operating Partnership for shares of our common stock.

      Our minority interest balance includes $50 million of 8.625% Series B Cumulative Redeemable Preferred Operating Partnership Units, or Preferred OP Units. These Preferred OP Units were issued in September of 1999, are callable by us after five years and are exchangeable after ten years by the holder into our 8.625% Series B Cumulative Redeemable Preferred Stock, on a one-for-one basis. The Preferred OP Units have no stated maturity or mandatory redemption and are subordinate to all debt.

      During 2003, we issued a total of 252,500 restricted stock awards to several key executive officers and employees. Holders of these shares have full voting rights and will receive any dividends but are prohibited from selling or transferring unvested shares. The fair market value on the dates of grants for these restricted shares ranged from $20.81 to $30.02. These restricted shares vest equally on the anniversary date of the awards over either 3 or 4 years, except for 33,500 of these shares which vest after 3 years (cliff vesting).

      We recorded deferred compensation of approximately $6.3 million during 2003 for the grants described above based upon the market value of these shares on the dates of the awards and will amortize the compensation charges to expense on a straight-line basis over the respective vesting periods.

      On July 24, 2002 our Board of Directors authorized a common stock repurchase program pursuant to which we are authorized to purchase up to $75 million of our common stock over the following 12 months. As part of this repurchase program, we acquired 1,796,000 shares of our common stock at an average price of approximately $22.66 per share during the year ended December 31, 2002. No shares were repurchased during the year ended December 31, 2003. In 2003, our Board of Directors extended this repurchase program for an additional 12 months.

      On December 16, 2003, we declared a quarterly dividend of $0.505 per share to stockholders of record on December 31, 2003. This dividend was paid on January 21, 2004. We declared dividends of $2.02 per common share for the year ended December 31, 2003.

7.	Commitments and Contingencies

  Capital Commitments

      As of December 31, 2003, we had approximately $9.1 million outstanding in capital commitments related to tenant improvements, renovation costs and general property-related capital expenditures.

  Litigation

      We are presently subject to various lawsuits, claims and proceedings of a nature considered normal to our ordinary course of business, none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results from operations. There were no material changes in our legal procedures during the year ended December 31, 2003.

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

  Promissory Notes Receivable from Officers

      In March 2002, Mr. Andrew Sobel, our Executive Vice President — Strategic Planning and Operations, replaced a note due to us in the amount of $194,936 bearing interest at 6.56% per annum that matured in

February of 2002 with a new note for the same principal amount bearing interest at LIBOR + 1.10% per annum and maturing in March 2007.

      On July 19, 2001 and September 28, 2001, four officers executed promissory notes totaling approximately $416,000 primarily for the purpose of meeting payroll taxes due upon the vesting of stock grants. These notes mature between July 19, 2006 and September 28, 2011 and bear interest at an annual rate of between 5.75% and 6.00%. In February 2002, two of these notes to us totaling approximately $125,000 were repaid in full, including accrued interest. The remaining loans are personally guaranteed by the respective officers and are included as part of other receivables in our balance sheets at December 31, 2003 and 2002.

      We lease approximately 5,600 square feet of office space to two companies in which three of our officers have investment interests. The total annual rents from these leases is approximately $127,000.

      We also lease approximately 28,300 square feet to a company related to one of our independent directors. The total annual rents from this lease is approximately $408,000.

9.	Revenue from Rental Operations and Property Operating Expenses

      Revenue from rental operations and property operating expenses for the years ended December 31, 2003, 2002 and 2001 are summarized as follows ($000’s):

	2003	2002	2001

Revenue from rental operations:
Scheduled cash rents	$356,804	$339,292	$335,202
Straight-line rents	986	4,214	8,780
Tenant reimbursements	24,683	22,135	21,715
Parking, net of expense	22,084	20,805	21,248
Other rental operations	8,978	8,041	16,831

	413,535	394,487	403,776

Property expenses:
Repairs and maintenance	42,859	37,250	34,939
Utilities	34,253	34,209	32,518
Real estate taxes	29,488	28,616	28,329
Insurance	8,431	7,787	5,492
Ground rent	961	895	1,884
Administrative	16,761	14,893	14,003

	132,753	123,650	117,165

	$280,782	$270,837	$286,611

10.	Earnings Per Share

      The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts):

	2003	2002	2001

Income from continuing operations	$45,976	$61,483	$89,909
Discontinued operations, net of minority interest	6,596	8,692	7,850
Gain on sale of discontinued properties	5,937	—	—

Net income	$58,509	$70,175	$97,759

Weighted average shares — basic	63,553	64,151	63,754
Weighted average diluted stock options	262	200	260

Weighted average shares — diluted	63,815	64,351	64,014

Basic net income per common share:
Income from continuing operations	$0.72	$0.96	$1.41
Income from discontinued operations	0.20	0.13	0.12

Net income per common share — basic	$0.92	$1.09	$1.53

Diluted net income per common share:
Income from continuing operations	$0.72	$0.96	$1.41
Income from discontinued operations	0.20	0.13	0.12

Net income per common share — diluted	$0.92	$1.09	$1.53

      See discussion of discontinued operations in footnote 3 above.

11.	Stock Option Plan

      Prior to January 1, 2003 we elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for our employee and directors stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of employee and director stock options we granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Beginning on January 1, 2003, we adopted the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” under which we began expensing the costs of new stock options granted to employees in 2003 in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” We used the Black-Scholes option valuation model to estimate the fair value of the stock options granted in 2003 with the following weighted-average assumptions for 2003: risk-free interest rate of 2.92%, dividend yield of 9.70% and a volatility factor of the expected market price for our common stock of 0.186. During the twelve months ended December 31, 2003, we recognized approximately $41,000 of stock option based employee compensation costs.

      We established a stock option plan for the purpose of attracting and retaining executive officers, directors and other key employees. As of December 31, 2003, 6,500,000 of our authorized shares of common stock have been reserved for issuance under that plan.

      All holders of the above options have a ten-year period to exercise such options and all options were granted at exercise prices equal to the market prices at the date of the grant.

      Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if we had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2001, respectively: risk-free interest rate of 4.28% and 4.39%, dividend yield of 7.80% and 7.60% and a volatility factor of the expected market price of our common stock of 0.190 and 0.191. The weighted average expected life of the options is approximately 7 to 10 years.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Our pro forma information for the years ended December 31, 2003, 2002 and 2001 follows (in thousands, except earnings per share information):

	2003	2002	2001

Net income available to common stockholders	$58,509	$70,175	$97,759
Stock based employee compensation costs assuming fair value method	843	1,477	2,099

Pro forma net income	$57,666	$68,698	$95,660

Pro forma net income per share- diluted	$0.90	$1.07	$1.49

      A summary of Arden Realty’s stock option activity, and related information for the years ended December 31, 2003, 2002 and 2001 follows:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000’s)	Price	(000’s)	Price	(000’s)	Price

Outstanding, beginning of period	4,479	$22.44	5,014	$24.38	4,686	$24.24
Granted	268	20.81	164	25.60	381	26.80
Exercised	(1,162)	24.06	(424)	21.40	(21)	21.89
Forfeited	(159)	27.37	(275)	25.68	(32)	24.43

Outstanding at end of year	3,426	$22.10	4,479	$22.44	5,014	$24.38

Exercisable at end of the period	2,948	$25.03	3,682	$24.75	3,612	$24.50

Weighted-average fair value of options granted	$0.49		$1.66		$1.49

      Exercise prices for options outstanding as of December 31, 2003 ranged from $19.13 to $32.25. The weighted average remaining contractual life of those options is 6 years.

12.	Employee Retirement Savings Plan

      Effective June 12, 1997, we adopted a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Internal Revenue Code. The plan provides for matching contributions by us, which amounted to approximately $888,000 in 2003, $844,000 in 2002 and $803,000 in 2001. Plan participants are immediately vested in their contributions and are vested equally over four years in matching contributions by us.

 13. Subsequent Events

      On February 4, 2004, we sold an approximate 133,000 square foot retail property located in Riverside County for approximately $17.5 million. This property was classified as held for disposition in our balance sheet at December 31, 2003. The net proceeds from this disposition were used to reduce the outstanding balance on the Wells Fargo unsecured line of credit (unaudited).

      On February 27, 2004, we issued a total of 38,000 restricted stock awards to several key executive officers and employees. Holders of these shares have full voting rights and will receive any dividends but are prohibited from selling or transferring unvested shares. The fair market value on the date of the grant for these restricted shares was $31.60. These restricted shares vest equally over 3 years.

      We have a $2.7 million investment in the securities of a non-publicly traded company formed in 2000 to provide distributed energy generation to commercial real estate owners. On March 8, 2004, we received information from the company that they are currently assessing their business and financing strategies. The ultimate outcome of their analysis on the company’s operations and the recoverability of our investment is currently uncertain. No adjustments have been made in these financial statements as a result of this uncertainty. (unaudited)

14.	Quarterly Results

      Following is a quarterly summary of our revenue and expenses for the years ended December 31, 2003 and 2002. Revenue and expenses may fluctuate significantly from quarter to quarter due to our development, renovation, acquisition and sales activity (unaudited).

	For the Quarter Ended (in thousands, except per share amounts)

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003

Revenue	$101,304	$102,326	$104,858	$105,047
Property operating expenses	(31,407)	(32,710)	(35,255)	(33,381)
General and administrative	(3,652)	(4,225)	(4,697)	(5,549)
Interest expense	(23,035)	(23,254)	(23,953)	(23,525)
Depreciation and amortization	(28,458)	(29,537)	(30,578)	(29,541)
Interest and other income	132	378	121	103
Minority interest	(1,443)	(1,391)	(1,319)	(1,383)
Discontinued operations, net of minority interest	2,636	1,295	1,364	1,301
(Loss) Gain on sale of discontinued properties	(639)	6,021	—	555

Net Income	$15,438	$18,903	$10,541	$13,627

Net income per share:
Basic	$0.24	$0.30	$0.17	$0.21

Diluted	$0.24	$0.30	$0.16	$0.21

	For the Quarter Ended (in thousands, except per share amounts)

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

Revenue	$97,155	$97,032	$99,060	$101,240
Property operating expenses	(28,600)	(29,156)	(32,988)	(32,906)
General and administrative	(2,960)	(2,951)	(3,323)	(3,932)
Interest expense	(21,397)	(21,584)	(22,403)	(23,132)
Depreciation and amortization	(25,091)	(27,597)	(26,368)	(27,126)
Interest and other income	540	512	524	966
Gain on sale of properties	1,192	81	—	694
Minority interest	(1,617)	(1,477)	(1,424)	(1,481)
Discontinued operations, net of minority interest	2,131	2,547	2,035	1,979

Net Income	$21,353	$17,407	$15,113	$16,302

Net income per share:
Basic	$0.33	$0.27	$0.23	$0.26

Diluted	$0.33	$0.27	$0.23	$0.26

15. Schedule of Commercial Properties and Accumulated Depreciation

December 31, 2003
(In thousands, except square foot data)

		Initial Costs		Basis Step Up

			Buildings		Buildings	Costs Capitalized
	Square		and		and	Subsequent to
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)

Century Park Center	243,404	$7,189	$16,742	$—	$—	$13,098
Beverly Atrium	59,650	4,127	11,513	110	328	3,179
Woodland Hills	224,955	6,566	14,754	365	880	7,612
222 South Harbor	175,391	515	11,199	94	2,075	4,656
425 West Broadway	71,589	1,500	4,436	305	918	2,730
1950 Sawtelle	103,106	1,988	7,263	—	—	2,575
Bristol Plaza	84,014	1,820	3,380	257	485	2,452
16000 Ventura	174,841	1,700	17,189	185	1,929	5,017
5000 East Spring	163,358	—	11,658	—	424	4,699
70 South Lake	100,133	1,360	9,097	—	—	3,061
Westwood Terrace	135,943	2,103	16,850	—	—	3,418
Westlake — 5601 Lindero	105,830	2,576	6,067	—	—	5,710
6100 Wilshire	202,704	1,200	19,902	—	—	5,834
Calabasas Commerce Center	126,771	1,262	9,725	—	—	2,288
Long Beach Airport — DF&G	272,013	—	14,452	—	—	576
Skyview Center	391,675	6,514	33,701	—	—	7,975
400 Corporate Pointe	164,598	3,382	17,527	75	390	4,329
5832 Bolsa	49,355	690	3,526	15	80	1,624
9665 Wilshire	158,684	6,697	22,230	139	473	10,809
701 B Street	540,413	3,722	35,184	64	625	14,542
100 Broadway	191,727	4,570	15,255	—	—	3,403
Norwalk	122,175	4,508	5,532	—	—	4,884
303 Glenoaks	175,289	6,500	18,132	—	—	5,728
10351 Santa Monica	96,251	3,080	7,906	—	—	2,463
2730 Wilshire	55,080	3,515	5,944	—	—	99

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Costs

		Buildings
		and		Accumulated			Year Built/
	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated

Century Park Center	$7,189	$29,840	$37,029	$8,502	$—		1972/94
Beverly Atrium	4,237	15,020	19,257	3,917	5,268	(3)	1989
Woodland Hills	6,931	23,246	30,177	7,353	14,564	(3)	1972/95
222 South Harbor	609	17,930	18,539	5,345	8,914	(3)	1986/91
425 West Broadway	1,805	8,084	9,889	2,452	4,734	(3)	1984
1950 Sawtelle	1,988	9,838	11,826	2,369	6,779	(3)	1988/95
Bristol Plaza	2,077	6,317	8,394	1,981	4,082	(3)	1982
16000 Ventura	1,885	24,135	26,020	6,589	11,504	(3)	1980/96
5000 East Spring	—	16,781	16,781	4,514	—		1989/95
70 South Lake	1,360	12,158	13,518	3,236	6,677	(3)	1982/94
Westwood Terrace	2,103	20,268	22,371	4,743	—		1988
Westlake — 5601 Lindero	2,576	11,777	14,353	2,767	6,225	(3)	1989
6100 Wilshire	1,200	25,736	26,936	6,438	11,567	(3)	1986
Calabasas Commerce Center	1,262	12,013	13,275	2,623	8,010	(3)	1990
Long Beach Airport — DF&G	—	15,028	15,028	3,097	—		1987/95
Skyview Center	6,514	41,676	48,190	9,859	27,604	(3)	1981/87/95
400 Corporate Pointe	3,457	22,246	25,703	5,169	15,583	(3)	1987
5832 Bolsa	705	5,230	5,935	1,572	2,675	(3)	1985
9665 Wilshire	6,836	33,512	40,348	7,901	—		1972/92/93
701 B Street	3,786	50,351	54,137	12,865	—		1982/96
100 Broadway	4,570	18,658	23,228	3,772	15,120	(3)	1987/96
Norwalk	4,508	10,416	14,924	2,824	7,186	(3)	1978/94
303 Glenoaks	6,500	23,860	30,360	4,828	13,104	(3)	1983/96
10351 Santa Monica	3,080	10,369	13,449	2,196	5,478	(3)	1984
2730 Wilshire	3,515	6,043	9,558	1,535	4,581	(3)	1985

		Initial Costs		Basis Step Up

			Buildings		Buildings	Costs Capitalized
	Square		and		and	Subsequent to
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)

Grand Avenue Plaza (1970)	81,448	620	2,832	—	—	3,749
Burbank Executive Plaza	60,395	1,100	4,384	—	—	10,986
333 N. Glenoaks	81,243	1,500	5,981	—	—	(5,985)
Center Promenade	174,837	2,310	9,266	—	—	3,632
Los Angeles Corporate Center	389,293	26,781	15,139	—	—	12,216
5200 West Century	310,910	2,080	9,360	—	—	21,035
15250 Ventura	110,641	2,560	10,257	—	—	4,354
10350 Santa Monica	42,292	861	3,456	—	—	1,018
535 N. Brand Blvd.	109,187	1,600	8,427	—	—	11,952
10780 Santa Monica	92,486	2,625	7,997	—	—	2,216
4900 California	155,189	4,680	14,877	—	—	3,411
Whittier	135,415	3,575	10,798	—	—	2,754
Clarendon Crest	43,063	1,300	3,951	—	—	1,416
Noble Professional Center	51,828	1,657	5,096	—	—	1,109
South Bay Centre	202,830	4,775	14,365	—	—	4,994
8383 Wilshire	417,463	13,570	45,505	—	—	13,685
Parkway Center I	61,333	1,480	5,941	—	—	1,188
Centerpointe La Palma	597,550	16,011	64,400	—	—	8,915
299 N. Euclid	73,522	1,050	6,110	—	—	5,382
2800 28th Street	103,506	2,937	9,063	—	—	3,632
1000 Town Center	107,656	2,800	11,260	—	—	1,416
Mariner Court	105,436	2,350	9,461	—	—	1,929
Pacific Gateway	223,731	6,287	19,191	—	—	6,080
1821 Dyer	115,061	1,808	5,474	—	—	4,592
Crown Cabot Financial	172,900	7,056	21,360	—	—	8,431
120 S. Spalding	60,656	2,775	8,544	—	—	6,085
South Bay Tech	104,815	1,600	4,782	—	—	1,289
1370 Valley Vista	84,081	2,698	8,141	—	—	1,430

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Costs

		Buildings
		and		Accumulated			Year Built/
	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated

Grand Avenue Plaza (1970)	620	6,581	7,201	1,806	5,742	(3)	1980
Burbank Executive Plaza	1,100	15,370	16,470	3,663	4,188	(3)	1983
333 N. Glenoaks	1,500	(4)	1,496	—	4,188	(3)	1978
Center Promenade	2,310	12,898	15,208	2,737	—		1982
Los Angeles Corporate Center	26,781	27,355	54,136	8,533	21,043	(3)	1984/86
5200 West Century	2,080	30,395	32,475	7,460	—		1982/98/99
15250 Ventura	2,560	14,611	17,171	3,246	—		1970/90-91
10350 Santa Monica	861	4,474	5,335	952	2,280	(3)	1979
535 N. Brand Blvd.	1,600	20,379	21,979	3,104	—		1973/92/1999
10780 Santa Monica	2,625	10,213	12,838	2,193	—		1984
4900 California	4,680	18,288	22,968	4,109	—		1983
Whittier	3,575	13,552	17,127	2,686	—		1982
Clarendon Crest	1,300	5,367	6,667	961	3,143	(3)	1990
Noble Professional Center	1,657	6,205	7,862	1,344	3,539	(3)	1985/93
South Bay Centre	4,775	19,359	24,134	4,068	12,708	(3)	1984
8383 Wilshire	13,570	59,190	72,760	12,703	—		1971/93
Parkway Center I	1,480	7,129	8,609	1,655	4,972	(3)	1992/95
Centerpointe La Palma	16,011	73,315	89,326	14,538	33,455	(3)	1986/88/90
299 N. Euclid	1,050	11,492	12,542	2,382	—		1983
2800 28th Street	2,937	12,695	15,632	2,963	—		1979
1000 Town Center	2,800	12,676	15,476	2,450	—		1989
Mariner Court	2,350	11,390	13,740	2,567	6,814	(3)	1989
Pacific Gateway	6,287	25,271	31,558	6,210	—		1982/90
1821 Dyer	1,808	10,066	11,874	2,464	—		1980/88
Crown Cabot Financial	7,056	29,791	36,847	5,928	—		1989
120 S. Spalding	2,775	14,629	17,404	4,038	8,127	(3)	1984
South Bay Tech	1,600	6,071	7,671	1,190	—		1984
1370 Valley Vista	2,698	9,571	12,269	1,876	5,469	(3)	1988

		Initial Costs		Basis Step Up

			Buildings		Buildings	Costs Capitalized
	Square		and		and	Subsequent to
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)

Foremost Professional Plaza	60,534	2,049	6,196	—	—	1,060
Northpoint	104,235	1,800	20,272	—	—	1,729
Conejo Business Center	69,017	2,489	7,359	—	—	1,411
Marin Corporate Center	51,360	1,956	5,915	—	—	878
145 South Fairfax	53,994	1,825	5,551	—	—	1,818
Bernardo Regency	47,916	1,625	4,937	—	—	1,576
City Centre	302,519	8,250	24,951	—	—	4,501
Wilshire Pacific Plaza	100,122	3,750	11,317	—	—	3,696
Glendale Corporate Center	108,209	2,750	12,734	—	—	2,671
World Savings Center	469,115	—	110,382	—	—	15,837
Sunset Point Plaza	58,105	2,075	6,362	—	—	1,128
Activity Business Center	167,045	3,650	11,303	—	—	2,104
Westlake Gardens	49,639	1,831	5,550	—	—	2,329
9100 Wilshire Boulevard	326,227	16,250	48,950	—	—	9,822
Westwood Center	313,000	3,159	24,920	—	—	84,807
1919 Santa Monica	43,796	2,580	7,772	—	—	1,189
600 Corporate Pointe	273,339	8,575	35,325	—	—	6,594
150 East Colorado Boulevard	61,168	1,988	5,841	—	—	2,605
5161 Lankershim	178,317	5,016	25,568	—	—	5,030
1501 Hughes Way	77,060	1,348	4,058	—	—	3,529
3901 Via Oro	53,195	692	2,081	—	—	963
Huntington Beach Plaza	52,186	1,109	3,317	—	—	1,222
Fountain Valley Plaza	107,252	2,949	9,377	—	—	2,176
3300 Irvine Avenue	74,224	2,215	6,697	—	—	1,604

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Costs

		Buildings
		and		Accumulated			Year Built/
	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated

Foremost Professional Plaza	2,049	7,256	9,305	1,499	—		1992
Northpoint	1,800	22,001	23,801	3,972	—		1991
Conejo Business Center	2,489	8,770	11,259	1,286	3,818		1991
Marin Corporate Center	1,956	6,793	8,749	909	2,724		1986
145 South Fairfax	1,825	7,369	9,194	1,354	3,912		1984
Bernardo Regency	1,625	6,513	8,138	1,180	—		1986
City Centre	8,250	29,452	37,702	5,364	—		1982
Wilshire Pacific Plaza	3,750	15,013	18,763	3,154	—		1976/87
Glendale Corporate Center	2,750	15,405	18,155	3,010	—		1985
World Savings Center	—	126,219	126,219	22,496	—		1983
Sunset Point Plaza	2,075	7,490	9,565	1,456	3,413	(3)	1988
Activity Business Center	3,650	13,407	17,057	2,487	7,394		1987
Westlake Gardens	1,831	7,879	9,710	2,089	—		1998
9100 Wilshire Boulevard	16,250	58,772	75,022	12,272	—		1971/90
Westwood Center	3,159	109,727	112,886	9,643	—		1965/2000
1919 Santa Monica	2,580	8,961	11,541	1,534	3,681	(3)	1991
600 Corporate Pointe	8,575	41,919	50,494	8,002	17,495	(3)	1989
150 East Colorado Boulevard	1,988	8,446	10,434	1,687	4,742	(3)	1979/97
5161 Lankershim	5,016	30,598	35,614	5,773	13,417	(3)	1985/97
1501 Hughes Way	1,348	7,587	8,935	1,829	—		1983/97
3901 Via Oro	692	3,044	3,736	709	—		1986/97
Huntington Beach Plaza	1,109	4,539	5,648	860	1,492	(3)	1984/96
Fountain Valley Plaza	2,949	11,553	14,502	2,539	4,778	(3)	1982
3300 Irvine Avenue	2,215	8,301	10,516	1,766	3,207	(3)	1981/97

		Initial Costs		Basis Step Up

			Buildings		Buildings	Costs Capitalized
	Square		and		and	Subsequent to
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)

Von Karman CorporateCenter	451,477	11,513	34,783	—	—	10,925
1503 South Coast	60,605	1,570	4,731	—	—	1,278
625 The City	139,806	4,792	14,470	—	—	3,023
Orange Financial Center	305,439	10,379	34,415	—	—	8,835
Carlsbad Corporate Center	125,000	3,722	15,061	—	—	5,915
Balboa Corporate Center	69,890	2,759	8,303	—	—	(98)
Panorama Corporate Center	133,149	6,512	19,593	—	—	2,564
Ruffin Corporate Center	45,059	1,766	5,315	—	—	(26)
Skypark Office Plaza	202,164	5,733	21,608	—	—	4,212
Governor Park Plaza	104,065	3,382	10,177	—	—	3,264
5120 Shoreham	37,759	1,224	4,073	—	—	1,095
Morehouse Tech Center	181,207	6,841	21,067	—	—	4,007
Torreyana Science Park	81,204	5,035	15,148	—	—	370
Waples Tech Center	28,119	1,010	3,027	—	—	560
10251 Vista Sorrento	69,386	1,839	7,202	—	—	280
Camarillo Business Park	154,216	3,522	10,602	—	—	3,552
5702 Bolsa	27,731	589	1,775	—	—	131
5672 Bolsa	11,968	254	767	—	—	62
5632 Bolsa	21,568	458	1,381	—	—	67
Huntington Commerce Center	67,551	992	2,997	—	—	679
Savi Tech Center	341,446	8,280	24,911	—	—	3,176
Yorba Linda Business Park	167,142	2,629	7,913	—	—	1,196

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Costs

		Buildings
		and		Accumulated			Year Built/
	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated

Von Karman CorporateCenter	11,513	45,708	57,221	10,145	18,895	(3)	1981/84
1503 South Coast	1,570	6,009	7,579	1,121	2,236	(3)	1979/97
625 The City	4,792	17,493	22,285	3,134	6,975	(3)	1985/97
Orange Financial Center	10,379	43,250	53,629	7,624	17,976	(3)	1985/95
Carlsbad Corporate Center	3,722	20,976	24,698	3,045	9,221	(3)	1996
Balboa Corporate Center	2,759	8,205	10,964	1,234	5,709	(3)	1990
Panorama Corporate Center	6,512	22,157	28,669	3,342	12,693	(3)	1991
Ruffin Corporate Center	1,766	5,289	7,055	803	3,407	(3)	1990
Skypark Office Plaza	5,733	25,820	31,553	4,398	—		1986
Governor Park Plaza	3,382	13,441	16,823	2,720	4,970	(3)	1986
5120 Shoreham	1,224	5,168	6,392	1,199	2,970	(3)	1984
Morehouse Tech Center	6,841	25,074	31,915	4,886	—		1984
Torreyana Science Park	5,035	15,518	20,553	2,433	9,391	(3)	1980/97
Waples Tech Center	1,010	3,587	4,597	729	—		1990
10251 Vista Sorrento	1,839	7,482	9,321	1,171	3,838	(3)	1981/95
Camarillo Business Park	3,522	14,154	17,676	2,999	8,288	(3)	1984/97
5702 Bolsa	589	1,906	2,495	317	931	(3)	1987/97
5672 Bolsa	254	829	1,083	142	326	(3)	1987
5632 Bolsa	458	1,448	1,906	231	835	(3)	1987
Huntington Commerce Center	992	3,676	4,668	786	1,538	(3)	1987
Savi Tech Center	8,280	28,087	36,367	4,924	14,560	(3)	1989
Yorba Linda Business Park	2,629	9,109	11,738	1,706	4,124	(3)	1988

		Initial Costs		Basis Step Up

			Buildings		Buildings	Costs Capitalized
	Square		and		and	Subsequent to
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)

Cymer Technology Center	155,612	5,446	16,387	—	—	2,530
Poway Industrial	112,000	1,876	5,646	—	—	202
10180 Scripps Ranch	43,560	1,165	3,507	—	—	233
Via Frontera	77,920	1,792	5,391	—	—	1,028
Westridge	48,955	1,807	5,591	—	—	617
Tower Plaza Retail	133,481	4,531	13,660	—	—	1,724
6060 Center Drive	241,928	1,990	—	2,310	—	60,512
Howard Hughes — Spectrum Club	36,959	2,500	7,500	—	—	36
6080 Center Drive	287,148	1,990	—	3,092	—	73,250
Univision — 5999 Center Drive	161,650	—	—	1,529	—	42,281
11075 Santa Monica	35,696	1,225	3,746	—	—	1,277
Continental Grand Plaza	235,926	7,125	40,451	—	—	7,488
Calabasas Tech	273,526	11,513	34,591	—	—	6,348
Oceangate Tower	210,907	3,080	20,386	—	—	4,099
Genesee Executive Plaza	155,820	6,750	20,178	—	—	5,106
Solar Drive Business Center	125,132	4,250	12,770	—	—	1,533
91 Freeway Center	93,277	2,900	9,179	—	—	1,939
601 S. Glenoaks	72,524	2,450	7,519	—	—	942
Tourney Pointe	219,991	6,047	21,334	—	—	11,828
Hillside Corporate Center	59,876	2,213	7,336	—	—	2,267
Westlake Gardens II	48,874	1,832	5,493	—	—	1,909
Howard Hughes Tower	313,833	5,830	47,170	—	—	12,806
2001 Wilshire Blvd	101,125	5,007	14,893	—	—	1,090
Carmel Valley Centre	107,197	4,900	23,416	—	—	428
Carmel View Office Plaza	77,460	3,100	9,377	—	—	431

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Costs

		Buildings
		and		Accumulated			Year Built/
	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated

Cymer Technology Center	5,446	18,917	24,363	2,827	10,793	(3)	1986
Poway Industrial	1,876	5,848	7,724	932	3,453	(3)	1991/96
10180 Scripps Ranch	1,165	3,740	4,905	586	1,974	(3)	1978/96
Via Frontera	1,792	6,419	8,211	1,269	2,843	(3)	1982/97
Westridge	1,807	6,208	8,015	1,191	2,938	(3)	1984/96
Tower Plaza Retail	4,531	15,384	19,915	2,419	—		1970/97
6060 Center Drive	4,300	60,512	64,811	5,378	—		2000
Howard Hughes — Spectrum Club	2,500	7,536	10,036	1,068	—		1993
6080 Center Drive	5,082	73,250	78,332	4,610	—		2002
Univision — 5999 Center Drive	1,529	42,281	43,810	1,882	—		2001
11075 Santa Monica	1,225	5,023	6,248	1,120	—		1983
Continental Grand Plaza	7,125	47,939	55,064	8,467	26,612	(3)	1986
Calabasas Tech	11,513	40,939	52,452	7,591	—		1990/2001
Oceangate Tower	3,080	24,485	27,565	4,692	—		1971/93/94
Genesee Executive Plaza	6,750	25,284	32,034	4,800	16,275	(3)	1984
Solar Drive Business Center	4,250	14,303	18,553	2,397	—		1982
91 Freeway Center	2,900	11,118	14,018	2,097	—		1986/97
601 S. Glenoaks	2,450	8,461	10,911	1,350	5,662	(3)	1990
Tourney Pointe	6,047	33,162	39,209	4,927	—		1985/98/2000
Hillside Corporate Center	2,213	9,603	11,816	1,633	—		1998
Westlake Gardens II	1,832	7,402	9,234	1,494	—		1999
Howard Hughes Tower	5,830	59,976	65,806	10,087	—		1987
2001 Wilshire Blvd	5,007	15,983	20,990	2,040	—		1980
Carmel Valley Centre	4,900	23,844	28,744	709	—		1987/89
Carmel View Office Plaza	3,100	9,808	12,908	340	—		1985

		Initial Costs		Basis Step Up

			Buildings		Buildings	Costs Capitalized
	Square		and		and	Subsequent to
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)

Crossroads	133,566	3,950	12,860	—	—	1,451
Governor Executive Center	52,195	1,500	9,707	—	—	149
Gateway Towers	432,894	5,585	57,128	—	—	2,538
Governor Executive Center II	101,433	1,959	17,931	—	—	3,516

	18,635,706	$466,575	$1,793,783	$8,540	$8,607	$730,576

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Costs

		Buildings
		and		Accumulated		Year Built/
	Land	Improvements	Total	Depreciation(1)	Encumbrances	Renovated

Crossroads	3,950	14,311	18,261	434	—	1979
Governor Executive Center	1,500	9,856	11,356	299	—	1988
Gateway Towers	5,585	59,666	65,251	1,861	—	1984/86
Governor Executive Center II	1,959	21,447	23,407	—	—

	$475,115	$2,532,966	$3,008,081	$460,732	$564,829

(1)	The depreciable lives for buildings and improvements and furniture, fixtures and equipment range from five to forty seven years. Tenant improvements and leasing costs are depreciated over the remaining term of the lease.

(2)	Amounts shown net of write-offs of fully depreciated assets and include total capitalized interest of $53.7 million.

(3)	All of these properties are collateral for our $547.0 million mortgage financings. The encumbrance allocated to an individual property is based on the related individual release price.

ARDEN REALTY, INC.

15. Schedule of Commercial Properties and Accumulated Depreciation (continued)

      The changes in our investment in commercial properties and related accumulated depreciation for each of the periods in the three years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	Arden Realty, Inc.

	For the Years Ended December 31,

	2003	2002	2001

Commercial Properties:
Balance at beginning of period	$3,045,208	$2,797,052	$2,741,681
Improvements	77,532	95,073	78,580
Disposition of property	(97,632)	(24,094)	(44,773)
Write offs of fully depreciated assets	(37,913)	(24,129)	(21,412)
Acquisition of properties	22,054	134,938	—
Transfers from (to) properties under development and land available for development	—	66,368	42,976
Reclassification to other assets	(1,168)	—	—

Balance at end of period	$3,008,081	$3,045,208	$2,797,052

Accumulated Depreciation:
Balance at beginning of period	$(392,611)	$(307,082)	$(231,499)
Depreciation for period	(118,416)	(111,022)	(100,789)
Disposition of property	12,325	1,982	3,794
Write offs of fully depreciated assets	37,913	24,129	21,412
Transfers to (from) properties under development and land available for development	—	(618)	—
Reclassification to other assets	57

Balance at end of period	$(460,732)	$(392,611)	$(307,082)