Form 10-Q
period 2004-09-30
ARDEN REALTY INC
filed 2004-11-09
CIK 1013794

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

As of November 4, 2004 there were 65,666,375 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

ARDEN REALTY, INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Arden Realty, Inc.

Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets
Investment in real estate:
Land	$443,626	$443,517
Buildings and improvements	2,110,323	2,046,734
Tenant improvements and leasing commissions	358,489	331,450

	2,912,438	2,821,701
Less: accumulated depreciation and amortization	(484,492)	(436,690)

	2,427,946	2,385,011
Properties under development/renovation	10,829	75,627
Land available for development	23,829	23,723
Properties held for disposition, net	92,519	162,338

Net investment in real estate	2,555,123	2,646,699
Cash and cash equivalents	15,595	4,707
Restricted cash	15,765	19,694
Rent and other receivables, net of allowance of $3,258 and $4,041 at September 30, 2004 and December 31, 2003, respectively	6,282	3,688
Deferred rent, net of allowance of $2,032 and $2,216 at September 30, 2004 and December 31, 2003, respectively	43,778	44,203
Prepaid financing costs, expenses and other assets, net of accumulated amortization of $12,511 and $13,781 at September 30, 2004 and December 31, 2003, respectively	16,895	22,442

Total assets	$2,653,438	$2,741,433

Liabilities
Mortgage loans payable	$377,587	$557,435
Mortgage loan payable – Property held for disposition	7,270	7,394
Unsecured lines of credit	136,500	161,000
Unsecured term loan	125,000	125,000
Unsecured senior notes, net of discount	697,438	498,952
Accounts payable and accrued expenses	59,050	54,317
Security deposits	23,020	22,321
Dividends payable	33,118	32,535

Total liabilities	1,458,983	1,458,954
Minority interest	20,404	72,194
Stockholders’ Equity
Preferred stock, $.01 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 65,580,875 and 64,425,450 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	657	646
Additional paid-in capital	1,192,049	1,225,192
Deferred compensation	(13,714)	(14,952)
Accumulated other comprehensive loss	(4,941)	(601)

Total stockholders’ equity	1,174,051	1,210,285

Total liabilities and stockholders’ equity	$2,653,438	$2,741,433

See accompanying notes to consolidated financial statements.

Arden Realty, Inc.

Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Property revenues	$104,516	$101,287	$307,210	$297,054
Property operating expenses	35,069	33,865	100,827	95,459

	69,447	67,422	206,383	201,595
General and administrative expenses	4,823	4,391	13,972	11,962
Interest expense	21,517	23,953	66,014	70,242
Depreciation and amortization	30,907	29,223	90,696	84,586
Interest and other loss (income)	178	171	(153)	(82)

Income from continuing operations before impairment on investment in securities and minority interest	12,022	9,684	35,854	34,887
Impairment on investment in securities	—	—	(2,700)	—
Minority interest	(2,415)	(1,294)	(5,047)	(4,063)

Income from continuing operations	9,607	8,390	28,107	30,824
Discontinued operations, net of minority interest	632	2,151	3,291	8,676
Gain on sale of discontinued properties	937	—	7,766	5,382

Net income	$11,176	$10,541	$39,164	$44,882

Basic net income per common share:
Income from continuing operations	$0.15	$0.13	$0.43	$0.49
Income from discontinued operations	0.02	0.04	0.17	0.22

Net income per common share – basic	$0.17	$0.17	$0.60	$0.71
Weighted average number of common shares – basic	65,485	63,635	65,141	63,296

Diluted net income per common share:
Income from continuing operations	$0.15	$0.13	$0.43	$0.49
Income from discontinued operations	0.02	0.03	0.17	0.22

Net income per common share – diluted	$0.17	$0.16	$0.60	$0.71

Weighted average number of common shares – diluted	65,892	64,050	65,511	63,516

See accompanying notes to consolidated financial statements.

Arden Realty, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Operating Activities:
Net income	$39,164	$44,882
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest, including discontinued operations	5,346	4,442
Gain on sale of discontinued properties	(7,766)	(5,382)
Impairment on investment in securities	2,700	—
Depreciation and amortization, including discontinued operations	94,755	90,775
Amortization of loan costs	2,911	2,933
Non-cash compensation expense	2,331	1,409
Changes in operating assets and liabilities:
Rent and other receivables	(2,594)	724
Deferred rent	(1,907)	(243)
Prepaid financing costs, expenses and other assets	(2,066)	(1,381)
Accounts payable and accrued expenses	3,969	1,714
Security deposits	807	1,499

Net cash provided by operating activities	137,650	141,372

Investing Activities:
Improvements to commercial properties	(70,508)	(61,797)
Proceeds from sale of properties	77,552	78,719

Net cash provided by investing activities	7,044	16,922

Financing Activities:
Repayments of mortgage loans	(179,972)	(3,742)
Proceeds from unsecured lines of credit	323,500	66,500
Repayments of unsecured lines of credit	(348,000)	(125,087)
Proceeds from issuance of unsecured senior notes, net of discount	197,033	—
Proceeds from issuance of common stock	24,072	22,780
Distributions to preferred operating partnership unit holders	(3,234)	(3,234)
Redemption of preferred operating partnership units	(50,000)	—
Decrease (increase) in restricted cash	4,035	(3,052)
Distributions to minority interests	(2,542)	(2,591)
Dividends paid	(98,698)	(95,639)

Net cash used in financing activities	(133,806)	(144,065)

Net increase in cash and cash equivalents	10,888	14,229
Cash and cash equivalents at beginning of period	4,707	4,063

Cash and cash equivalents at end of period	$15,595	$18,292

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$66,193	$72,236

See accompanying notes to consolidated financial statements.

Arden Realty, Inc.

Notes to Consolidated Condensed Financial Statements
September 30, 2004
(unaudited)

1. Description of Business

     The terms “Arden Realty”, “us”, “we” and “our” as used in this report refer to Arden Realty, Inc. Through our controlling interest in Arden Realty Limited Partnership, or the Operating Partnership, and our other subsidiaries, we own, manage, lease, develop, renovate and acquire commercial office properties located in Southern California. As of September 30, 2004, our portfolio was comprised of 127 primarily suburban office properties, consisting of 209 buildings with approximately 18.7 million net rentable square feet, excluding one building currently under renovation. As of September 30, 2004, our operating portfolio was 91.1% occupied.

     The minority interests at September 30, 2004 consist of limited partnership interests in the Operating Partnership totaling approximately 2.5%.

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

     Except for minority interests in the Operating Partnership, Arden Realty and the Operating Partnership currently own 100% of all of our consolidated subsidiaries and we do not have any unconsolidated investments.

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

     Reclassifications

     We classified eight properties as held for disposition during the third quarter of 2004. Previously reported amounts in our balance sheet as of December 31, 2003 and operating results for the three and nine months ended September 30, 2003 were reclassified to conform with the classification of these eight properties.

3. Property Dispositions

     On August 24, 2004, we sold an approximate 69,000 square foot office property located in San Diego County for a gross sales price of approximately $9.3 million. The net proceeds from this disposition were used to reduce the outstanding balance on our Wells Fargo unsecured line of credit.

4. Discontinued Operations

     Below is a summary of our combined results of operations from the properties disposed of or held for disposition during the periods presented. The summary includes the results of operations before gain on sale for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands, except number of properties):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues from rental operations	$3,574	$6,382	$12,499	$23,044
Property expenses	(1,359)	(2,288)	(4,850)	(7,800)
Depreciation and amortization	(1,529)	(1,882)	(4,059)	(6,189)
Minority interest	(54)	(61)	(299)	(379)

Discontinued operations, net of minority interest	$632	$2,151	$3,291	$8,676

Gain on sale of discontinued properties	$937	$—	$7,766	$5,382

Properties sold	1	5	3	11

Properties held for sale	8	8	8	8

5. Outstanding Indebtedness

     A summary of our outstanding indebtedness as of September 30, 2004 and December 31, 2003 is as follows:

			Stated Annual
			Interest Rate at		Number of
	September 30,	December 31,	September 30,	Rate	Properties
Type of Debt	2004	2003	2004	Fixed/Floating	Securing Loan	Maturity
	(in thousands)
Mortgage Loans Payable:
Fixed Rate
Mortgage Financing I(1)	$—	$175,000	—%	—	—	—
Mortgage Financing III(2)	133,080	134,544	6.74%	Fixed	22	4/08
Mortgage Financing IV(2)	108,796	109,960	6.61%	Fixed	12	4/08
Mortgage Financing V(2)	104,128	105,899	6.94%	Fixed	12	4/09
Mortgage Financing VI(2)	21,412	21,578	7.54%	Fixed	3	4/09
Activity Business Center(2), (3)	7,270	7,394	8.85%	Fixed	1	5/06
145 South Fairfax(2)	3,881	3,912	8.93%	Fixed	1	1/27
Marin Corporate Center(2)	2,621	2,724	9.00%	Fixed	1	7/15
Conejo Business Center(2)	2,567	2,669	8.75%	Fixed	(Note 4)	7/15
Conejo Business Center(2)	1,102	1,149	7.88%	Fixed	(Note 4)	7/15

	384,857	564,829
Unsecured Lines of Credit:
Floating Rate
Wells Fargo — $310 mm(5)	126,500	158,000	3.18%	LIBOR + 0.90% (Notes 6,7)	—	4/06
City National Bank — $20 mm(5)	10,000	3,000	2.69%	(Note 8)	—	8/05

	136,500	161,000
Unsecured Term Loan:
Fixed Rate
Wells Fargo — $125 mm(5)	125,000	125,000	4.14%	Fixed (Note 9)	—	6/06
Unsecured Senior Notes:
Fixed Rate
2005 Notes(10)	199,949	199,872	8.88%	Fixed	—	3/05
2007 Notes(10)	150,009	149,907	7.00%	(Note 11)	—	11/07
2010 Notes(10)	49,775	49,744	9.15%	Fixed	—	3/10
2010 Notes(10)	99,491	99,429	8.50%	Fixed	—	11/10
2011 Notes(10), (12)	198,214	—	5.20%	Fixed	—	9/11

	697,438	498,952

Total Debt	$1,343,795	$1,349,781

(1)	This mortgage financing was repaid in full on April 9, 2004.

(2)	Requires monthly payments of principal and interest.

(3)	This loan is secured by a property currently classified as held for disposition.

(4)	Both mortgage loans are secured by the Conejo Business Center property.

(5)	Requires monthly payments of interest only, with outstanding principal balance due upon maturity.

(6)	This line of credit also has an annual 20 basis point facility fee on the entire $310 million commitment amount. In June 2004, we amended this line of credit to reduce the interest rate from LIBOR + 1.00% to LIBOR + 0.90%.

(7)	We have entered into interest rate swap agreements that fixed the interest rate on $50 million of the outstanding balance on this line of credit at 3.95% through April of 2006.

(8)	On October 4, 2004, we amended this line of credit to reduce the interest rate from LIBOR + 1.00% or Prime Rate — 1.875% to LIBOR + 0.90% or Prime Rate — 1.975%.

(9)	In 2002, we entered into interest rate swap agreements that fixed the interest rate on the entire balance of this loan. In June 2004, we amended this loan to reduce its effective interest rate by 20 basis points. After this amendment and after taking into effect the interest rate swap agreements for this loan, it will have an effective interest rate of approximately 4.14% for the remainder of 2004, 4.55% in 2005 and 4.70% in 2006.

(10)	Requires semi-annual interest payments only, with principal balance due upon maturity.

(11)	During the fourth quarter of 2003, we entered into interest rate swap agreements to float the interest rate on $100 million of the outstanding balance of these notes at a rate of LIBOR + 3.1% through November of 2007. Including these swap agreements, the effective interest rate on these notes was approximately 5.96% as of September 30, 2004.

(12)	On August 18, 2004, we issued $200 million of unsecured senior notes at an interest rate of 5.20%, maturing September 1, 2011.

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

     During 2002, such agreements were used to fix the floating interest rate associated with $50 million of the Wells Fargo unsecured line of credit and the entire $125 million balance of the unsecured term loan. Since June of 2003, we also entered into $150 million of forward-starting swaps that effectively fixed the 10-year Treasury rate at an average rate of approximately 4.1% for borrowings that occurred in 2004 to refinance some of our scheduled debt maturities. The forward-starting interest rate swaps were entered into at current market rates and, therefore, had no initial cost. In August 2004, we settled the $150 million forward-starting swaps in conjunction with the issuance of $200 million of unsecured senior notes.

     In October and November of 2003, we also entered into reverse interest rate swap agreements to float $100 million of the fixed interest rate associated with the 7.00% senior unsecured notes due in November of 2007. Under these reverse swaps, we will receive interest at a fixed rate of 7.00% and pay interest at a variable rate averaging the six-month LIBOR rate in arrears plus 3.10%. The interest rate swaps mature at the same time the notes are due. These swaps qualify as fair value hedges for accounting purposes. Net semi-annual interest payments will be recognized as increases or decreases in interest expense. The fair value of the interest rate swaps will be recognized on our balance sheet and the carrying value of the senior unsecured notes will be increased or decreased by an offsetting amount.

     In August and September of 2004, we entered into $186 million of forward-starting swaps that effectively fixed the 10-year Treasury rate at an average rate of approximately 4.45% for borrowings that are anticipated to occur in 2005 to refinance some of our scheduled debt maturities. The forward-starting interest rate swaps were entered into at current market rates and therefore, had no initial cost.

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

     Under SFAS 133, our $175 million in floating-to-fixed swaps and our $186 million in forward-starting swaps outstanding as of September 30, 2004 are classified as cash flow hedges with their fair value of approximately $4.6 million reported in accumulated other comprehensive income on our balance sheet. The estimated fair value of these interest rate swap agreements are dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair value may significantly change during the term of the agreements. Any estimated gain or loss from these agreements will be amortized into earnings as we recognize the interest expense for the underlying floating-rate loans at the fixed interest rate provided under our agreements in the case of the fixed-to-floating swaps or as part of interest expense for future borrowings in the case of the forward starting swaps. If the underlying debt related to these swaps were to be repaid prior to maturity, we would recognize into interest expense any unamortized gain or loss at the time of such early repayment.

     Under SFAS 133, our $100 million in fixed-to-floating hedges are classified as fair value hedges with their fair value of approximately $500,000 reported in both the unsecured senior notes and other assets line items on our balance sheet. The estimated fair value of these interest rate hedge agreements are dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair value may significantly change during the term of the agreements. Any estimated gain or loss from these agreements will be amortized into earnings as we recognize the interest expense for the underlying fixed-rate loan at the floating interest rate provided under our agreements in the case of the floating-to-fixed hedges. If the underlying debt related to these hedges were to be repaid prior to maturity, we would recognize into interest expense any unamortized gain or loss at the time of such early repayment.

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

     Our minority interest balance included $50 million of 8.625% Series B Cumulative Redeemable Preferred Operating Partnership Units, or Preferred OP Units. These Preferred OP Units were issued in September of 1999. On September 28, 2004, we redeemed the $50 million of Preferred OP Units at par plus accrued unpaid distributions. In conjunction with this redemption, we expensed approximately $1.1 million in original issuance costs.

     On September 14, 2004, we declared a quarterly dividend of $0.505 per share to stockholders of record on September 30, 2004. For the three months ended September 30, 2003, we declared a quarterly dividend of $0.505 per share.

     During the three and nine months ended September 30, 2004, we issued a total of 67,954 and 1,091,258 common shares respectively, relating to exercises of stock options.

     On August 23, 2004, we issued a total of 4,500 restricted stock awards to several of our directors. Holders of these shares have full voting rights and will receive any dividend but are prohibited from selling or transferring unvested shares. The fair value on the date of the grant of these restricted shares was $31.66. These restricted shares vest equally over three years.

8. Income (Loss) from Taxable REIT Subsidiary

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) from TRS	$(292)	$(292)	$(171)	$(549)
Interest and other income	114	121	324	631

	$(178)	$(171)	$153	$82

9. Stock Option Plan

     Beginning on January 1, 2003, we adopted the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” under which we began expensing the costs of new stock options granted to employees in 2003 in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” We used the Black-Scholes option valuation model to estimate the fair value of the stock options granted. During the three months ended September 30, 2004 and September 30, 2003, we expensed approximately $8,000 of stock option based employee compensation costs.

     The following table reflects pro forma net income and earnings per share had we elected to expense all options granted prior to 2003 assuming the fair value method and using the Black-Scholes option valuation model (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income available to common stockholders, as reported	$11,176	$10,541	$39,164	$44,882
Stock based employee compensation costs for options granted prior to 2003 assuming fair value method	(24)	(124)	(178)	(647)

Net income available to common stockholders, as adjusted	$11,152	$10,417	$38,986	$44,235

Earnings per share:
Basic as reported	$0.17	$0.17	$0.60	$0.71

Basic as adjusted	$0.17	$0.16	$0.60	$0.70

Diluted as reported	$0.17	$0.16	$0.60	$0.71

Diluted as adjusted	$0.17	$0.16	$0.60	$0.70

10. Comprehensive Income

     Comprehensive income for the three and nine months ended September 30, 2004 and 2003, respectively, consisted of net income, plus the results of changes in value of cash flow hedges not reflected in the Consolidated Statements of Income. The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$11,176	$10,541	$39,164	$44,882
Other comprehensive income (loss):
Unrealized derivative gain (loss) on cash flow hedges	(8,743)	1,924	(4,340)	(985)

Comprehensive income	$2,433	$12,465	$34,824	$43,897

11. Commitments and Contingencies

     We are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business, none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results of operations. There were no material changes in our legal proceedings during the three months ended September 30, 2004.

12. Subsequent Events

     On October 4, 2004, we acquired 30700 Russell Ranch Road, a 138,000 square foot, 100% leased office property located in the Westlake Village submarket of Los Angeles County for approximately $32.3 million.

     On October 11, 2004, we acquired Warner Corporate Center, a 253,000 square foot, 97.8% leased office property located in the Woodland Hills submarket of Los Angeles County for approximately $64.5 million.

     On October 11, 2004, we issued a total of 85,500 restricted stock awards to several key executive officers and several of our directors. Holders of these shares have full voting rights and will receive any dividend but are prohibited from selling or transferring unvested shares. The fair value on the date of the grant of these restricted shares was $32.66. These restricted shares vest equally over three years.

     In November, 2004, we entered into $70 million of forward-starting swaps that effectively fixed the 10-year Treasury rate at an average rate of approximately 4.19% for borrowings that are anticipated to occur in 2005 to refinance some of our scheduled debt maturities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion relates to our unaudited consolidated financial statements included herein, which should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Form 10-Q and in our 2003 Annual Report on Form 10-K.

     This form 10-Q, including the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act pertaining to, among other things, our future results of operations, cash available for distribution, acquisitions, lease renewals, property development, property renovation, capital requirements and general business, industry and economic conditions applicable to us. Also, documents we subsequently file with the SEC and incorporated herein by reference will contain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and the matters set forth in this form 10-Q generally. We caution you, however, that this list of factors may not be exhaustive, particularly with respect to future filings.

     We are a self-administered and self-managed real estate investment trust that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are managed by 7 senior executive officers who have experience in the real estate industry ranging from 14 to 35 years and who collectively have an average of 19 years experience. We perform all property and development management, accounting, finance and acquisition, disposition activities and a majority of our leasing transactions with our staff of approximately 300 employees.

     As of September 30, 2004, we were Southern California’s largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio was comprised of 127 primarily suburban office properties, consisting of 209 buildings with approximately 18.7 million net rentable square feet excluding one building currently under renovation. As of September 30, 2004 and December 31, 2003, our operating portfolio was 91.1% and 90.4% occupied, respectively.

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

     The timing and extent of future changes in the national and local economy and their effects on our properties and results of operations are difficult to accurately predict. It is likely, however, that if national and regional economic conditions deteriorate they would directly affect our operating results in the future, making it more difficult for us to lease and renew available space, to increase or maintain rental rates as leases expire and to collect amounts due from our tenants. For additional information, see “Risk Factors — Further declines in the economic activity of Southern California will adversely affect our operating results,” “- The financial condition and solvency of our tenants may reduce our cash flow,” and “- Rising energy costs and power outages in California may have an adverse effect on our operations and revenue,” in our 2003 Annual Report on Form 10-K.

Critical Accounting Policies

     Refer to our 2003 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include, among other things, revenue recognition, allowance for doubtful accounts and depreciation. There have been no material changes to these policies in 2004.

Off-Balance Sheet Arrangements

     As of September 30, 2004, we do not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RESULTS OF OPERATIONS

     Our financial position and operating results primarily relate to our portfolio of commercial properties and income derived from those properties. Therefore, the comparability of financial data from period to period will be affected by the timing of property developments, acquisitions and dispositions.

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003
(in thousands, except number of properties and percentages)

	Three Months Ended
	September 30,
				Percent
	2004	2003	Change	Change
Total Portfolio:
Revenue from rental operations:
Scheduled cash rents	$89,264	$86,062	$3,202	4%
Straight-line rents	84	109	(25)	(23)
Tenant reimbursements	5,582	6,858	(1,276)	(19)
Parking, net of expense	6,273	5,632	641	11
Other rental operations	3,313	2,626	687	26

Total revenue from rental operations	104,516	101,287	3,229	3

Property expenses:
Repairs and maintenance	11,337	10,390	947	9
Utilities	9,859	10,312	(453)	(4)
Real estate taxes	7,599	6,969	630	9
Insurance	1,878	2,065	(187)	(9)
Ground rent	207	326	(119)	(37)
Administrative	4,189	3,803	386	10

Total property expenses	35,069	33,865	1,204	4

Property Operating Results(1)	69,447	67,422	2,025	3
General and administrative	4,823	4,391	432	10
Interest expense	21,517	23,953	(2,436)	(10)
Depreciation and amortization	30,907	29,223	1,684	6
Interest and other loss (income)	178	171	7	4

Income from continuing operations before impairment on investment in securities and minority interest	$12,022	$9,684	$2,338	24%

Discontinued operations, net of minority interest	$632	$2,151	$(1,519)	(71)%

Number of Properties:
Disposed of during period	(1)	—
Completed and placed in service during period	—	—
In service at end of period	127	130
Net Rentable Square Feet:
Disposed of during period	(70)	—
Completed and placed in service during period	—	—
In service at end of period	18,726	18,617
Same Property Portfolio(2):
Revenue from rental operations	$104,815	$104,499	$316	—%
Property expenses	35,470	35,077	393	1%

	$69,345	$69,422	$(77)	—%

Straight-line rents	$(320)	$66	$(386)	(585)%

Number of non-development properties	125
Number of buildings	206
Average occupancy	90.5%	89.2%
Net rentable square feet	18,241

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

The following is a reconciliation of net income computed in accordance with GAAP to Property Operating Results (in thousands):

	Three Months Ended September 30,
	2004	2003
Net income	$11,176	$10,541
Add:
General and administrative expense	4,823	4,391
Interest expense	21,517	23,953
Depreciation and amortization	30,907	29,223
Minority interest	2,415	1,294
Interest and other loss	178	171
Less:
Gain on sale of discontinued properties	(937)	—
Discontinued operations, net of minority interest	(632)	(2,151)

Property Operating Results	$69,447	$67,422

(2)	Consists of non-development properties classified as part of continuing operations and owned for the entirety of the periods presented.

VARIANCES FOR RESULTS OF OPERATIONS

     Our Property Operating Results for the three months ended September 30, 2004 compared to the same period in 2003 were primarily affected by our acquisitions, dispositions and development activities since June 30, 2003.

     As a result of these changes within our portfolio of properties since June 30, 2003, we do not believe the Property Operating Results presented above are comparable from period to period. Therefore, in the table above, we have also presented the Property Operating Results for our same store portfolio.

Revenue from Rental Operations

     Revenue from rental operations increased approximately $3.2 million, or 3%, for the three months ended September 30, 2004 compared to the same period in 2003. This increase was primarily due to our December 2003 acquisition of a 101,000 square foot office property in San Diego County, revenues from our 6100 Center Drive development property in Los Angeles County which was placed in service during the second quarter of 2004 and from overall occupancy gains and scheduled rent increases in our properties. Revenue from rental operations for the same store portfolio increased approximately $0.3 million for the three months ended September 30, 2004 compared to the same period in 2003, primarily due to a 1.3% increase in average occupancy in 2004.

Property Expenses

     Property expenses increased approximately $1.2 million, or 4%, for the three months ended September 30, 2004 compared to the same period in 2003. This increase was primarily due to a property acquired in December 2003 and the placement in service of our 6100 Center Drive development property in the second quarter of 2004 and overall occupancy gains within our portfolio. Property expenses for the same store portfolio increased approximately $0.4 million, or 1%, for the three months ended September 30, 2004 compared to the same period in 2003, primarily due to higher repairs and maintenance as a result of higher costs for contracted services and the timing of certain projects.

General and Administrative

     General and administrative expenses as a percentage of total revenues were approximately 4.5% for the three months ended September 30, 2004 compared to approximately 4.1% for the same period in 2003. The approximate $0.4 million increase in general and administrative expenses was primarily related to higher Section 404 implementation costs in 2004.

Interest Expense

     Interest expense decreased approximately $2.4 million, or 10%, for the three months ended September 30, 2004 compared to the same period in 2003. This decrease was primarily due to a lower cost of debt in 2004 due to the permanent refinancing of a $175 million, 7.52% mortgage financing loan earlier this year with disposition proceeds and proceeds from the issuance of $200 million, 5.20% (5.45% effective rate) unsecured senior notes in August 2004.

Depreciation and Amortization

     Depreciation and amortization expense increased by approximately $1.7 million, or 6%, for the three months ended September 30, 2004 compared to the same period in 2003, primarily due to depreciation related to a property acquired in December 2003 and depreciation related to capital expenditures, tenant improvements and leasing commissions placed in service subsequent to the second quarter of 2003.

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003
(in thousands, except number of properties and percentages):

	Nine Months Ended
	September 30,
				Percent
	2004	2003	Change	Change
Total Portfolio:
Revenue from rental operations:
Scheduled cash rents	$264,019	$256,368	$7,651	3%
Straight-line rents	1,456	609	847	139
Tenant reimbursements	15,006	17,318	(2,312)	(13)
Parking, net of expense	18,027	16,219	1,808	11
Other rental operations	8,702	6,540	2,162	33

Total revenue from rental operations	307,210	297,054	10,156	3

Property expenses:
Repairs and maintenance	33,378	30,370	3,008	10
Utilities	24,930	25,525	(595)	(2)
Real estate taxes	22,991	20,807	2,184	10
Insurance	5,751	5,982	(231)	(4)
Ground rent	539	690	(151)	(22)
Administrative	13,238	12,085	1,153	10

Total property expenses	100,827	95,459	5,368	6

Property Operating Results(1)	206,383	201,595	4,788	2
General and administrative	13,972	11,962	2,010	17
Interest expense	66,014	70,242	(4,228)	(6)
Depreciation and amortization	90,696	84,586	6,110	7
Interest and other income	(153)	(82)	71	87

Income from continuing operations before impairment on investment in securities and minority interest	$35,854	$34,887	$967	(3)%

Discontinued operations, net of minority interest	$3,291	$8,676	$(5,385)	(62)%

Number of Properties:
Disposed of during period	(3)	(6)
Completed and placed in service during period	1	—
In service at end of period	127	130
Net Rentable Square Feet:
Disposed of during period	(365)	(515)
Completed and placed in service during period	283	—
In service at end of period	18,726	18,617
Same Property Portfolio(2):
Revenue from rental operations	$310,072	$307,055	$3,017	1%
Property expenses	101,818	98,490	3,328	3

	$208,254	$208,565	$(311)	—%

Straight-line rents	$128	$568	$(440)	(78)%

Number of non-development properties	125
Number of buildings	206
Average occupancy	89.9%	89.2%
Net rentable square feet	18,241

(1)	Property Operating Results is commonly used by investors to evaluate the performance of REITs, to determine trends in earnings and to compute the fair value of properties as it is not affected by (1) the cost of funds of the property owner or (2) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with Generally Accepted Accounting Principles, or GAAP. The first factor is commonly eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The second factor is commonly eliminated because it may not accurately represent the actual change in value in real estate properties that results from use or changes in market conditions. We believe that eliminating these costs from net income gives investors an additional measure of operating performance that, when used as an adjunct to net income computed in accordance with GAAP, can be a useful measure of our operating results.

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

The following is a reconciliation of net income computed in accordance with GAAP to Property Operating Results (in thousands):

	Nine Months Ended September 30,
	2004	2003
Net income	$39,164	$44,882
Add:
General and administrative expense	13,972	11,962
Interest expense	66,014	70,242
Depreciation and amortization	90,696	84,586
Minority interest	5,047	4,063
Impairment on investment in securities	2,700	—
Less:
Interest and other income	(153)	(82)
Gain on sale of discontinued properties	(7,766)	(5,382)
Discontinued operations, net of minority interest	(3,291)	(8,676)

Property Operating Results	$206,383	$201,595

(2)	Consists of non-development properties classified as part of continuing operations and owned for the entirety of the periods presented.

VARIANCES FOR RESULTS OF OPERATIONS

     Our Property Operating Results for the nine months ended September 30, 2004 compared to the same period in 2003 were primarily affected by our acquisitions, dispositions and development activities since January 1, 2003.

     As a result of these changes within our portfolio of properties since January 1, 2003, we do not believe the Property Operating Results presented above are comparable from period to period. Therefore, in the table above, we have also presented the Property Operating Results for our same property portfolio.

Revenue from Rental Operations

     Revenue from rental operations increased approximately $10.2 million, or 3%, for the nine months ended September 30, 2004 compared to the same period in 2003. This increase was primarily due to our December 2003 acquisition of a 101,000 square foot office property in San Diego County, revenues from our 6100 Center Drive development property which was placed in service during the second quarter of 2004 and from overall occupancy gains and scheduled rent increases in our properties.

     Revenue from rental operations for the same store portfolio increased approximately $3.0 million, or 1%, for the nine months ended September 30, 2004 compared to the same period in 2003. This increase was primarily due to an approximate $2.5 million increase in cash rents, an approximate $2.5 million increase in other rental operations and an approximate $1.4 million increase in parking income, all of which were partially offset by an approximate $3.0 million decrease in tenant reimbursements, and an approximate $0.4 million decrease in straight-line rents. The increase in cash rents was primarily related to scheduled rent increases in existing leases and by the 0.7% increase in average occupancy for these properties. The increase in other rental operations was primarily related to higher lease termination fees in 2004 and lower reserves for tenant receivables as a result of a reduced level of defaults in 2004. The increase in parking income is primarily due to an increase in occupancy in 2004 and higher special event parking in 2004. The decrease in tenant reimbursements was primarily due to resetting of base years for new leases in 2004. The decrease in straight-line rents was primarily due to older leases turning over throughout our portfolio.

Property Expenses

     Property expenses increased approximately $5.4 million, or 6%, for the nine months ended September 30, 2004 compared to the same period in 2003. This increase was partially due to a property acquired in December 2003 and placing our 6100 Center Drive development property in service in the second quarter of 2004 and overall occupancy gains within our portfolio.

     Property expenses for the same store portfolio increased approximately $3.3 million, or 3%, for the nine months ended September 30, 2004 compared to the same period in 2003. This increase was primarily due to an approximate $2.7 million increase in repairs and maintenance expense and an approximate $1.7 million increase in real estate taxes, all of which were partially offset by an approximate $1.1 million decrease in utility expenses. Repairs and maintenance expense increased primarily due to higher costs for contracted services and the timing of certain projects. Real estate taxes increased primarily due to the timing of final reassessments and property tax refunds received in 2003 for certain properties as well as new property tax measures implemented in Los Angeles County. Utility expenses decreased primarily due to lower than anticipated usage in 2004, partially offset by an increase in occupancy.

General and Administrative

     General and administrative expenses as a percentage of total revenues were approximately 4.5% for the nine months ended September 30, 2004 compared to approximately 4.0% for the same period in 2003. The approximate $2.0 million increase in general and administrative expenses was primarily related to higher personnel costs associated with annual merit increases and non-cash compensation expense associated with restricted stock grants issued in 2004 and 2003 and higher Section 404 implementation costs in 2004.

Interest Expense

     Interest expense decreased approximately $4.2 million, or 6%, for the nine months ended September 30, 2004 compared to the same period in 2003. This decrease was primarily due to a lower cost of debt in 2004 due to the permanent refinancing of a $175 million, 7.52% mortgage financing loan earlier this year with disposition proceeds and proceeds from the issuance of $200 million, 5.20% (5.45% effective rate) unsecured senior notes in August 2004, partially offset by lower capitalized interest in 2004. Capitalized interest was lower in 2004 as we stopped capitalizing interest on our 6100 Center Drive development property in May 2003.

Depreciation and Amortization

     Depreciation and amortization expense increased by approximately $6.1 million, or 7%, for the nine months ended September 30, 2004 compared to the same period in 2003, primarily due to depreciation related to a property acquired in December 2003 and depreciation related to capital expenditures, tenant improvements and leasing commissions placed in service subsequent to the third quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Cash provided by operating activities decreased by approximately $3.7 million to $137.7 million for the nine months ended September 30, 2004 compared to $141.4 million for the same period in 2003. This decrease was primarily due to the loss of operating cash flows from eleven properties sold since the beginning of 2003 as part of our capital recycling program, partially offset by the increased cash flows from a property acquired in the fourth quarter of 2003 and our 6100 Center Drive development property, which was placed in service during the second quarter of 2004.

     Cash provided by investing activities decreased by approximately $9.9 million to $7.0 million for the nine months ended September 30, 2004 compared to $16.9 million for the same period in 2003. This decrease was primarily due to an increased level of tenant improvement and leasing commission expenditures attributable to our higher level of occupancy in 2004.

     Cash used in financing activities decreased by approximately $10.3 million to $133.8 million for the nine months ended September 30, 2004 compared to $144.1 million for the same period in 2003. This decrease was primarily due to the release of restricted cash associated with the payoff of our $175 million loan in 2004 and lower net borrowings in 2004.

Cash Balances, Available Borrowings and Capital Resources

     As of September 30, 2004, we had approximately $31.4 million in cash and cash equivalents, including $15.8 million in restricted cash. Restricted cash consisted of $9.7 million in interest bearing cash deposits required by four of our mortgage loans payable and $6.1 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

     Our Operating Partnership has an unsecured line of credit with a total commitment of $20 million from City National Bank. This line of credit accrues interest at LIBOR + 1.00% or the City National Bank Prime Rate — 1.875% and is scheduled to mature in August 2005. On October 4, 2004, we amended this line of credit to reduce the interest rate to LIBOR + 0.90% or the City National Bank Prime Rate — 1.975%. As of September 30, 2004, there was $10 million outstanding on this line of credit and $10 million was available for additional borrowings.

     Our Operating Partnership also has an unsecured line of credit with a group of banks led by Wells Fargo. In June 2004, this line of credit was amended to reduce the interest rates by approximately 10 to 15 basis points depending on our secured debt rating and revise certain covenants. As a result of this amendment, this line of credit provides for borrowings up to $310 million with an option to increase the amount to $350 million and bears interest at a rate ranging between LIBOR + 0.65% and LIBOR + 1.15% (including an annual facility fee ranging from 0.15% to 0.40% based on the aggregate amount of the line of credit) depending on the Operating Partnership’s unsecured debt rating. This line of credit matures in April 2006. In addition, as long as the Operating Partnership maintains an unsecured debt rating of BBB-/Baa3 or better, it may exercise a competitive bid option, whereby the lenders may bid on the interest rate to be charged for up to $150 million of the unsecured line of credit. The Operating Partnership also has the option to convert the interest rate on this line of credit to the higher of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%. As of September 30, 2004, $126.5 million was outstanding on this line of credit and $183.5 million was available for additional borrowings.

     From time to time we enter into interest rate swaps, caps, floors and other interest rate exchange contracts to effectively manage our exposure to changes in interest rates.

     We also have a capital recycling program under which we sell existing properties and reinvest the proceeds into new acquisitions that we believe will yield a higher long-term return on invested capital. In August 2004 we sold one property for approximately $9.3 million and used the proceeds to pay down our unsecured line of credit. In October 2004 we acquired two properties for an aggregate of approximately $96.8 million.

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

Debt Summary

     Following is a summary of scheduled principal payments for our total debt outstanding as of September 30, 2004 (in thousands):

Year	Amount
2004	$1,715
2005	217,212
2006	266,101	(1)
2007	158,688
2008	230,727
2009	112,292
2010	150,307
2011	200,538
2012	768
2013	845
Thereafter	4,602

Total	$1,343,795

(1)	Includes $126.5 million outstanding on our Wells Fargo unsecured line of credit.

     Following is certain other information related to our outstanding indebtedness as of September 30, 2004:

Unsecured and Secured Debt:

			Weighted	Weighted
			Average	Average
	Balance	Percent	Interest Rate(1)	Maturity (in years)
	(000’s)
Unsecured Debt	$958,938	71%	6.54%	3.5
Secured Debt	384,857	29	7.16	4.2

Total Debt	$1,343,795	100%	6.72%	3.7

Floating and Fixed Rate Debt:

			Weighted	Weighted
			Average	Average
	Balance	Percent	Interest Rate(1)	Maturity (in years)
	(000’s)
Floating Rate Debt(2)	$186,500	14%	4.94%	2.3
Fixed Debt(3)	1,157,295	86	7.00	3.8

Total Debt	$1,343,795	100%	6.72%	3.7

(1)	Includes amortization of prepaid financing costs.

(2)	Includes $100 million of fixed rate debt that has been converted to floating rate through interest rate swap agreements.

(3)	Includes $175 million of floating rate debt that has been fixed through interest rate swap agreements.

     Total interest incurred and the amount capitalized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total interest incurred	$21,777	$24,129	$66,628	$72,568
Amount capitalized	(260)	(176)	(614)	(2,326)

Amount expensed	$21,517	$23,953	$66,014	$70,242

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

     The following is a reconciliation of net cash provided by operating activities and net income computed in accordance with GAAP to Consolidated Income Available for Debt Service (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net cash provided by operating activities	$55,115	$52,725	$137,650	$141,372
Add:
Interest expense	21,517	23,953	66,014	70,242
Less:
Amortization of loan costs and fees	(828)	(1,009)	(2,911)	(2,933)
Amortization of deferred compensation	(800)	(572)	(2,331)	(1,409)
Changes in operating assets and liabilities:
Rent and other receivables	760	189	2,594	(724)
Deferred rent	(75)	332	1,907	243
Prepaid financing costs, expenses and other assets	(139)	(2,281)	2,066	1,381
Accounts payable and accrued expenses	(8,958)	(5,396)	(3,969)	(1,714)
Security deposits	69	(987)	(807)	(1,499)

Consolidated Income Available for Debt Service	$66,661	$66,954	$200,213	$204,959

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Income	$11,176	$10,541	$39,164	$44,882
Add:
Interest expense	21,517	23,953	66,014	70,242
Depreciation and amortization	30,907	29,223	90,696	84,586
Minority interest	2,415	1,294	5,047	4,063
Minority interest from discontinued operations	54	61	299	379
Depreciation from discontinued operations	1,529	1,882	4,059	6,189
Impairment on investment in securities	—	—	2,700	—
Less:
Gain on sale of discontinued properties	(937)	—	(7,766)	(5,382)

Consolidated Income Available for Debt Service	$66,661	$66,954	$200,213	$204,959

     Consolidated Income Available for Debt Service is also presented because it is used in ratios contained in the principal financial covenants of the Indenture governing our publicly traded senior unsecured notes and our Credit Agreement with a syndicate of banks led by Wells Fargo. As of September 30, 2004, our senior unsecured notes represented approximately 52% of our total outstanding debt and amounts outstanding under our Wells Fargo unsecured line of credit represented approximately 9% of our total outstanding debt. The Consolidated Income Available for Debt Service ratios and the other ratios reported below are part of financial covenants we are required to satisfy each fiscal quarter. We believe information about these ratios is useful to (1) confirm that we are in compliance with the financial covenants of our principal loan agreements, (2) evaluate our ability to service our debt, (3) evaluate our ability to fund future capital expenditures, and (4) compare our ratios to other real estate companies, including other REITs, that present the same ratios.

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

     The following table summarizes the principal ratios contained in the financial covenants of our senior unsecured notes and Wells Fargo unsecured line of credit as of September 30, 2004 (in thousands, except percentage and covenant ratio data):

Net investment in real estate	$2,555,123
Cash and cash equivalents	15,595
Restricted cash	15,765
Accumulated depreciation and amortization	484,492

Total Gross Assets	$3,070,975

Gross Value of Unencumbered Assets	$2,119,457

Mortgage loans payable(1)	$384,857
Unsecured lines of credit	136,500
Unsecured term loan	125,000
Unsecured senior notes, net of discount	697,438

Total Outstanding Debt	$1,343,795

Consolidated Income Available for Debt Service(2)	$267,791

Interest incurred(2)	$90,323
Loan fee amortization(2)	(3,545)

Debt Service(2)	$86,778

Covenant Ratios	Test	Actual
Ratio of Consolidated Income Available for Debt Service to Debt Service	Greater than 1.5	3.1
Ratio of Consolidated Income Available for Debt Service to interest expense (3)	Greater than 2.0	3.2
Ratio of Consolidated Income Available for Debt Service to fixed charges (4)	Greater than 1.75	2.3
Total Outstanding Debt/Total Gross Assets	Less than 60%	44%
Secured Debt/Total Gross Assets	Less than 40%	13%
Gross Value of Unencumbered Assets/Unsecured Debt	Greater than 150%	221%

(1)	Represents 9 secured loans that are secured by 53 properties in our portfolio.

(2)	Represents amounts for the most recent four consecutive quarters. Loan fee amortization excludes discount amortization on senior unsecured notes.

(3)	Interest expense consists of interest expense plus capitalized interest and less amortization of loan fees and discounts.

(4)	Fixed charges consist of interest costs, whether expensed or capitalized, principal payments on all debt, an amount equal to $0.3125 per quarter multiplied by the weighted average gross leaseable square feet of the portfolio at the end of the period and preferred unit distributions.

Funds from Operations

     The following table reflects the calculation of our funds from operations for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004		2003	2004		2003
Funds From Operations:(1)
Net income	$11,176		$10,541	$39,164		$44,882
Depreciation and minority interest from discontinued operations	1,583		1,943	4,358		6,568
Gain on sale of discontinued properties	(937)		—	(7,766)		(5,382)
Depreciation and amortization	30,907		29,223	90,696		84,586
Minority interest	1,340	(2)	1,294	3,972	(2)	4,063
Distribution on Preferred Operating Partnership Units	(1,078	)(2)	(1,078)	(3,234	)(2)	(3,234)

Funds From Operations(3)	$42,991		$41,923	$127,190		$131,483

Weighted average common shares and Operating Partnership units outstanding — Diluted	67,564		65,740	67,188		65,216

(1)	We believe that funds from operations, or FFO, is a useful supplemental measure of our operating performance. We compute FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002. The White Paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles, or GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

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

(2)	Excludes approximately $1.1 million of issuance costs expensed in conjunction with the redemption of our Preferred Operating Partnership Units on September 28, 2004.

(3)	Includes $800,000 and $572,000 in non-cash compensation expense for the three months ended September 30, 2004 and 2003, respectively, and approximately $2.3 million and $1.4 million in non-cash compensation expense for the nine months ended September 30, 2004 and 2003, respectively.

Portfolio and Lease Information

     The following tables set forth certain information regarding our properties as of September 30, 2004.

PORTFOLIO SUMMARY
As of September 30, 2004

							Property Operating Results(1)
							Three Months Ended		Nine Months Ended
							September 30, 2004		September 30, 2004
	Number of		Number of		Approximate Net		(in thousands and		(in thousands and
Location	Properties		Buildings		Rentable (Sq. Ft.)		unaudited)		unaudited)
	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total
Los Angeles County
West(2)	30	24%	32	15%	5,046,273	27%	$27,120	39%	$80,284	39%
North	27	21%	43	21%	3,184,421	17%	11,313	16%	31,952	15%
South	16	12%	21	10%	3,088,329	16%	9,481	14%	28,117	14%

Subtotal	73	57%	96	46%	11,319,023	60%	47,914	69%	140,353	68%
Orange County	23	18%	55	26%	3,610,875	19%	9,949	14%	31,560	15%
San Diego County	25	20%	40	19%	2,902,252	16%	9,222	13%	27,085	13%
Ventura/Kern Counties.	6	5%	17	8%	794,892	4%	2,362	4%	7,380	4%

Subtotal	127	100%	208	99%	18,627,042	99%	$69,447	100%	$206,378	100%
Renovation Building(3)	—	—	1	1%	99,119	1%	—	—	5	—

Total	127	100%	209	100%	18,726,161	100%	$69,447	100%	$206,383	100%

(1)	Excludes the operating results of two properties sold during the first quarter of 2004 and one property currently classified as held for disposition. The operating results for these properties are reported as part of discontinued operations in our quarterly and year to date operating results.

(2)	Includes a retail property with approximately 37,000 net rentable square feet.

(3)	Comprised of one building in a business park containing a total of four buildings. After completion of the renovation, the total square footage of this building will expand to 130,000 square feet.

PORTFOLIO OCCUPANCY AND IN-PLACE RENTS
As of September 30, 2004

			Annualized Base Rent
			Per Leased Square Foot(1)
	Percent	Percent	Portfolio	Full Service
Location	Occupied	Leased	Total	Gross Leases(2)
Los Angeles County
West	93.4%	95.0%	$27.77	$27.79
North	91.8%	92.7%	21.94	22.75
South	86.3%	89.0%	19.14	20.21

Subtotal/Weighted Average	91.0%	92.7%	$23.87	$24.59
Orange County	89.8%	90.7%	18.82	22.02
San Diego County	91.9%	93.3%	19.52	24.04
Ventura/Kern Counties	94.8%	95.4%	18.95	19.52

Subtotal/Weighted Average	91.1%	92.5%	$22.01	$23.90
Renovation Building	—	100.0%	17.40	—

Total/Weighted Average	90.4%	92.6%	$21.98	$23.90

(1)	Based on monthly contractual base rent under existing leases as of September 30, 2004, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	Excludes 32 properties and approximately 3.5 million square feet under triple net and modified gross leases.

TEN LARGEST TENANTS
As of September 30, 2004

		Weighted	Percentage of	Percentage of
		Average	Aggregate	Aggregate
		Remaining	Portfolio	Portfolio		Annualized
	Number of	Lease Term	Leased	Annualized	Net Rentable	Base Rent
Tenant	Locations	in Months	Square Feet	Base Rent(1)	Square Feet	(in thousands)
Vivendi Universal	2	67	1.34%	2.10%	231,681	$7,980
State of California	22	46	2.01%	1.97%	345,750	7,460
University of Phoenix	6	43	0.96%	0.98%	166,195	3,719
Ceridian Corporation	2	67	0.89%	0.98%	152,612	3,706
Atlantic Richfield	1	24	0.83%	0.91%	143,885	3,453
Pepperdine University	1	170	0.66%	0.84%	113,488	3,173
Westfield Corporation	1	94	0.61%	0.77%	106,011	2,939
Haight, Brown & Bonesteel, LLP	2	80	0.37%	0.72%	63,262	2,737
State Compensation Insurance Fund	1	42	0.66%	0.70%	113,513	2,656
Walt Disney Pictures and Television	1	46	0.67%	0.68%	114,922	2,588

Total/Weighted Average(2)	39	62	9.00%	10.65%	1,551,319	$40,411

(1)	Annualized base rent is calculated as monthly contractual base rent under existing leases as of September 30, 2004 multiplied by 12; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	The weighted average calculation is based on net rentable square footage leased by each tenant.

LEASING ACTIVITY

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Net Absorption (square feet)	214,954	207,006

Gross New Leasing Activity (square feet)	525,901	1,545,257

Gross Renewal Leasing Activity (square feet)	834,258	2,292,651

Retention Rate	75.1%	63.8%

Cash Rent Growth(1):
Expiring Rate	$22.10	$22.69

New / Renewed Rate	$20.09	$20.55

Decrease	(9)%	(9)%

GAAP Rent Growth(2):
Expiring Rate	$21.28	$21.86

New / Renewed Rate	$21.58	$22.05

Increase	1%	1%

Weighted Average Lease Term in Months - New	52	54

Weighted Average Lease Term in Months - Renewal	53	46

Tenant Improvements and Commissions (per square foot):
New(3)	$20.34	$20.75

Renewal	$7.97	$8.57

Capital Expenditures (per square foot):
Recurring	$0.07	$0.20

Non-recurring	$0.01	$0.05

(1)	Represents the difference between initial market rents on new and renewed leases as compared to the expiring cash rents on the same space.

(2)	Represents cash rent growth adjusted for straight-line rents.

(3)	Excludes development/renovation space.

PORTFOLIO DIVERSIFICATION
As of September 30, 2004

			Percentage of
		Occupied	Total
	NAICS	Square	Occupied
North American Industrial Classification System Description	Code	Feet	Portfolio
Professional, Scientific, and Technical Services	541	4,407,923	25.99%
Finance and Insurance	521-525	2,900,060	17.10%
Information	511-519	1,783,652	10.52%
Manufacturing	311-339	1,340,619	7.90%
Health Care and Social Assistance	621-624	1,174,910	6.93%
Administrative and Support and Waste Management and Remediation Services	561-562	775,572	4.57%
Public Administration	921-928	701,043	4.13%
Educational Services	611	739,252	4.36%
Real Estate, Rental and Leasing	531-533	717,164	4.23%
Wholesale Trade	423-425	553,648	3.26%
Transportation and Warehousing	481-493	381,397	2.25%
Arts, Entertainment, and Recreation	711-713	298,088	1.76%
Construction	236-238	312,155	1.84%
Other Services (except Public Administration)	811-814	291,908	1.72%
Accommodation and Food Services	721-722	171,792	1.01%
Retail Trade	441-454	125,453	0.74%
Mining	211-213	57,337	0.34%
Management of Companies and Enterprises	551	28,305	0.17%
Utilities	221	8,975	0.05%
Agriculture, Forestry, Fishing and Hunting	111-115	6,261	0.04%
Other - Uncategorized	—	184,839	1.09%

		16,960,353	100.00%

LEASE EXPIRATIONS - ANNUAL
As of September 30, 2004

		Q4					2009 and
		2004	2005	2006	2007	2008	Thereafter
Los Angeles County:
West	Expiring SF(1)	141,404	653,654	554,995	643,646	524,846	2,226,263
	% of Leased SF(2)	0.82%	3.79%	3.22%	3.73%	3.05%	12.92%
	Rent per SF(3)	$29.19	$27.71	$28.78	$28.88	$30.09	$32.88
North	Expiring SF(1)	166,913	448,748	484,791	513,301	603,566	676,319
	% of Leased SF(2)	0.97%	2.61%	2.81%	2.98%	3.50%	3.92%
	Rent per SF(3)	$18.11	$23.20	$24.08	$22.72	$24.61	$22.88
South	Expiring SF(1)	56,359	545,202	313,415	301,662	410,172	1,094,017
	% of Leased SF(2)	0.33%	3.16%	1.82%	1.75%	2.38%	6.35%
	Rent per SF(3)	$21.22	$19.27	$22.30	$22.13	$21.72	$18.87

Subtotal - Los Angeles County	Expiring SF(1)	364,676	1,647,604	1,353,201	1,458,609	1,538,584	3,996,599
	% of Leased SF(2)	2.12%	9.56%	7.85%	8.46%	8.93%	23.19%
	Rent per SF(3)	$22.89	$23.69	$25.60	$25.32	$25.71	$27.35
Orange County	Expiring SF(1)	235,966	597,590	652,253	572,286	350,597	770,418
	% of Leased SF(2)	1.37%	3.46%	3.79%	3.32%	2.04%	4.47%
	Rent per SF(3)	$13.96	$20.42	$20.94	$18.35	$20.25	$22.27
San Diego County	Expiring SF(1)	100,862	623,035	422,547	261,773	270,894	921,888
	% of Leased SF(2)	0.58%	3.62%	2.45%	1.52%	1.57%	5.35%
	Rent per SF(3)	$13.85	$18.79	$23.33	$23.06	$25.17	$23.54
All Others	Expiring SF(1)	60,224	182,026	185,445	57,330	76,526	192,452
	% of Leased SF(2)	0.35%	1.06%	1.08%	0.34%	0.44%	1.12%
	Rent per SF(3)	$18.40	$20.07	$20.52	$19.89	$21.46	$18.81

Total Portfolio	Expiring SF(1)	761,728	3,050,255	2,613,446	2,349,998	2,236,601	5,881,357

	% of Leased SF(2)	4.42%	17.70%	15.17%	13.64%	12.98%	34.13%

	Rent per SF(3)	$18.57	$21.83	$23.71	$23.24	$24.64	$25.81

(1)	Represents the rentable square footage of expiring leases. For 2004, represents expirations from October 1, 2004 through December 31, 2004, not including month-to-month tenants.

(2)	Percentage of total rentable square footage expiring during the period.

(3)	Represents annualized ending cash rents of expiring leases.

QUARTERLY LEASE EXPIRATIONS - 2005
As of September 30, 2004

		Q1-05	Q2-05	Q3-05	Q4-05
Los Angeles County:
West	Expiring SF(1)	135,165	144,443	142,915	231,131
	% of Leased SF(2)	0.78%	0.84%	0.83%	1.34%
	Rent per SF(3)	$27.04	$27.21	$29.59	27.26
North	Expiring SF(1)	68,800	98,343	159,122	122,483
	% of Leased SF(2)	0.40%	0.57%	0.93%	0.71%
	Rent per SF(3)	$23.30	$23.83	$22.44	23.63
South	Expiring SF(1)	163,261	205,272	84,915	91,754
	% of Leased SF(2)	0.95%	1.19%	0.49%	0.53%
	Rent per SF(3)	$18.40	$18.56	$20.36	$21.42

Subtotal - Los Angeles County	Expiring SF(1)	367,226	448,058	386,952	445,368
	% of Leased SF(2)	2.13%	2.60%	2.25%	2.58%
	Rent per SF(3)	$22.50	$22.50	$24.63	25.06
Orange County	Expiring SF(1)	149,596	164,941	142,123	140,930
	% of Leased SF(2)	0.87%	0.96%	0.82%	0.81%
	Rent per SF(3)	$18.91	$18.82	$22.82	21.48
San Diego County	Expiring SF(1)	151,735	102,294	174,740	194,266
	% of Leased SF(2)	0.88%	0.59%	1.02%	1.13%
	Rent per SF(3)	$22.24	$21.11	$19.66	14.09
All Others	Expiring SF(1)	43,419	21,347	52,747	64,513
	% of Leased SF(2)	0.25%	0.12%	0.31%	0.38%
	Rent per SF(3)	$19.49	$18.20	$19.94	$21.19

Total Portfolio	Expiring SF(1)	711,976	736,640	756,562	845,077

	% of Leased SF(2)	4.13%	4.27%	4.40%	4.90%

	Rent per SF(3)	$21.51	$21.36	$22.81	$21.65

(1)	Represents the square footage of expiring leases, not including month-to-month tenants.

(2)	Percentage of total rentable square footage expiring during the period.

(3)	Represents annualized ending cash rents of expiring leases.

RENOVATION SUMMARY
As of September 30, 2004

Estimated
Year 1
Stabilized
		Costs			Estimated	Cash Property	Estimated	Estimated
		Incurred	Estimated	Percent	Construction	Operating	Year 1	Year 1
	Square	To Date	Total Cost	Leased at	Completion	Results	Annual	Annual
Building	Feet	(in thousands)	(in thousands)	11/3/04	Date	(in thousands)	Cash Yield	GAAP Yield
22745 Savi Ranch Parkway	130,000	$2,189	$9,244	100%	4th Qtr 2004	$1,881	10.0%	11.7%

(1)	Estimated Year 1 Annual GAAP Yield includes an adjustment for straight-line rents.

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

     We expect to finance our development/renovation activities over the next 24 months through net cash provided by operating activities, proceeds from asset sales, proceeds from our unsecured lines of credit or other secured borrowings.

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

Interest Rate Risk

     In order to modify and manage the interest characteristics of our outstanding debt and limit the effects of interest rates on our operations, we use a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counter-party credit risk. We do not enter into any transactions for speculative or trading purposes. During 2002, we entered into interest rate swap agreements fixing the interest rates on variable debt with notional amounts totaling $175.0 million. During 2003, we entered into $150 million of forward-starting swap agreements fixing the 10-year Treasury rate for borrowings that occurred in 2004 to refinance some of our scheduled debt maturities. In August 2004, we settled the $150 million of forward-starting swaps in conjunction with the issuance of $200 million of unsecured senior notes. In October and November of 2003, we also entered into reverse interest rate swap agreements to float $100 million of the fixed interest rate associated with the 7.00% senior unsecured notes due in November 2007. In August and September of 2004, we entered into $186 million forward-starting swaps that effectively fixed the 10-year Treasury rate at an average rate of approximately 4.45% for borrowings that are anticipated to occur in 2005 to refinance some of our scheduled debt maturities.

     Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of September 30, 2004, a 1% increase in interest rates on our $186.5 million of floating rate debt would decrease annual future earnings and cash flows by approximately $1.9 million and would not have an impact on the fair value of the floating rate debt. Conversely, a 1% decrease in interest rates on our $186.5 million of floating rate debt would increase annual future earnings and cash flows by approximately $1.9 million and would not have an impact on the fair value of the floating rate debt. The weighted average interest rate on our floating debt as of September 30, 2004 was 4.94%.

     Our fixed rate debt totaled $1,157.3 million as of September 30, 2004 with a weighted average interest rate of 7.00% and a total fair value of approximately $1,190.6 million. A 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $39.3 million and would not have an impact on future earnings and cash flows. A 1% increase in interest rates would decrease the fair value of our fixed rated debt by approximately $37.1 million and would not have an impact on future earnings and cash flows.

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

     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2004 covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II            OTHER INFORMATION

Item 1. Legal Proceedings

     We are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business, none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results of operations. There were no material changes in our legal proceedings during the three months ended September 30, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information — None

Item 6. Exhibits

     (a) Exhibits

10.46*	Second Amended and Restated Agreement of Limited Partnership of Arden Realty Limited Partnership, dated September 7, 1999, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on November 15, 1999.

10.47*	Admission of New Partners and Amendment to Limited Partnership Agreement entered into as of the 20th day of December, 2000, by and between Arden Realty Limited Partnership and the persons identified as the “New Partners” therein, filed as an exhibit to Arden Realty Limited Partnership’s annual report on Form 10-K filed with the Commission on March 30, 2001.

10.48*	Second Amendment to Limited Partnership Agreement entered into as of September 13, 2003, by Arden Realty Limited Partnership, filed as an exhibit to Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed with the Commission on November 13, 2003.

31.1	Officers’ certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(*)	Incorporated by reference.

(1)	In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this Report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN REALTY, INC.

Date: November 5, 2004	By:	/s/ Andrew J. Sobel

Andrew J. Sobel
Executive Vice President - Strategic Planning
and Operations

Date: November 5, 2004	By:	/s/ Richard S. Davis

Richard S. Davis
Senior Vice President and
Chief Financial Officer