Form 10-K
period 2004-12-31
ARDEN REALTY INC
filed 2005-03-14
CIK 1013794

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

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

      The aggregate market value of the shares of common stock held by non-affiliates was approximately $1.9 billion based on the closing price on the New York Stock Exchange for such shares on June 30, 2004.

      The number of the Registrant’s shares of common stock outstanding was 66,364,703 as of March 10, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

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

      The terms “Arden Realty”, “us”, “we” and “our” as used in this report refer to Arden Realty, Inc. We were incorporated in Maryland in May 1996 and completed our initial public offering in October 1996. Commencing with our taxable year ended December 31, 1996, we have operated and qualified as a real estate investment trust, or REIT, for federal income tax purposes. We are a self-administered and self-managed REIT that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are the sole general partner of Arden Realty Limited Partnership, or the Operating Partnership, and as of December 31, 2004, we owned approximately 97.5% of the Operating Partnership’s common partnership units. We conduct substantially all of our operations through the Operating Partnership and its consolidated subsidiaries.

(b)	INDUSTRY SEGMENTS

      We are currently involved primarily in one industry segment, the operation of commercial real estate located in Southern California. The financial information contained in this report relates primarily to this industry segment.

(c)	DESCRIPTION OF BUSINESS

      We are a full-service real estate organization managed by 6 senior executive officers who have experience in the real estate industry ranging from 14 to 35 years and who collectively have an average of 20 years of experience. We perform all property management, construction management, accounting, finance and acquisition and disposition activities and a majority of our leasing transactions for our portfolio with our staff of approximately 300 employees.

      As of December 31, 2004, we were Southern California’s largest publicly traded office landlord as measured by total net rentable square feet owned. As of December 31, 2004, our portfolio of primarily suburban office properties consisted of 120 properties and 197 buildings containing approximately 18.2 million net rentable square feet and our operating portfolio was 91.2% occupied.

Portfolio Management

      We perform all portfolio management activities, including on-site property management, management of all lease negotiations, construction management of tenant improvements or tenant build-outs, property renovations and capital expenditures for our portfolio. We directly manage these activities from approximately 40 management offices located throughout our portfolio. The activities of these management offices are supervised by four regional offices with oversight by our corporate office to ensure consistent application of our operating policies and procedures. Each regional office is strategically located within the Southern California submarkets where our properties are located and is managed by a regional First Vice President who is responsible for supervising the day-to-day activities of our management offices. Each regional office is staffed with leasing, property management, building engineering, construction and information systems specialists, referred to as our Regional Service Teams. By maintaining a regionally focused organizational structure led by seasoned managers, we are able to quickly respond to our tenants’ needs and market opportunities.

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

      We currently lease approximately 59% of our portfolio’s net rentable space using our in-house staff. We employ outside brokers who are monitored by our Regional Service Teams for the remainder of our net rentable space. Our in-house leasing program allows us to closely monitor rental rates and lease terms for new and renewal leases and reduce third-party leasing commissions.

     Business Strategies

      Our primary business strategy is to actively manage our portfolio to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. When market conditions permit, we may also selectively develop, renovate or acquire new properties in submarkets that add value and fit strategically into our portfolio. We may also sell existing properties and use the net proceeds to repay outstanding indebtedness or place into investments that we believe will generate higher long-term value.

      Through our corporate office and regional offices, we implement our business strategies by:

•	using integrated decision making to provide proactive solutions to the space needs of tenants in the markets where we have extensive real estate expertise and relationships;

•	emphasizing quality service, tenant satisfaction and retention;

•	employing intensive property marketing and leasing programs; and

•	implementing cost control management techniques and systems that capitalize on economies of scale and concentration arising from the size and geographic focus of our portfolio and our technical expertise in reducing energy consumption expenses.

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

      Quality Service and Tenant Satisfaction

      We strive to provide quality service through our multidisciplinary operating approach resulting in timely responses to our tenants’ needs. Our seasoned Regional Service Teams interact and resolve issues relating to tenant satisfaction and day-to-day operations. For portfolio-wide operational and administrative functions, our corporate office provides support to all regional offices and provides immediate response for critical operational issues. We believe providing quality service leads to enhanced tenant retention.

      Proactive Marketing and Leasing

      The concentration of many of our properties within particular office submarkets and our relationships with a broad array of businesses and outside brokers enables us to pursue proactive marketing and leasing strategies, to effectively monitor the demand for office space in our existing submarkets, to efficiently identify the office space requirements of existing and prospective tenants and to offer tenants a variety of space alternatives across our portfolio.

      Cost Control and Operating Efficiencies

      The size and geographic focus of our portfolio provides us with the opportunity to enhance portfolio value by controlling operating costs. We seek to capitalize on the economies of scale and concentration which result from the geographic focus of our portfolio through the ownership and management of multiple properties within particular submarkets and the maintenance of standardized processes and systems for cost control at each of our properties. These cost controls and operating efficiencies allowed us to achieve a 67.3% ratio of property operating results to total property revenues in 2004.

     Operating Strategies

      Based on our geographic focus in Southern California, experience in the local real estate markets and our evaluation of current market conditions, we believe the following key factors provide us with opportunities to maximize returns:

•	the broad diversification and balance of the Southern California economy and our tenant base minimizes our dependence on any one industry segment or limited group of tenants;

•	the relative resiliency of the Southern California real estate market, as measured by lower vacancy rates compared to the national average and a lower decline in rental rates in our key submarkets than the average decreases in rates reported for the nation since the beginning of the office real estate sector downturn in 2001; and

•	the limited construction of new office properties in the Southern California region due to substantial building construction limitations and a minimal amount of developable land in many key submarkets.

      Internal Operating Strategy

      We believe that opportunities exist to increase cash flow from our existing portfolio. We intend to pursue this internal growth by:

•	stabilizing occupancy throughout our portfolio and increasing rental rates, as market conditions permit;

•	maintaining or increasing the retention rate of expiring leases;

•	capitalizing on economies of scale and concentration due to the size and geographic focus of our portfolio;

•	controlling operating expenses through active cost control management techniques and systems; and

•	sourcing new and innovative revenue streams while providing high quality services to our tenants.

        Stabilizing Occupancy and Increasing Rental Rates

      Various published reports noted that Southern California achieved approximately 6.7 million square feet of positive net absorption in 2004 with average rental rates increasing approximately 3-4%. Our in-house leasing teams, working with outside leasing brokers, continuously monitor each market to identify strong prospective tenants who are in need of new or additional space. We also strive to be responsive to the needs of existing tenants through our on-site management staff and by providing alternatives within our portfolio to accommodate their changing space requirements. We strive to achieve growth in rental revenues by negotiating annual or mid-term increases in rental rates in a majority of our leases.

        Retaining Existing Tenants

      We also seek to retain our existing tenants when leases expire. Retention of existing tenants reduces the costs of lease rollover by eliminating the down-time required to find a replacement tenant and reducing build-out costs required for new tenants. We believe that we have been successful in attracting and retaining a diverse tenant base by actively managing our properties with an emphasis on tenant satisfaction and retention. During 2004, we retained approximately 64% of our leases that were scheduled to expire.

        Capitalizing on Economies of Scale and Concentration

      In order to capitalize on economies of scale and concentration arising from the size and geographic focus of our portfolio, each of our Regional Service Teams is responsible for several properties, which spreads administrative and maintenance costs over those properties and reduces per square foot expenses. In addition, contracting in bulk for parking operations, construction materials, building services and supplies on a portfolio-wide basis also reduces our overall operating expenses.

        Cost Control Management Techniques and Systems

      We plan to continue controlling our operating expenses through active management at all of our properties. We focus on cost control in various areas of our operations. We continuously monitor the operating performance of our properties and employ energy-enhancing purchasing and expense recovery technologies when appropriate. These system enhancements include:

•	lighting retrofits;

•	replacement of inefficient heating, ventilation and air conditioning systems;

•	computer-driven energy management systems that monitor and react to the climatic requirements of individual properties;

•	automated and roving security systems that allow us to provide security services to our tenants at a lower cost;

•	online competitive bid purchasing of supplies, building materials and construction services;

•	enhancement of billing systems, which enables us to more efficiently recover operating expenses from our tenants; and

•	on-going preventive maintenance programs to operate our building systems efficiently, thereby reducing operating costs.

        Sourcing Additional Revenue While Providing High Quality Services to Tenants

      We operate one of the most energy efficient office portfolios in the country. We have invested in energy enhancement programs within our portfolio with the aim of reducing energy consumption, enhancing efficiency and lowering operating costs. We also participate annually in the Environmental Protection Agency’s, or the EPA, Energy Star Program. This program involves top commercial real estate landlords throughout the United States and rigorous bench-marking procedures that track individual building energy efficiency. Currently, of the 906 total Energy Star designated office buildings awarded nationally during 2004, 125 were awarded in California; of those, we had 62 EPA Energy Star Certified buildings in our portfolio.

      We have formed a taxable REIT subsidiary, Next>edge, to market our expertise in energy solutions and facilities management. Next>edge has begun to assist companies in increasing their energy efficiency and reducing costs by employing the latest technologies and the most energy-efficient operational strategies developed to date. These technologies include lighting, heating, ventilation and air conditioning retrofits, energy management system installations, on-site distributed generation and cogeneration projects and solar energy systems.

External Operating Strategy

      We believe in the diversity and balance of the Southern California economy and commercial real estate market, and we intend to continue to focus our resources primarily in this region. We have assembled a management team that has extensive experience and knowledge in this market which we believe provides us with a competitive advantage in identifying and capitalizing on selective development, renovation and acquisition opportunities.

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

     Competition

      We compete with other owners of office properties to attract tenants to our properties, to acquire new properties and to obtain suitable land for development. Ownership of competing properties is currently diversified among many different types, from publicly traded companies and institutional investors, including other REITs, to small enterprises and individual owners. No one owner or group of owners currently dominate or significantly influence the markets in which we operate. See “Risk Factors — Competition affects occupancy levels, rents and the cost of land which could adversely affect our revenues.”

     California Electric Utility Deregulation

      Problems associated with deregulation of the electric industry in California have resulted in significantly higher costs in some areas over the past few seasons. All of our properties are currently located in areas served by utilities that either produce their own electricity, or that have procured long-term, fixed-rate contracts with commercial electrical providers. While we have no information suggesting that any future service interruptions are expected, we believe that higher utility costs may continue as price increases are allowed by the California Public Utility Commission or other regulatory agencies.

      Approximately 26% of our properties and 19% of the total rentable square footage of our portfolio are subject to leases that require our tenants to pay all utility costs and the remainder provide that our tenants will reimburse us for utility costs in excess of a base year amount. See “Risk Factors — Rising energy costs and power outages in California may have an adverse effect on our operations and revenue.”

      We are also working with other companies to provide our properties with new applications of distributed generation, or on-site energy systems, such as solar photovoltaic panels, micro-turbine units, natural gas reciprocating engines, fuel cells and other “green” power alternatives. Lastly, we maintain ongoing communication with our tenants to assist them in ways to lower consumption in their workplace.

     Employees

      As of December 31, 2004, we had approximately 300 full-time employees that perform all of our property and construction management, accounting, finance, acquisition and disposition activities and a majority of our leasing transactions.

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

Existing Portfolio

      Our portfolio consists of 120 primarily office properties, containing approximately 18.2 million net rentable square feet that individually range from approximately 12,000 to 600,000 net rentable square feet. Of the 120 properties currently in service in our portfolio, 119, or 99%, are office properties. All of our properties are located in Southern California and most are in suburban areas in close proximity to main thoroughfares. We believe that our properties are located within desirable and established business communities and are well maintained. Our properties offer an array of amenities including high-speed internet access, security, parking, conference facilities, on-site management, food services and health clubs.

      Following is a summary of our property portfolio as of December 31, 2004:

							Property Operating
							Results(2),(3)

					Approximate Net
	Number of		Number of		Rentable Square		For the Year Ended
	Properties(1)		Buildings(1)		Feet(1)		December 31, 2004

		% of		% of		% of		% of
Location	Total	Total	Total	Total	Total	Total	Total	Total

							($000’s and
							unaudited)
Los Angeles County
West(4)	30	25%	32	16%	5,044,621	28%	$107,688	39%
North	28	23%	44	22%	3,468,768	19%	44,962	16%
South	13	11%	17	9%	2,851,215	15%	37,052	14%

Subtotal	71	59%	93	47%	11,364,604	62%	189,702	69%
Orange County	20	17%	51	26%	3,255,079	18%	39,602	14%
San Diego County	23	19%	35	18%	2,695,678	15%	36,418	13%
Ventura/ Kern Counties	6	5%	17	9%	795,299	4%	9,831	4%

Subtotal	120	100%	196	100%	18,110,660	99%	$275,553	100%
Renovation Building(5)	—	—	1	—	99,119	1%	5	—

Total	120	100%	197	100%	18,209,779	100%	$275,558	100%

(1)	Includes one property with approximately 167,000 net rentable square feet held for disposition.

(2)	Property Operating Results is a non-GAAP measure of performance. Property Operating Results is used by investors and our management to evaluate and compare the performance of our office properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds of the property owner, (2) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with Generally Accepted Accounting Principles, or GAAP, or (3) general and administrative expenses and other specific costs such as permanent impairments to carrying costs. The cost of funds is eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased in value as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our office properties as well as trends in occupancy rates, rental rates and operating costs.

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

The following is a reconciliation of Property Operating Results to net income computed in accordance with GAAP (in thousands):

	Year Ended December 31,

	2004	2003	2002

Net Income	$73,775	$58,509	$70,175
Add:
General and administrative expense	19,503	16,931	12,581
Interest expense	88,856	93,093	87,827
Depreciation and amortization	121,687	111,952	100,317
Minority interest	5,255	5,375	5,816
Interest and other loss	508	401	—
Impairment on investment in securities	2,700	—	—
Less:
Interest and other income	—	—	(2,063)
Gain on sale of discontinued properties	(30,473)	(5,937)	—
Discontinued operations, net of minority interest	(6,253)	(12,538)	(15,570)
Gain on sale of operating properties	—	—	(1,967)

Property Operating Results	$275,558	$267,786	$257,116

(3)	Excludes the operating results of two properties sold during the first quarter of 2004, one property sold during the third quarter of 2004, nine properties sold during the fourth quarter of 2004 and one property classified as held for disposition. The operating results for these properties are reported as part of discontinued operations in our consolidated statements of income.

(4)	Includes a retail property with approximately 37,000 net rentable square feet.

(5)	Comprised of one building in a business park containing a total of four buildings. After completion of the renovation, the total square footage of this building will expand to 130,000 square feet.

     The following is a summary of our occupancy and in-place rents as of December 31, 2004:

			Annualized Base Rent Per
			Leased Square Foot(1)

	Percent	Percent	Portfolio	Full Service
Location	Occupied	Leased	Total	Gross Leases(2)

Los Angeles County
West	93.5%	94.8%	$27.80	$27.81
North	91.9%	94.7%	22.26	22.96
South	89.5%	91.0%	19.03	20.15

Subtotal/ Weighted Average	92.0%	93.8%	23.96	24.67
Orange County	90.0%	91.3%	18.69	22.31
San Diego County	87.8%	88.5%	19.87	24.26
Ventura/ Kern Counties	95.0%	96.1%	18.84	19.61

Subtotal/ Weighted Average	91.2%	92.7%	22.21	24.08
Renovation Building	—	100.0%	17.40	—

Total/ Weighted Average	90.5%	92.7%	$22.18	$24.08

(1)	Based on monthly contractual base rent under existing leases as of December 31, 2004, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	Excludes 31 properties and approximately 3.5 million square feet under triple net and modified gross leases.

Renovation Summary

      The following table summarizes information about the building under renovation as of December 31, 2004:

Estimated
						Year 1	Estimated	Estimated
					Estimated	Stabilized	Year 1	Year 1
					Construction	Cash Property	Annual	Annual
	Square	Costs Incurred	Estimated	Percent	Completion	Operating	Cash	GAAP
Building	Feet	To Date	Total Cost(1)	Leased	Date	Results(2)	Yield	Yield(3)

		(in thousands)	(in thousands)			(in thousands)
22745 Savi Ranch Parkway	130,000	$7,659	$9,705	100%	1st Qtr 2005	$1,881	9.6%	11.2%

(1)	Estimated total cost includes capital expenditures, tenant improvements, leasing commissions and carrying costs during renovation.

(2)	We consider stabilized Cash Property Operating Results to be the rental revenues from the property less the operating expenses of the property on a cash basis before deducting financing costs (interest and principal payments) after the property is at least 95% leased. Property Operating Results are discussed in greater detail in Note (2) to the Existing Portfolio summary table above.

(3)	Estimated Year 1 Annual GAAP Yield includes an adjustment for straight-line rents.

     This renovation was completed on February 15, 2005.

      In addition to the renovation building above, we have preliminary architectural designs completed for an additional 475,000 net rentable square feet of office space at the Howard Hughes Center in Los Angeles, California. We also have construction entitlements at the Howard Hughes Center for up to 600 hotel rooms. Build-to-suit projects consist of properties constructed to the tenant’s specifications in return for the tenant’s long-term commitment to the property. We do not intend to commence construction on any additional build-to-suit or multi-tenant projects at the Howard Hughes Center until development plans and budgets are finalized with terms allowing us to achieve yields commensurate with the project’s development risk.

      In addition to our development at the Howard Hughes Center, we have completed preliminary designs and are marketing an approximately 170,000 net rentable square foot build-to-suit office building at our Long Beach Airport Business Park. We also have a 5-acre developable land parcel in Torrance, California that we intend to market for a build-to-suit building. We currently do not intend to commence construction on these projects until build-to-suit tenant leases are signed with terms allowing us to achieve yields commensurate with the project’s development risk.

      We expect to finance our development/renovation activities over the next 24 months through net cash provided by operating activities, proceeds from asset sales, proceeds from our lines of credit or other secured borrowings.

Dispositions

      The following table summarizes our disposition activity during 2004:

				Property	Square	Gross Sales
Property	County	Submarket	Date of Sale	Type	Feet	Price

						($000’s)
Tower Plaza Retail	Riverside	Temecula	February 4, 2004	Retail	133,481	$17,050
Univision — 5999 Center Drive	Los Angeles	Culver City/Fox Hills	March 16, 2004	Office	161,650	52,500
10251 Vista Sorrento	San Diego	Sorrento Mesa	August 24, 2004	Office	69,386	9,250
Waples Tech Center	San Diego	Sorrento Mesa	December 29, 2004	Office	28,119	(A)
Morehouse Center	San Diego	Sorrento Mesa	December 29, 2004	Office	181,207	(A)
91 Freeway Center	Los Angeles	Artesia	December 29, 2004	Office	93,277	(A)
Norwalk	Los Angeles	Norwalk	December 29, 2004	Office	122,175	(A)
1501 Hughes Way	Los Angeles	Suburban Long Beach	December 29, 2004	Office	77,060	(A)
3901 Via Oro	Los Angeles	Suburban Long Beach	December 29, 2004	Office	53,195	(A)
Glendale Corporate Center	Los Angeles	Glendale	December 29, 2004	Office	108,209	(A)
Whittier	Los Angeles	Whittier	December 29, 2004	Office	135,415	(A)
South Bay Tech	Los Angeles	190th Corridor	December 29, 2004	Office	104,815	(A)

Sub-total					1,267,989	78,800
(A) Portfolio sale					—	126,000

					1,267,989	$204,800

Acquisitions

      The following table summarizes our acquisition activity during 2004:

						Gross
				Property	Square	Purchase
Property	County	Submarket	Date of Purchase	Type	Feet	Price

						($000’s)
Homestore	Los Angeles	Westlake Village	October 4, 2004	Office	137,762	$32,300
Warner Corporate Center	Los Angeles	Woodland Hills	October 11, 2004	Office	253,000	64,500

					390,762	$96,800

     The following table presents specific information regarding our 120 properties as of December 31, 2004:

									Annualized
					Percentage of				Base Rent
					Total				per Leased
			Year(s)	Approximate	Portfolio Net		Annualized		Net Rentable
Property			Built/	Net Rentable	Rentable	Percent	Base Rent	Number	Square
Name	Major Area	Submarket	Renovated	Square Feet	Square Feet	Leased	($000s)	of Leases	Feet(1)

Los Angeles County
Los Angeles West
145 South Fairfax	Hollywood/Wilshire Corridor	Miracle Mile	1984	54,398	0.3%	95.5%	$1,032	13	$19.86
6100 Wilshire	Hollywood/Wilshire Corridor	Miracle Mile	1986	202,675	1.1	100.0	5,051	57	24.43
120 S. Spalding	West Los Angeles	Beverly Hills Triangle	1984	64,877	0.4	97.5	2,700	15	42.67
8383 Wilshire	West Los Angeles	Beverly Hills	1971/93	424,588	2.3	91.7	10,100	134	25.93
9100 Wilshire	West Los Angeles	Beverly Hills	1971/90	328,697	1.8	92.7	8,300	76	27.25
9665 Wilshire	West Los Angeles	Beverly Hills Triangle	1972/92-93	159,645	0.9	100.0	6,140	24	38.34
Beverly Atrium	West Los Angeles	Beverly Hills	1989	59,582	0.3	96.6	1,718	15	29.85
Wilshire Pacific Plaza	West Los Angeles	Brentwood	1976/87	101,229	0.6	99.6	2,561	43	25.39
World Savings Center(2)	West Los Angeles	Brentwood	1983	473,581	2.6	86.4	12,440	54	30.41
10350 Santa Monica	West Los Angeles	West Los Angeles	1979	42,696	0.2	92.5	902	17	22.84
10351 Santa Monica	West Los Angeles	West Los Angeles	1984	96,899	0.5	87.3	1,998	14	23.63
Century Park Center	West Los Angeles	West Los Angeles	1972/94	235,178	1.3	100.0	5,606	98	23.33
400 Corporate Pointe	West Los Angeles	Culver City/Fox Hills	1987	165,487	0.9	85.9	2,732	19	19.23
600 Corporate Pointe	West Los Angeles	Culver City/Fox Hills	1989	275,113	1.5	95.1	5,523	19	21.10
6060 Center Drive	West Los Angeles	Culver City/Fox Hills	1999	256,665	1.4	99.1	8,280	8	32.55
6080 Center Drive	West Los Angeles	Culver City/Fox Hills	2001	286,568	1.6	93.2	9,643	15	36.11
6100 Center Drive	West Los Angeles	Culver City/Fox Hills	2002	284,798	1.6	99.4	7,278	24	25.72
Bristol Plaza	West Los Angeles	Culver City/Fox Hills	1982	84,033	0.5	95.3	1,640	28	20.47
Howard Hughes Spectrum Club	West Los Angeles	Culver City/Fox Hills	1993	36,959	0.2	100.0	967	1	26.16
Howard Hughes Tower	West Los Angeles	Culver City/Fox Hills	1987	316,014	1.7	87.0	7,541	33	27.44
Northpoint	West Los Angeles	Culver City/Fox Hills	1991	105,145	0.6	94.1	2,638	7	26.67
1919 Santa Monica	West Los Angeles	Santa Monica	1991	43,766	0.2	85.2	947	7	25.41
2001 Wilshire Blvd.	West Los Angeles	Santa Monica	1980	99,565	0.5	100.0	2,805	23	27.47
2730 Wilshire	West Los Angeles	Santa Monica	1985	55,531	0.3	100.0	1,553	26	27.57
2800 28th Street	West Los Angeles	Santa Monica	1979	106,481	0.6	95.9	2,456	42	24.06
10780 Santa Monica	West Los Angeles	West Los Angeles	1984	93,211	0.5	97.0	2,193	33	24.26
1950 Sawtelle	West Los Angeles	West Los Angeles	1988/95	104,171	0.6	98.0	2,367	42	23.17
11075 Santa Monica	West Los Angeles	West Los Angeles	1983	35,996	0.2	99.1	877	8	24.57
Westwood Center	West Los Angeles	Westwood	1965/2000	314,366	1.7	99.6	11,366	45	36.30
Westwood Terrace	West Los Angeles	West Los Angeles	1988	136,707	0.8	98.3	3,549	22	26.41

									Annualized
					Percentage of				Base Rent
					Total				per Leased
			Year(s)	Approximate	Portfolio Net		Annualized		Net Rentable
Property			Built/	Net Rentable	Rentable	Percent	Base Rent	Number	Square
Name	Major Area	Submarket	Renovated	Square Feet	Square Feet	Leased	($000s)	of Leases	Feet(1)

Subtotal/Weighted Average — Los Angeles West				5,044,621	27.7%	94.8%	$132,903	962	$27.80
Los Angeles North
303 Glenoaks	Glendale/Tri-Cities	Burbank	1983/96	177,898	1.0%	99.4%	$4,028	28	$22.78
333 N. Glenoaks	Glendale/Tri-Cities	Burbank	1978	82,939	0.5	98.0	1,921	17	23.62
601 S. Glenoaks	Glendale/Tri-Cities	Burbank	1990	74,745	0.4	87.4	1,206	18	18.45
Burbank Executive Plaza	Glendale/Tri-Cities	Burbank	1983	63,320	0.3	99.0	1,437	19	22.92
425 West Broadway	Glendale/Tri-Cities	Glendale	1984	72,317	0.4	94.9	1,456	14	21.21
535 N. Brand Blvd.	Glendale/Tri-Cities	Glendale	1973/92/99	109,104	0.6	96.6	2,233	44	21.19
5161 Lankershim	Glendale/Tri-Cities	North Hollywood	1985/97	180,940	1.0	99.4	3,964	9	22.05
70 South Lake	Glendale/Tri-Cities	Pasadena	1982/94	101,236	0.5	99.9	2,627	19	25.97
150 East Colorado Boulevard	Glendale/Tri-Cities	Pasadena	1979/97	61,657	0.3	100.0	1,447	20	23.47
299 N. Euclid	Glendale/Tri-Cities	Pasadena	1983	74,573	0.4	100.0	1,890	4	25.30
Calabasas Commerce Center	San Fernando Valley	Calabasas	1990	126,771	0.7	100.0	2,323	12	18.32
Calabasas Tech	San Fernando Valley	Calabasas	1990/2001	283,692	1.5	90.3	4,837	17	18.89
16000 Ventura	San Fernando Valley	Encino	1980/96	175,275	1.0	93.2	3,628	45	22.21
15250 Ventura	San Fernando Valley	Sherman Oaks	1970/90-91	112,142	0.6	93.1	2,438	41	23.35
Noble Professional Center	San Fernando Valley	Sherman Oaks	1985/93	52,599	0.3	92.8	1,129	18	23.11
Sunset Pointe Plaza	San Fernando Valley	Valencia	1988	59,186	0.3	99.7	1,500	27	25.42
Tourney Pointe	San Fernando Valley	Valencia	1985/98-2000	219,673	1.2	92.1	4,196	38	20.74
Homestore	San Fernando Valley	Westlake Village	2000	137,762	0.8	100.0	3,036	1	22.04
Westlake — 5601 Lindero	San Fernando Valley	Westlake Village	1989	106,144	0.6	95.3	1,894	5	18.73
Clarendon Crest	San Fernando Valley	Woodland Hills	1990	43,222	0.2	97.9	887	18	20.95
Warner Corporate Center	San Fernando Valley	Woodland Hills	1988	253,000	1.4	98.9	6,433	34	25.71
Woodland Hills	San Fernando Valley	Woodland Hills	1972/95	229,616	1.3	93.0	4,874	73	22.82
Los Angeles Corporate Center	San Gabriel Valley	Monterey Park	1984/86	389,615	2.1	90.6	7,552	45	21.40
Conejo Business Center	Ventura	Newbury Park/Thousand Oaks	1991	69,425	0.4	92.9	1,375	29	21.32
Hillside Corporate Center	Ventura	Newbury Park/Thousand Oaks	1998	61,000	0.3	97.3	1,564	10	26.36
Marin Corporate Center	Ventura	Newbury Park/Thousand Oaks	1986	51,776	0.3	64.9	778	27	23.14
Westlake Gardens	Ventura	Westlake Village	1998	50,267	0.3	94.0	1,288	19	27.27
Westlake Gardens II	Ventura	Westlake Village	1999	48,874	0.3	93.1	1,229	4	27.02

Subtotal/ Weighted Average — Los Angeles North				3,468,768	19.0%	94.7%	$73,170	655	$22.26
Los Angeles South South Bay Centre	South Bay	190th Corridor	1984	204,197	1.1%	100.0%	$4,150	36	$20.30
Pacific Gateway	South Bay	190th Corridor	1982/90	225,805	1.2	97.4	4,617	40	20.99
Gateway Towers	South Bay	190th Corridor	1984/86	433,545	2.4	95.3	9,448	74	22.88

									Annualized
					Percentage of				Base Rent
					Total				per Leased
			Year(s)	Approximate	Portfolio Net		Annualized		Net Rentable
Property			Built/	Net Rentable	Rentable	Percent	Base Rent	Number	Square
Name	Major Area	Submarket	Renovated	Square Feet	Square Feet	Leased	($000s)	of Leases	Feet(1)

100 West Broadway	South Bay	Downtown Long Beach	1987/96	191,371	1.1	68.8	2,537	39	19.26
Oceangate Tower	South Bay	Downtown Long Beach	1971/93-94	218,554	1.2	79.7	3,067	40	17.62
Continental Grand Plaza	South Bay	El Segundo	1986	237,494	1.3	93.6	5,310	37	23.90
Grand Avenue Plaza	South Bay	El Segundo	1980	82,872	0.5	88.2	1,334	16	18.26
5200 West Century	South Bay	LAX	1982/98-99	312,700	1.7	93.0	5,325	30	18.30
Skyview Center	South Bay	LAX	1981/87/95	398,261	2.2	81.6	5,175	53	15.92
Long Beach Airport Bldg D(2)	South Bay	Suburban Long Beach	1987/95	121,610	0.7	100.0	1,211	1	9.96
Long Beach Airport Bldg F & G(2)	South Bay	Suburban Long Beach	1987/95	150,403	0.8	100.0	1,354	1	9.00
5000 East Spring(2)	South Bay	Suburban Long Beach	1989/95	168,967	0.9	96.9	3,693	44	22.55
Mariner Court	South Bay	Torrance	1989	105,436	0.6	98.7	2,150	38	20.67

Subtotal/ Weighted Average — Los Angeles South				2,851,215	15.7%	91.0%	$49,371	449	$19.03
Orange County
1370 Valley Vista	LA Central	Diamond Bar	1988	81,962	0.4%	100.0%	$1,814	13	$21.39
Anaheim City Centre(2)	Orange County	Central County	1986/91	177,266	1.0	100.0	3,569	27	19.72
City Centre I	Orange County	Central County	1985/97	141,903	0.8	100.0	2,849	33	19.85
Orange Financial Center	Orange County	Central County	1985/95	307,920	1.7	94.4	6,522	38	22.43
Fountain Valley City Centre	Orange County	Greater Airport	1982	303,267	1.7	63.4	4,591	18	23.86
Fountain Valley Plaza	Orange County	Greater Airport	1982	107,313	0.6	37.9	843	4	20.73
Irvine Corporate Center	Orange County	Greater Airport	1980/88	126,781	0.7	100.0	1,446	5	11.34
Newport Irvine Center	Orange County	Greater Airport	1981/97	75,184	0.4	88.6	1,642	28	24.65
South Coast Executive Center	Orange County	Greater Airport	1979/97	61,292	0.3	94.3	1,068	25	18.48
Von Karman Corporate Center	Orange County	Greater Airport	1981/84	452,378	2.5	86.8	8,419	31	21.44
Centerpointe La Palma	Orange County	North County	1986/88/90	603,582	3.3	97.8	11,074	98	18.76
Savi Tech Center	Orange County	North County	1989	242,327	1.3	100.0	2,538	3	10.47
Yorba Linda Business Park	Orange County	North County	1988	165,710	0.9	98.3	1,483	60	9.10
Crown Cabot Financial Center	Orange County	South County	1989	174,222	1.0	97.4	4,829	41	28.46
5632 Bolsa	Orange County	West County	1987	21,568	0.1	100.0	184	1	8.52
5672 Bolsa	Orange County	West County	1987	12,110	0.1	100.0	103	1	8.52
5702 Bolsa	Orange County	West County	1987/97	27,731	0.1	100.0	227	2	8.17
5832 Bolsa	Orange County	West County	1985	49,355	0.3	100.0	829	1	16.80
Huntington Beach Plaza County	Orange County 1984/96	West 53,459	0.3	89.6	850	18	17.75

									Annualized
					Percentage of				Base Rent
					Total				per Leased
			Year(s)	Approximate	Portfolio Net		Annualized		Net Rentable
Property			Built/	Net Rentable	Rentable	Percent	Base Rent	Number	Square
Name	Major Area	Submarket	Renovated	Square Feet	Square Feet	Leased	($000s)	of Leases	Feet(1)

Huntington Commerce Center	Orange County	West County	1987	69,749	0.4	98.4	638	23	9.29

Subtotal/ Weighted Average — Orange County				3,255,079	17.9%	91.3%	$55,518	470	$18.69
San Diego County
Carlsbad Corporate Center	San Diego County	Carlsbad	1996	129,000	0.7%	100.0%	$445	1	$3.45
Carmel Valley Center	San Diego County	Del Mar Heights	1987/89	109,518	0.6	93.8	3,410	17	33.20
701 B Street(2)	San Diego County	Downtown	1982/96	548,310	3.0	87.3	11,023	70	23.04
5120 Shoreham	San Diego County	Governor Park	1984	37,813	0.2	100.0	842	7	22.24
Governor Executive Centre	San Diego County	Governor Park	1988	52,828	0.3	85.1	1,175	10	26.12
Governor Executive Centre II	San Diego County	Governor Park	1989	101,433	0.6	100.0	3,006	17	29.64
Governor Park Plaza	San Diego County	Governor Park	1986	104,441	0.6	94.0	2,485	19	25.31
10180 Scripps Ranch	San Diego County	Scripps Ranch	1978/96	43,560	0.2	0	0	0	0
Activity Business Center	San Diego County	Miramar	1987	167,170	0.9	72.3	1,652	41	13.66
Balboa Corporate Center	San Diego County	Kearney Mesa	1990	70,987	0.4	75.8	777	2	14.44
Panorama Corporate Center	San Diego County	Kearney Mesa	1991	130,396	0.7	99.6	2,392	3	18.42
Ruffin Corporate Center	San Diego County	Kearney Mesa	1990	45,059	0.2	100.0	378	1	8.40
Skypark Office Plaza	San Diego County	Kearney Mesa	1986	203,946	1.1	96.9	4,423	24	22.39
Crossroads	San Diego County	Mission Valley	1979	134,477	0.7	65.8	2,093	8	23.64
Poway Industrial	San Diego County	Rancho Bernardo/Poway	1991/96	112,000	0.6	100.0	672	1	6.00
Bernardo Regency	San Diego County	Rancho Bernardo/Poway	1986	48,052	0.3	93.3	1,145	16	25.54
Carmel View Office Plaza	San Diego County	Rancho Bernardo/Poway	1985	77,672	0.4	84.1	1,497	16	22.92
Cymer Technology Center	San Diego County	Rancho Bernardo/Poway	1986	155,612	0.9	100.0	1,923	2	12.36
Foremost Professional Plaza	San Diego County	Rancho Bernardo/Poway	1992	60,311	0.3	73.6	1,113	29	25.06
Via Frontera	San Diego County	Rancho Bernardo/Poway	1982/97	77,920	0.4	100.0	914	6	11.60
Westridge	San Diego County	Sorrento Mesa	1984/96	48,955	0.3	82.4	551	3	13.65
Torreyana Science Park	San Diego County	Torrey Pines	1980/97	81,204	0.5	100.0	2,008	1	24.72
Genesee Executive Plaza	San Diego County	University Towne Centre	1984	155,014	0.9	87.5	3,493	23	25.75

Subtotal/ Weighted Average — San Diego County				2,695,678	14.8%	88.5%	$47,417	317	$19.87

									Annualized
					Percentage of				Base Rent
					Total				per Leased
			Year(s)	Approximate	Portfolio Net		Annualized		Net Rentable
Property			Built/	Net Rentable	Rentable	Percent	Base Rent	Number	Square
Name	Submarket	Location	Renovated	Square Feet	Square Feet	Leased	($000s)	of Leases	Feet(1)

Ventura & Kern Counties
4900 California	Kern County	Bakersfield	1983	155,791	0.9%	95.6%	$2,385	23	$16.01
Parkway Center I	Kern County	Bakersfield	1992/95	61,289	0.3	90.8	1,038	11	18.64
Camarillo Business Park	Ventura	Camarillo	1984/97	154,298	0.8	97.5	3,134	29	20.83
1000 Town Center	Ventura	Oxnard	1989	108,508	0.6	99.8	2,379	10	21.96
Solar Drive Business Center	Ventura	Oxnard	1982	138,341	0.8	98.0	2,494	36	18.39
Center Promenade	Ventura	Ventura	1988	177,072	1.0	93.4	2,969	61	17.96

Subtotal/ Weighted Average — Ventura & Kern Counties				795,299	4.4%	96.1%	$14,399	170	$18.84
Renovation Building
Savi Tech Center(3)	Orange County	North County	1989	99,119	0.5%	100.0%	$2,262	1	$17.40
Portfolio Total/ Weighted Average				18,209,779	100.0%	92.7%	$375,040	3,024	$22.18

(1)	Calculated as monthly contractual base rent under existing leases as of December 31, 2004, multiplied by 12 and divided by leased net rentable square feet, for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	We lease the land underlying these properties or their parking structures pursuant to long term ground leases.

(3)	Comprised of one building in a business park containing a total of four buildings. After completion of the renovation, the total square footage of this building will expand to 130,000 square feet. The annualized base rent and the annualized base rent per leased net rentable square feet amounts are calculated based on the expanded square footage of 130,000 square feet.

Tenant Information

      As of December 31, 2004, we had approximately 3,000 tenants with no one tenant representing more than 2.2% of the aggregate annualized base rent of our properties and only 2 tenants individually representing more than 1.0% of our aggregate annualized base rent. Our properties are leased to local, national and international companies engaged in a variety of businesses including financial services, entertainment, health care services, accounting, law, education, publishing and local, state and federal government entities.

      Our leases are typically structured for terms of three to ten years. Leases typically contain provisions permitting tenants to renew expiring leases at prevailing market rates. Approximately 81% of our total rentable square footage is under full service gross leases under which tenants typically pay for all real estate taxes and operating expenses above those for an established base year or expense stop. Our remaining square footage is under triple net and modified gross leases. Triple net and modified gross leases are those where tenants pay not only base rent, but also some or all of real estate taxes and operating expenses of the leased property. Tenants generally reimburse us the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning during non-business hours, and for on-site monthly employee and visitor parking. We are generally responsible for structural repairs to our buildings.

      The following table presents information as of December 31, 2004 derived from our ten largest tenants based on the percentage of aggregate portfolio annualized base rent:

		Weighted	Percentage of	Percentage of
		Average	Aggregate	Aggregate
		Remaining	Portfolio	Portfolio		Annualized
	Number of	Lease Term	Leased	Annualized	Net Rentable	Base Rent
Tenant	Locations	in Months	Square Feet	Base Rent(1)	Square Feet	(in thousands)

Vivendi Universal	2	64	1.38%	2.14%	231,681	$7,980
State of California	18	51	1.63	1.61	274,065	5,992
University of Phoenix	6	52	0.99	1.00	166,195	3,733
Ceridian Corporation	2	64	0.91	0.99	152,612	3,706
Atlantic Richfield	1	21	0.86	0.93	143,885	3,465
Pepperdine University	1	167	0.68	0.87	113,488	3,251
Homestore.com, Inc.	1	37	0.82	0.82	137,762	3,036
Walt Disney Pictures and Television	1	43	0.76	0.78	128,258	2,894
Haight, Brown & Bonesteel, LLP	2	77	0.38	0.73	63,262	2,736
Westfield Corporation	1	100	0.58	0.73	96,876	2,725

Total/ Weighted Average(2)	35	63	8.99%	10.60%	1,508,084	$39,518

(1)	Annualized base rent is calculated as monthly contractual base rent under existing leases as of December 31, 2004, multiplied by 12; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	The weighted average calculation is based on net rentable square footage leased by each tenant.

     The following table presents the diversification of the tenants occupying space in our portfolio by industry as of December 31, 2004:

			Percentage of
			Total
	NAICS	Occupied	Occupied
North American Industrial Classification System Description (NAICS)	Code	Square Feet	Portfolio

Professional, Scientific, and Technical Services	541	4,278,468	25.91%
Finance and Insurance	521-525	2,838,317	17.19
Information	511-519	1,625,403	9.84
Manufacturing	311-339	1,282,143	7.77
Health Care and Social Assistance	621-624	1,107,178	6.71
Educational Services	611	750,882	4.55
Administrative and Support and Waste Management and Remediation Services	561-562	742,831	4.50
Real Estate, Rental and Leasing	531-533	709,020	4.29
Public Administration	921-928	638,857	3.87
Wholesale Trade	423-425	564,150	3.42
Construction	236-238	334,098	2.02
Transportation and Warehousing	481-493	319,070	1.93
Other Services (except Public Administration)	811-814	295,987	1.79
Arts, Entertainment, and Recreation	711-713	287,027	1.74
Accommodation and Food Services	721-722	180,608	1.09
Retail Trade	441-454	112,738	0.68
Mining	211-213	41,291	0.25
Management of Companies and Enterprises	551	34,410	0.21
Utilities	221	8,975	0.05
Agriculture, Forestry, Fishing and Hunting	111-115	6,261	0.04
Other — Uncategorized	—	352,346	2.15

Total Square Feet Occupied		16,510,060	100.00%

Lease Distribution

      The following table presents information relating to the distribution of the leases for our 120 properties, based on leased net rentable square feet, as of December 31, 2004:

				Percent of	Annualized		Percent of
			Total	Aggregate	Base Rent	Avg. Base	Aggregate
		Percent	Leased	Portfolio	of	Rent per	Portfolio
	Number	of All	Square	Leased	Leases(1)	Leased	Annualized
Square Feet Under Lease	of Leases	Leases	Feet	Square Feet	(000’s)	Square Foot	Base Rent

2,500 and under	1,490	49.29%	2,114,663	12.60%	$50,567	$23.91	12.42%
2,501 - 5,000	704	23.29	2,447,176	14.58	60,844	24.86	14.95
5,001 - 7,500	299	9.89	1,813,171	10.80	46,939	25.89	11.53
7,501 - 10,000	164	5.43	1,432,241	8.54	36,027	25.15	8.85
10,001 - 20,000	241	7.97	3,405,929	20.30	85,663	25.15	21.04
20,001 - 40,000	78	2.58	2,118,322	12.62	51,036	24.09	12.54
40,001 and over	47	1.55	3,451,173	20.56	76,002	22.02	18.67

Total/ Weighted Average	3,023	100.00%	16,782,675	100.00%	$407,078	$24.26	100.00%

(1)	Base rent is determined as of the date of lease expiration, including all fixed contractual base rent increases; increases tied to indices such as the Consumer Price Index are not included.

Lease Expirations

      The following table presents a summary schedule of the total lease expirations for our 120 properties for leases in place at December 31, 2004. This table assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations:

					Average
					Annualized
				Annualized	Base Rent	Percentage
		Square	Percentage of	Base Rent of	per Square	of Aggregate
	Number of	Footage of	Aggregate	Expiring	Foot of	Portfolio
	Leases	Expiring	Leased	Leases(1)	Expiring	Annualized
Year of Lease Expiration	Expiring	Leases	Square Feet	($000s)	Leases	Base Rent

Month-to-Month	113	499,517	2.98%	$8,878	$17.77	2.18%
Q1 2005	136	465,009	2.77	9,421	20.26	2.31
Q2 2005	160	623,578	3.72	13,792	22.12	3.39
Q3 2005	167	624,148	3.72	14,522	23.27	3.57
Q4 2005	188	802,859	4.78	17,347	21.61	4.26

2005 Sub-Total(2)	651	2,515,594	14.99	55,082	21.90	13.53
2006	596	2,513,849	14.98	59,551	23.69	14.63
2007	529	2,416,185	14.40	56,854	23.53	13.97
2008	392	2,355,397	14.03	58,662	24.91	14.41
2009	344	2,139,029	12.74	51,137	23.91	12.56
2010	159	1,615,217	9.62	39,338	24.35	9.66
2011	53	704,942	4.20	22,102	31.35	5.43
2012	54	855,313	5.10	20,291	23.72	4.98
2013	34	411,142	2.45	12,195	29.66	3.00
2014+	98	756,490	4.51	22,988	30.39	5.65

Total/ Weighted Average	3,023	16,782,675	100.00%	$407,078	$24.26	100.00%

(1)	Base rent is determined as of the date of lease expiration, including all fixed contractual base rent increases; increases tied to indices such as the Consumer Price Index are not included.

(2)	Excludes month-to-month leases.

ITEM 3.	Legal Proceedings

      We are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results of operations during the year ended December 31, 2004.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “ARI.” On March 10, 2005, the last reported sales price per share of common stock on the NYSE was $35.41 and there were approximately 226 registered holders of record of our common stock. The table below sets forth the quarterly high and low closing sales price per share of our common stock as reported on the NYSE and the cash dividends per share we declared with respect to each period.

			Per Share
			Common Stock
			Dividends
	High	Low	Declared

2003
First Quarter	$23.69	$20.18	$0.505
Second Quarter	$26.23	$22.68	$0.505
Third Quarter	$27.92	$26.15	$0.505
Fourth Quarter	$30.34	$27.49	$0.505
2004
First Quarter	$32.75	$29.30	$0.505
Second Quarter	$32.86	$26.89	$0.505
Third Quarter	$33.15	$29.54	$0.505
Fourth Quarter	$37.72	$32.66	$0.505

      We pay quarterly cash dividends to common stockholders at the discretion of our Board of Directors. The amount of each quarterly cash dividend depends on our funds from operations, financial condition, capital requirements and annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors our Board of Directors deem relevant.

ITEM 6.	Selected Financial Data

      You should read the following consolidated financial and operating data for Arden Realty together with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Form 10-K.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands, except ratio and per share amounts)
Operating Data:
Property revenues	$409,193	$393,765	$374,135	$382,839	$351,924
Interest and other (loss) income	(508)	(401)	2,063	2,135	3,290
Property operating expenses	(133,635)	(125,979)	(117,019)	(110,421)	(100,574)
General and administrative expense	(19,503)	(16,931)	(12,581)	(11,496)	(9,103)
Depreciation and amortization	(121,687)	(111,952)	(100,317)	(92,613)	(78,672)
Interest expense	(88,856)	(93,093)	(87,827)	(85,949)	(78,495)

Income from continuing operations before gain on sale of operating properties, impairment on investment in securities, and minority interest	45,004	45,409	58,454	84,495	88,370
Gain on sale of operating properties(1)	—	—	1,967	4,591	2,132

Income from continuing operations before impairment on investment securities and minority interest	45,004	45,409	60,421	89,086	90,502
Impairment on investment in securities	(2,700)	—	—	—	—
Minority interest	(5,255)	(5,375)	(5,816)	(7,046)	(7,158)

Income from continuing operations	37,049	40,034	54,605	82,040	83,344
Discontinued operations, net of minority interest	6,253	12,538	15,570	15,719	13,366
Gain on sale of discontinued properties	30,473	5,937	—	—	—

Net income	$73,775	$58,509	$70,175	$97,759	$96,710

Basic net income per common share:
Income from continuing operations	$0.57	$0.63	$0.85	$1.28	$1.32
Income from discontinued operations	0.56	0.29	0.24	0.25	0.21

Net income per common share-basic	$1.13	$0.92	$1.09	$1.53	$1.53

Weighed average number of common shares-basic	65,372	63,553	64,151	63,754	63,408

Diluted net income per common share:
Income from continuing operations	$0.56	$0.63	$0.85	$1.28	$1.31
Income from discontinued operations	0.56	0.29	0.24	0.25	0.21

Net income per common share-diluted	$1.12	$0.92	$1.09	$1.53	$1.52

Weighed average number of common shares- diluted	$65,740	$63,815	$64,351	$64,014	$63,598

Cash dividends declared per common share	$2.02	$2.02	$2.02	$1.96	$1.86

Other Data:
Cash provided by operating activities	$184,907	$181,482	$199,922	$204,667	$192,152
Cash used in investing activities	$(11,241)	$(20,355)	$(213,002)	$(115,854)	$(216,024)
Cash (used in) provided by financing activities	$(165,333)	$(160,483)	$(19,898)	$(57,204)	$22,248
Funds from Operations(2)	$171,777	$174,458	$181,549	$198,240	$185,146

Selected financial data continues on next page.

	Year Ended December 31,

	2004	2003	2002	2001	2000

Balance Sheet Data:
Net investment in real estate	$2,551,981	$2,646,699	$2,741,624	$2,622,980	$2,603,566
Total assets	$2,659,997	$2,741,433	$2,832,409	$2,761,443	$2,705,597
Total indebtedness	$1,326,084	$1,349,781	$1,402,304	$1,251,483	$1,177,769
Other liabilities(3)	$83,713	$76,638	$76,350	$62,685	$56,885
Minority interests	$20,414	$72,194	$74,571	$78,661	$86,176
Total stockholders’ equity	$1,196,292	$1,210,285	$1,247,377	$1,337,206	$1,355,171

(1)	Beginning with the adoption of the Statement of Financial Accounting Standard No. 144 in 2002, the operating results and gains and losses of real estate properties classified as held for disposition are included in discontinued operations.

(2)	We believe that funds from operations, or FFO, is a useful supplemental measure of our operating performance. We compute FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002. The white paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles, or GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

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

(3)	Excludes dividends payable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following discussion should be read in conjunction with Item 6, “Selected Financial Data,” and our historical consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

      We are a self-administered and self-managed real estate investment trust that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are a full-service real estate organization managed by 6 senior executive officers who have experience in the real estate industry ranging from 14 to 35 years and who collectively have an average of 20 years of experience. We perform all property management, construction management, accounting, finance, acquisition and disposition activities and a majority of our leasing transactions with our staff of approximately 300 employees.

      As of December 31, 2004, we were Southern California’s largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio consisted of 120 primarily suburban office properties and 197 buildings containing approximately 18.2 million net rentable square feet. As of December 31, 2004, our operating portfolio was 91.2% occupied.

      Our primary business strategy is to actively manage our portfolio to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. When market conditions permit, we may also selectively develop or acquire new properties that add value and fit strategically into our portfolio. We may also sell existing properties and use the net proceeds to repay outstanding indebtedness or place into investments that we believe will generate higher long-term value.

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Certain accounting policies are considered to be critical accounting estimates, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in the accounting estimate are reasonably likely to occur from period to period. Management believes the following critical accounting policies reflect the Company’s more significant judgments and estimates used in the preparation of the consolidated financial statements. For a summary of all the Company’s significant accounting policies see note 2 to the Company’s consolidated financial statements included elsewhere in this report. We periodically evaluate our estimates and assumptions used in the preparation of our financial statements including our reported operating results. Because over 97% of our assets as of December 31, 2004 and 2003, respectively, consists of investments in real estate and amounts due from tenants, our primary evaluations consist of recoverability of amounts invested in real estate properties and collectability of amounts due from tenants.

Revenue Recognition

      We recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease. The amount by which straight-line rental income differs from cash rents billed under the lease is included in deferred rents.

Allowance for Rents and Other Receivables

      We periodically evaluate the collectability of amounts due from particular tenants based on a variety of factors including the tenant’s payment history, our observation of space utilization, periodic discussions with the tenants regarding the tenant’s short and long-term business plan for the space under contract, the overall financial health of the business and/or parent company, available financial and other information regarding the tenant or its parent company and the amount of lease security on hand. Based on these factors, unless collection is reasonably assured, we fully reserve amounts due that are in excess of the lease security we hold. All of our allowances are tenant specific.

      As of December 31, 2004 and 2003 we had a total of $5.7 million and $6.3 million in our allowance for doubtful accounts and other reserves, respectively, representing approximately 10% and 12% of the total rent and deferred rent balance outstanding at each respective balance sheet date. Including security deposits and existing letters of credit, as of December 31, 2004 and 2003, we had a total of $39.3 million and $33.5 million of total lease security available, respectively. For the years ended December 31, 2004, 2003 and 2002 our bad debt expense related to losses for uncollected rents, deferred rents, tenants reimbursements and other uncollectible charges were approximately 0.3%, 0.6% and 1.4% of total gross revenue, respectively, for each of those years. Our allowances have historically proved to be adequate; however, due to the uncertainty inherent in the tenant specific evaluation process, our allowance for doubtful accounts may not prove to be sufficient in all future periods.

Commercial Properties

Impairment of Assets

      The recoverability of amounts invested in real estate properties is highly dependent on the assumptions we use. For properties we intend to hold and operate, we recognize a write-down to estimated fair value whenever a property’s estimated undiscounted future cash flows are less than its depreciated cost. For properties we intend to sell, we recognize a write-down to estimated fair value whenever a property’s estimated sales price less costs to sell are less than its depreciated costs.

      We determine fair value of our properties using methods similar to those used by independent appraisers, including comparison of carrying costs on a per square foot basis to sales price on a per square foot basis on recently transacted properties that are similar in quality and location and also by comparing carrying costs to acquisition offers from prospective buyers. Based on our assessment, no write-downs to estimated fair value were necessary as of December 31, 2004 and 2003.

      Due to the availability of comparable sales information in most of our sub-markets, historically our fair value estimates have proven to be accurate. However, our estimates may vary from actual values, especially for real estate assets located in sub-markets where quoted per square foot market prices for comparable properties may not be readily available or real estate assets that become impaired due to non-recurring circumstances such as previously unknown environmental issues or casualty losses that result in damages in excess of our insurance coverage amount.

Property Acquisitions

      The amounts paid for properties acquired are allocated between the tangible and intangible assets. Tangible assets include land, building and tenant improvements. Intangible assets include the value of in place leases. To arrive at the value of in place leases, we compare estimates of current market rents to the in place rents. We also make assumptions regarding the amount of time that currently occupied space would remain vacant if we had to replace the existing tenants under current market conditions. We also reduce the value of each lease using a discount rate that we deem to be commensurate with each tenant’s credit profile. The assumptions we use are based on available market information, from independent sources and our own market knowledge and experience.

      The fair market value that we assign to acquired leases is amortized over the remaining lease terms. The tangible assets assigned to building improvements are depreciated over a much longer period of time, normally forty years. Consequently, the assumptions we use in this allocation have a significant impact on the operating results that we will report in future periods. We cannot guarantee that the initial assumptions that we use to any property’s purchase price will prove to be accurate. We also would not revise these estimates in future periods if our initial amounts were proven to be inaccurate.

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

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

(in thousands, except number of properties and percentages)

	Year Ended December 31,
				Percent
	2004	2003	Change	Change

Revenue from rental operations:
Scheduled cash rents	$351,465	$339,009	$12,456	4%
Straight-line rents	2,020	915	1,105	121
Tenant reimbursements	20,129	23,355	(3,226)	(14)
Parking, net of expense	23,816	21,635	2,181	10
Other rental operations	11,763	8,851	2,912	33

Total revenue from rental operations	409,193	393,765	15,428	4

Property expenses:
Repairs and maintenance	44,281	40,738	3,543	9
Utilities	32,835	32,497	338	1
Real estate taxes	30,569	28,156	2,413	9
Insurance	7,506	7,909	(403)	(5)
Ground rent	746	961	(215)	(22)
Administrative	17,698	15,718	1,980	13

Total property expenses	133,635	125,979	7,656	6

Property operating results(1)	275,558	267,786	7,772	3
General and administrative	19,503	16,931	2,572	15
Interest	88,856	93,093	(4,237)	(5)
Depreciation and amortization	121,687	111,952	9,735	9
Interest and other loss	508	401	107	27

Income from continuing operations before gain on sale of properties and minority interest	$45,004	$45,409	$(405)	(1)%

Discontinued operations, net of minority interest	$6,253	$12,538	$(6,285)	(50)%

Number of properties:
Acquired during period	2	1
Completed and placed in service during period	1	—
Disposed of during period	(12)	(8)
Owned at end of period	120	129
Net rentable square feet:
Acquired during period	391	101
Completed and placed in service during period	283	—
Expansion space placed in service	168	—
Disposed of during period	(1,268)	(598)
Owned at end of period	18,210	18,636
Same Property Portfolio(2):
Revenue from rental operations	$397,842	$394,449	$3,393	1%
Property expenses	129,822	125,953	3,869	3

	$268,020	$268,496	$(476)	—%

Straight-line rents	$315	$592

Number of properties	116
Number of buildings	192
Average occupancy	90.0%	89.3%
Net rentable square feet	17,334

(1)	The components outlined above comprise our Property Operating Results. Property Operating Results is a non-GAAP measure of performance. Property Operating Results is used by investors and our management to evaluate and compare the performance of our office properties and to determine trends in earnings. Property Operating Results is also employed by investors as one of the components used to estimate the value of our properties. Property Operating Results is used for the purposes noted above because it is not affected by (1) the cost of funds of the property owner, (2) the impact of depreciation and amortization expense as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with Generally Accepted Accounting Principles, or GAAP or (3) general and administrative expenses and other specific costs such as permanent impairments to carrying costs. The cost of funds is eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased in value as a result of changes in overall economic conditions as well as the actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases and subsequent sales. General and administrative expenses and other owner specific costs such as impairment losses are eliminated because these costs are also in large part specific to the ownership structure and timing of purchases of the owner. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our office properties as well as trends in occupancy rates, rental rates and operating costs.

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

The following is a reconciliation of Property Operating Results to net income computed in accordance with GAAP (in thousands):

	Year Ended December 31,

	2004	2003	2002

Net Income	$73,775	$58,509	$70,175
Add:
General and administrative expense	19,503	16,931	12,581
Interest expense	88,856	93,093	87,827
Depreciation and amortization	121,687	111,952	100,317
Minority interest	5,255	5,375	5,816
Interest and other loss	508	401	—
Impairment on investment in securities	2,700	—	—
Less:
Interest and other income	—	—	(2,063)
Gain on sale of discontinued properties	(30,473)	(5,937)	—
Discontinued operations, net of minority interest	(6,253)	(12,538)	(15,570)
Gain on sale of operating properties	—	—	(1,967)

Property Operating Results	$275,558	$267,786	$257,116

(2)	Consists of non-development/renovation properties classified as part of continuing and discontinued operations that were owned for the entirety of the periods presented.

Variances for Results of Operations

      Our Property Operating Results for the year ended December 31, 2004 compared to 2003 were primarily affected by our acquisitions and development activities since January 1, 2003.

      As a result of these changes within our portfolio of properties since January 1, 2003, we do not believe the Property Operating Results presented above are comparable from period to period. Therefore, in the table above, we have also presented the Property Operating Results for our same property portfolio.

Revenue from Rental Operations

      Revenue from rental operations increased approximately $15.4 million, or 4%, for the year ended December 31, 2004 compared to 2003. This increase was primarily due to our December 2003 acquisition of a 101,000 square foot office property in San Diego County in December of 2003, revenues from our 6100 Center Drive development property which was placed in service during the second quarter of 2004, two office properties acquired in Los Angeles County in October of 2004 totaling approximately 391,000 square feet, an 0.8% point overall occupancy gain in 2004.

      Revenue from rental operations for the same store portfolio increased by approximately $3.4 million, or 1%, in 2004 as compared to 2003. The increase was due to an approximate $2.9 million increase in scheduled cash rents, a $2.9 million increase in other rental operations and a $1.6 million increase in parking income, all of which were partially offset by an approximate $3.7 million decrease in tenant reimbursements. The increase in scheduled cash rents was primarily attributable to scheduled rent increases in existing leases and by the 0.7% increase in average occupancy for these properties. Other rental operations increased primarily due to higher lease termination fees in 2004 and lower bad debt expense as a result of a reduced level of defaults in 2004. Parking income increased in 2004 primarily due to an increase in occupancy in 2004 and higher special event parking. Tenant reimbursements decreased primarily due to the resetting of base years for new leases in 2004.

Property Expenses

      Property expenses increased approximately $7.7 million, or 6%, for the year ended December 31, 2004 compared to 2003. This increase was partially due to our acquisition and development activities, gains in occupancy and increases in operating expenses for the same property portfolio described below.

      Property expenses for the same store portfolio increased by approximately $3.9 million, or 3%, in 2004 as compared to 2003. The increase was primarily due to an approximate $2.9 million increase in repairs and maintenance, a $1.6 million increase in real estate taxes and a $1.3 million increase in property administrative expenses, all of which were partially offset by a $1.2 million decrease in utilities expense and a $0.5 million decrease in insurance expense. The increase in repairs and maintenance expense was primarily due to higher costs for contracted services and the timing of certain projects. The increase in real estate taxes was primarily due to the timing of reassessments and property tax refunds received in 2003 as well as new property tax measures implemented in Los Angeles County. The increase in property administrative expense was primarily due to higher employee compensation costs and higher property legal expenses. The decrease in utilities expense was primarily due to lower than anticipated usage in 2004 as a result of a mild summer, partially offset by an increase in occupancy. The decrease in insurance expense was primarily due to lower premiums on a new insurance policy which began in March 2004.

General and Administrative

      General and administrative expenses increased approximately $2.6 million in 2004 as compared to 2003. This increase was primarily related to higher personnel costs associated with annual merit increases, non-cash compensation expense associated with restricted stock grants issued in 2004 and 2003 and Section 404 implementation costs in 2004.

Interest Expense

      Interest expense decreased approximately $4.2 million, or 5%, in 2004 as compared to 2003. This decrease was primarily due to a lower cost of debt in 2004 due to the refinancing of a $175 million, 7.52% secured loan with proceeds from property dispositions and from the issuance of $200 million, 5.20% (5.45% effective rate) unsecured senior notes in August 2004, partially offset by lower capitalized interest in 2004. Capitalized interest was lower in 2004 as we stopped capitalizing interest on our 6100 Center Drive development property in May 2003.

Depreciation and Amortization

      Depreciation and amortization expense increased by approximately $9.7 million, or 9%, in 2004 as compared to 2003. The increase was primarily due to depreciation related to a property acquired in December 2003, two properties acquired in October 2004, a development property place in service in the second quarter of 2004 and depreciation related to capital expenditures, tenant improvements and leasing commissions placed in service in 2003 and 2004.

Discontinued Operations

      Financial Accounting Standards No. 144, (SFAS 144), requires, among other things, that the operating results of real estate properties classified as held for disposition subsequent to January 1, 2002 be included in discontinued operations in the statements of income for all periods presented.

      The results of operations for the properties disposed of or held for disposition during the years ended December 31, 2004 and 2003 are as follows (in thousands, except number of properties):

	Year Ended
	December 31,
				Percent
	2004	2003	Change	Change

Discontinued Operations:
Revenues	$20,533	$33,794	$(13,261)	(39)%
Property operating expenses	7,781	11,711	(3,930)	(34)

	12,752	22,083	(9,331)	(42)
Depreciation and amortization	4,895	8,372	(3,477)	(42)
Interest expense	659	674	(15)	(2)
Interest and other income	(2)	—	(2)	100
Minority interest	947	499	448	90

Discontinued operations, net of minority interest	$6,253	$12,538	$(6,285)	(50)%

Gain on sale of discontinued properties	$30,473	$5,937	$24,536	413%

Properties sold	12	8
Properties held for disposition at end of period	1	2

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

(in thousands, except number of properties and percentages)

	Year Ended December 31,
				Percent
	2003	2002	Change	Change

Revenue from rental operations:
Scheduled cash rents	$339,009	$320,505	$18,504	6%
Straight-line rents	915	4,629	(3,714)	(80)
Tenant reimbursements	23,355	21,161	2,194	10
Parking, net of expense	21,635	20,350	1,285	6
Other rental operations	8,851	7,490	1,361	18

Total revenue from rental operations	393,765	374,135	19,630	5

Property expenses:
Repairs and maintenance	40,738	35,294	5,444	15
Utilities	32,497	32,338	159	0
Real estate taxes	28,156	27,290	866	3
Insurance	7,909	7,291	618	8
Ground rent	961	895	66	7
Administrative	15,718	13,911	1,807	13

Total property expenses	125,979	117,019	8,960	8

Property operating results(1)	267,786	257,116	10,670	4
General and administrative	16,931	12,581	4,350	35
Interest	93,093	87,827	5,266	6
Depreciation and amortization	111,952	100,317	11,635	12
Interest and other loss (income)	401	(2,063)	(2,464)	(119)

Income from continuing operations before gain on sale of properties and minority interest	$45,409	$58,454	$(13,045)	(22)%

Discontinued operations, net of minority interest	$12,538	$15,570	$(3,032)	(19)%

Number of properties:
Acquired during period	1	5
Completed and placed in service during period	—	1
Disposed of during period	(8)	(3)
Owned at end of period	129 (2)	136
Net rentable square feet:
Acquired during period	101	803
Completed and placed in service during period	—	287
Disposed of during period	(597)	(205)
Owned at end of period	18,636 (2)	19,132
Same Store Portfolio(3):
Revenue from rental operations	$391,960	$386,826	$5,134	1%
Property expenses	126,041	121,112	4,929	4

	$265,919	$265,714	$205	—%

Straight-line rents	$721	$4,312

Number of properties	122	122
Average occupancy	90.2%	91.3%
Net rentable square feet	17,444	17,444

(1)	The components outlined above comprise our Property Operating Results. Property Operating Results is a non-GAAP measure of performance. Property Operating Results is used by investors and our management to evaluate and compare the performance of our office properties and to determine trends in earnings. Property Operating Results is also employed by investors as one of the components used to estimate the value of our properties. Property Operating Results is used for the purposes noted above because it is not affected by (1) the cost of funds of the property owner, (2) the impact of depreciation and amortization expense as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with Generally Accepted Accounting Principles, or GAAP or (3) general and administrative expenses and other specific costs such as permanent impairments to carrying costs. The cost of funds is eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased in value as a result of changes in overall economic conditions as well as the actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases and subsequent sales. General and administrative expenses and other owner specific costs such as impairment losses are eliminated because these costs are also in large part specific to the ownership structure and timing of purchases of the owner. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our office properties as well as trends in occupancy rates, rental rates and operating costs.

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

The following is a reconciliation of Property Operating Results to net income computed in accordance with GAAP (in thousands):

	2003	2002	2001

Net Income	$58,509	$70,175	$97,759
Add:
General and administrative expense	16,931	12,581	11,496
Interest expense	93,093	87,827	85,949
Depreciation and amortization	111,952	100,317	92,613
Interest and other loss	401	—	—
Minority interest	5,375	5,816	7,046
Less:
Interest and other income	—	(2,063)	(2,135)
Discontinued operations, net of minority interest	(12,538)	(15,570)	(15,719)
Gain on sale of discontinued properties	(5,937)	—	—
Gain on sale of operating properties	—	(1,967)	(4,591)

Property Operating Results	$267,786	$257,116	$272,418

(2)	Excludes one development property containing approximately 283,000 net rentable square feet under lease-up.

(3)	Consists of non-development/renovation properties classified as part of continuing and discontinued operations that were owned for the entirety of the periods presented.

Variances for Results of Operations

      Our Property Operating Results for the year ended December 31, 2003 compared to 2002 were primarily affected by our acquisitions and development activities since January 1, 2002.

      As a result of these changes within our portfolio of properties since January 1, 2002, we do not believe the Property Operating Results presented above are comparable from period to period. Therefore, in the table above, we have also presented the Property Operating Results for our same property portfolio.

Revenue from Rental Operations

      Revenue from rental operations increased approximately $19.6 million, or 5%, for the year ended December 31, 2003 compared to 2002. This increase was primarily due to our August 2002 acquisitions of a 430,00 square foot office property in Los Angeles County and four office properties in San Diego County totaling approximately 370,000 square feet and a December 2003 acquisition of a 101,000 square foot office property in San Diego County and the placement in service of our 6080 Center Drive development property in December of 2002.

      Revenue from rental operations for the same store portfolio increased by approximately $5.1 million, or 1%, in 2003 as compared to 2002. The increase was due to an approximate $6.0 million increase in scheduled cash rents, a $2.3 million increase in tenant reimbursements and a $0.9 million increased in parking income, all of which were partially offset by an approximate $3.6 million decrease in straight-line rents and a $0.5 million decrease in other rental operations. The increase in scheduled cash rents was primarily attributable to scheduled rent increases in existing leases that were partially offset by the 1.1% decrease in average occupancy for these properties. Tenant reimbursement increased primarily due to recovery billings for higher operating expenses in 2003 as discussed below. Parking income increased primarily due to an increase in demand for monthly parking in 2003 in some of our buildings. Straight-line rents decreased primarily due to the decline in occupancy and the scheduled reversal of straight-line rents for certain older leases. Other rental operations decreased primarily due to decreases in lease termination settlements in 2003.

Property Expenses

      Property expenses increased approximately $9.0 million, or 8%, for the year ended December 31, 2003 compared to 2002. This increase was partially due our acquisition and development activities described above.

      Property expenses for the same store portfolio increased by approximately $4.9 million, or 4%, in 2003 as compared to 2002. The increase was primarily due to an approximate $3.6 million increase in repairs and maintenance, a $1.6 million increase in property administrative expenses and a $0.4 million increase in insurance expense, partially offset by a $0.8 million decrease in real estate taxes. The increase in repairs and maintenance expense was primarily due to higher contractual costs for janitorial and other contract services as well as the timing of certain projects. The increase in property administrative expense was primarily due to higher employee compensation costs, higher property legal expenses and costs associated with training programs implemented in 2003. The increase in insurance expense was due to increases in industry-wide rates and premiums related to a $100 million terrorism insurance policy entered into in the second quarter of 2002. Real estate taxes decreased due to the timing of final reassessments of some properties in 2002.

General and Administrative

      General and administrative expenses increased approximately $4.4 million or, 35% in 2003 as compared to 2002. This increase was primarily due to employee compensation costs, including employee separation costs in the current year and non-cash compensation costs associated with annual restricted stock grants issued in 2003 as well as higher corporate governance costs in 2003.

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

Depreciation and Amortization

      Depreciation and amortization expense increased by approximately $11.6 million, or 12%, in 2003 as compared to 2002. The increase was primarily due to depreciation related to five properties acquired in August 2002, the placement in service of our 6080 Center Drive development property in the fourth quarter of 2002 and depreciation related to capital expenditures, tenant improvements and leasing commissions placed in service in 2002 and 2003.

Interest and Other Loss (Income)

      Interest and other loss (income) decreased by approximately $2.5 million, or 119%, in 2003 as compared to 2002, primarily due to the repayment by the borrower of a $13.7 million mortgage note receivable in the fourth quarter of 2002 and the reclassification of the operating results for Next>edge, our taxable REIT subsidiary that provides energy consulting services, into interest and other income for the years ended December 31, 2003 and 2002.

Discontinued Operations

      SFAS 144, effective January 1, 2002, requires, among other things, that the operating results of real estate properties classified as held for disposition subsequent to January 1, 2002 be included in discontinued operations in the statements of income for all periods presented.

      The results of operations for the properties disposed of or held for disposition during the years ended December 31, 2003 and 2002 are as follows (in thousands, except number of properties):

	Year Ended
	December 31,
				Percent
	2003	2002	Change	Change

Discontinued Operations:
Revenues	$33,794	$41,978	$(8,184)	(19)%
Property operating expenses	11,711	14,199	(2,488)	(18)

	22,083	27,779	(5,696)	(21)
Depreciation and amortization	8,372	11,100	(2,728)	(25)
Interest expense	674	689	(15)	(2)
Minority interest	499	420	79	19

Discontinued operations, net of minority interest	$12,538	$15,570	$(3,032)	(19)%

Gain on sale of discontinued properties	$5,937	$—	$5,937	100%

Properties sold	8	3
Properties held for disposition at end of period	2	1

Liquidity and Capital Resources

Cash Flows

      Cash provided by operating activities increased by approximately $3.4 million to $184.9 million in 2004 as compared to $181.5 million in 2003. This increase was primarily due to lower financing costs in 2004 as a result of a $175 million 7.52% loan and a $50 million, 8.675% preferred equity issuance that were refinanced at lower carrying costs. In addition, our cash flow from operations was affected by the timing of our acquisitions and dispositions in 2004. Although during 2004 we had net property sales, $126 million of our $204.8 million in dispositions occurred in December of 2004.

      Cash used in investing activities decreased by approximately $9.2 million to $11.2 million in 2004 as compared to $20.4 million in 2003. The decrease was primarily due to higher net selling activities in 2004. In 2004, our cash flow used in investing activities was also affected by a higher level of tenant improvement and leasing commission expenditures as a result of approximately 485,000 square feet of additional leasing completed in 2004 over 2003.

      Cash used in financing activities increased by approximately $4.8 million to $165.3 million in 2004 as compared to $160.5 million in 2003. This increase was primarily due to higher net debt repayments in 2004 with proceeds generated from our capital recycling program.

Cash Balances and Available Borrowings

      As of December 31, 2004, we had approximately $27.8 million in cash and cash equivalents, including $14.8 million in restricted cash. Restricted cash consisted of $9.7 million in interest bearing cash deposits required by four of our mortgage loans and $5.1 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans.

      Through our Operating Partnership, we have access to a total of $330 million under two unsecured lines of credit. As of December 31, 2004, $121.5 million was outstanding and $208.5 million was available under these unsecured lines of credit.

Capital Recycling Program

      Under our capital recycling program, we evaluate our existing portfolio of properties and current market opportunities to determine if the sale or purchase of properties would improve the overall quality or return on invested capital of our existing portfolio. Proceeds from sales of properties may be used to pay down our borrowings until we identify attractive properties to purchase, renovate or develop. During 2004, we sold twelve properties totaling approximately 1.3 million square feet for approximately $204.8 million in gross sales proceeds. In October 2004, we acquired two office properties consisting of approximately 391,000 square feet for approximately $96.8 million. For additional information regarding the properties acquired and sold, see the accompanying notes to our financial statements elsewhere in this report.

Debt Summary

      Following is a summary of scheduled principal payments for our total outstanding indebtedness as of December 31, 2004 (in thousands):

Year	Amount

2005	$216,871
2006	251,101
2007	158,035
2008	230,726
2009	112,291
2010	150,307
2011	200,538
2012	768
2013	845
2014	914
Thereafter	3,688

Total	$1,326,084

      Following is other information related to our indebtedness as of December 31, 2004 (in thousands, except percentage and interest rate data):

          Unsecured and Secured Debt:

			Weighted Average	Weighted Average
	Balance	Percent	Interest Rate(1)	Maturity (in years)

	(000’s)
Unsecured Debt	$943,445	71%	6.79%	3.2
Secured Debt	382,639	29	7.16	3.8

Total Debt	$1,326,084	100%	6.90	3.4

          Floating and Fixed Rate Debt:

			Weighted Average	Weighted Average
	Balance	Percent	Interest Rate(1)	Maturity (in years)

	(000’s)
Floating Rate Debt(2)	$171,500	13%	5.88%	2.1
Fixed Debt(3)	1,154,584	87	7.05	3.5

Total Debt	$1,326,084	100%	6.90%	3.4

(1)	Includes amortization of prepaid financing costs.

(2)	Includes $100 million of fixed rate debt that has been converted to floating rate through interest rate hedge agreements.

(3)	Includes $175 million of floating rate debt that has been fixed through interest rate hedge agreements.

          Interest Incurred:

	Year Ended December 31,

	2004	2003	2002

Total interest incurred(1)	$90,451	$96,263	$94,162
Amount capitalized	(936)	(2,496)	(5,646)

Amount expensed(1)	$89,515	$93,767	$88,516

(1)	Includes interest expense for a property currently classified as “held for disposition”.

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

      We calculate Consolidated Income Available for Debt Service as follows:

	Year Ended December 31,

	2004	2003	2002	2001	2000

Net cash provided by operating activities	$184,907	$181,482	$199,922	$204,667	$192,152
Add:
Interest expense	88,856	93,093	87,827	85,949	78,495
Interest expense from discontinued operations	659	674	689	(1,754)	(89)
Gain on repayment on mortgage note receivable	—	—	750	—	—
Less:
Amortization of loan costs and fees	(3,801)	(3,972)	(3,807)	(3,568)	(3,568)
Straight-line rent	(1,841)	(1,732)	(5,465)	(9,208)	(8,077)
Changes in operating assets and liabilities:
Rent and other receivables	2,265	771	(6,768)	(3,775)	1,080
Deferred rent	1,015	557	4,657	7,401	7,656
Prepaid financing costs, expenses and other assets	4,783	1,494	2,997	4,366	7,480
Accounts payable and accrued expenses	(3,338)	2,365	(9,729)	(4,388)	(11,359)
Security deposits	(3,285)	(1,676)	(962)	(213)	(3,397)

Consolidated Income Available for Debt Service	$270,220	$273,056	$270,111	$279,477	$260,373

	Year Ended December 31,

	2004	2003	2002	2001	2000

Net Income	$73,775	$58,509	$70,175	$97,759	$96,710
Add:
Interest expense	88,856	93,093	87,827	85,949	78,495
Interest expense from discontinued operations	659	674	689	(1,754)	(89)
Depreciation and amortization	121,687	111,952	100,317	92,613	78,672
Minority interest	5,255	5,375	5,816	7,046	7,158
Minority interest from discontinued operations	947	499	420	519	455
Amortization of deferred compensation	3,760	2,251	1,199	1,938	586
Depreciation from discontinued operations	4,895	8,372	11,100	9,206	8,595
Impairment on investment in securities	2,700	—	—	—	—
Less:
Gain on sale of discontinued properties	(30,473)	(5,937)	—	—	—
Gain on sale of operating properties	—	—	(1,967)	(4,591)	(2,132)
Straight-line rent	(1,841)	(1,732)	(5,465)	(9,208)	(8,077)

Consolidated Income Available for Debt Service	$270,220	$273,056	$270,111	$279,477	$260,373

      Consolidated Income Available for Debt Service is also presented because it is used in ratios contained in the principal financial covenants of the Indenture governing our publicly traded senior unsecured notes and our Credit Agreement with a syndicate of banks led by Wells Fargo. As of December 31, 2004, our senior unsecured notes represented approximately 53% of our total outstanding debt and amounts outstanding under our Wells Fargo unsecured line of credit represented approximately 9% of our total outstanding debt. The Consolidated Income Available for Debt Service ratios and the other ratios reported below are part of financial covenants we are required to satisfy each fiscal quarter. We believe information about these ratios is useful to

(1) confirm that we are in compliance with the financial covenants of our principal loan agreements, (2) evaluate our ability to service our debt, (3) evaluate our ability to fund future capital expenditures, and (4) compare our ratios to other real estate companies, including other REITs, that present the same ratios.

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

      The following table summarizes the principal ratios contained in the financial covenants of our senior unsecured notes and Wells Fargo unsecured line of credit as of December 31, 2004 (in thousands, except percentage and covenant ratio data):

Net investment in real estate	$2,551,981
Cash and cash equivalents	13,040
Restricted cash	14,788
Accumulated depreciation and amortization	488,808

Total Assets	$3,068,617

Total unencumbered assets	$2,097,592

Mortgage loans payable(1)	$382,639
Unsecured lines of credit	121,500
Unsecured term loan	125,000
Unsecured senior notes, net of discount	696,945

Total Outstanding Debt	$1,326,084

Consolidated Income Available for Debt Service(2)	$270,220

Interest incurred(2)	$90,451
Loan fee amortization(2)	(3,332)

Debt Service(2)	$87,119

Senior Unsecured Notes Covenant Ratios	Test	Actual

Ratio of Consolidated Income Available for Debt Service to Debt Service	Greater than 1.5	3.1
Total Outstanding Debt/ Total Assets	Less than 60%	43%
Secured Debt/ Total Assets	Less than 40%	12%
Unencumbered Assets/ Unsecured Debt	Greater than 150%	222%

Wells Fargo Unsecured Line of Credit Covenant Ratios	Test	Actual

Ratio of Consolidated Income Available for Debt Service to interest expense(3)	Greater than 2.0	3.0
Ratio of Consolidated Income Available for Debt Service to fixed charges(4)	Greater than 1.75	2.2

(1)	Represents 9 secured loans that are secured by 53 properties in our portfolio.

(2)	Represents amounts for the most recent four consecutive quarters. Loan fee amortization excludes discount amortization on senior unsecured notes.

(3)	Interest expense consists of interest expense plus capitalized interest and less amortization of loan fees and discounts.

(4)	Fixed charges consist of interest costs, whether expensed or capitalized, principal payments on all debt, an amount equal to $0.3125 per quarter multiplied by the weighted average gross leasable square feet of the portfolio at the end of the period and preferred unit distributions.

Future Capital Resources

      Depending on market conditions, we may sell assets over the next twelve to twenty-four months and it is difficult to predict the actual period and amount of these potential asset sales. At the time of any such sales, depending on market conditions, sales proceeds may be placed into investments that we believe will generate higher long-term value, which may include development or redevelopment of office buildings, acquisitions of existing buildings or repurchases of our common stock. In addition, we expect to use a portion of any proceeds to pay down portions of our debt in order to maintain our conservative leverage and coverage ratios.

      We expect to continue meeting our short-term liquidity and capital requirements generally through net cash provided by operating activities, proceeds from our lines of credit or from asset sales. We believe that the net cash provided by operating activities, sales proceeds and short-term borrowings, if necessary, will continue to be sufficient to pay any distributions necessary to enable us to continue qualifying as a REIT. We also believe the foregoing sources of liquidity will be sufficient to fund our short-term liquidity needs over the next twelve months, including recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

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

      Non-recurring capital expenditures represent improvement costs incurred to improve a property to our operating standards or reach stabilization. These costs are normally taken into consideration during the underwriting process for a given property’s acquisition. Non-recurring capital expenditures include improvements such as new building expansion and renovation costs.

      We capitalize both recurring capital expenditures and non-recurring capital expenditures due to the probable benefit derived in future years from both non-recurring as well as recurring capital expenditures.

     Contractual Obligations

      As of December 31, 2004, we were subject to significant contractual payment obligations as described in the table below.

	Payments Due by Period

	Total	2005	2006	2007	2008	2009	Thereafter

	(in thousands)
Contractual Obligations:
Long-term debt
Mortgage debt	$382,639	$7,436	$15,140	$8,710	$231,109	$112,674	$7,570
Unsecured senior notes(1)	700,000	200,000	—	150,000	—	—	350,000
Unsecured term loan	125,000	—	125,000	—	—	—	—
Unsecured line of credit	121,500	10,000	111,500	—	—	—	—
Ground leases	118,306	1,815	1,840	1,865	1,865	1,865	109,056
Operating leases	18,340	2,020	2,020	2,020	2,020	2,020	8,240
Capital commitments	26,498	26,498	—	—	—	—	—

Total Contractual Obligations	$1,492,283	$247,769	$255,500	$162,595	$234,994	$116,559	$474,866

(1)	Excludes amortization of discount on unsecured senior notes.

Funds From Operations

      The following table reflects the calculation of our funds from operations for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 (in thousands, except percentages):

	Year Ended December 31,

	2004		2003	2002	2001	2000

	(in thousands, except ratio and per share amounts)
Funds from Operations(1)
Net income	$73,775		$58,509	$70,175	$97,759	$96,710
Depreciation and minority interest from discontinued operations	5,842		8,871	11,520	9,725	9,050
Gain on sale of discontinued properties	(30,473)		(5,937)	—	—	—
Depreciation and amortization	121,687		111,952	100,317	92,613	78,672
Gain on sale of operating properties	—		—	(1,967)	(4,591)	(2,132)
Minority interest	4,180	(2)	5,375	5,816	7,046	7,158
Income allocated to Preferred Operating Partnership Units	(3,234	)(2)	(4,312)	(4,312)	(4,312)	(4,312)

Funds from Operations(3)	171,777		174,458	181,549	198,240	185,146
Arden Realty’s percentage share(4)	97.5%		97.4%	97.3%	96.8%	96.7%

Arden Realty’s share of Funds from Operations	$167,483		$169,922	$176,647	$191,896	$179,036

Weighted average common shares and operating partnership units outstanding — Diluted	67,415		65,513	66,098	66,132	65,759

(1)	We believe that funds from operations, or FFO, is a useful supplemental measure of our operating performance. We compute FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002. The White Paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles, or GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

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

(2)	Excludes approximately $1.1 million of original issuance costs expensed in conjunction with the redemption of our Preferred Operating Partnership Units on September 28, 2004.

(3)	Includes approximately $3.8 million, $2.2 million, $1.2 million, $1.9 million and $586,000 in non-cash compensation expense for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

(4)	Represents Arden Realty’s weighted average ownership percentage during the respective twelve month period.

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

      The timing and extent of future changes in the national and local economy and their effects on our properties and results of operations are difficult to accurately predict. It is possible, however, that these national and regional issues may more directly affect us and our operating results in the future, making it more difficult for us to lease and renew available space, to increase or maintain rental rates as leases expire and to collect amounts due from our tenants. For additional information, see “Risk Factors — Lack of non-farm job growth in Southern California or a deterioration of the local and national economy will adversely affect our operating results,” “— The financial condition and solvency of our tenants may reduce our cash flow,” and “— Rising energy costs and power outages in California may have an adverse effect on our operations and revenue.”

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

      In order to modify and manage the interest characteristics of our outstanding debt and limit the effects of interest rates on our operations, we may use a variety of financial instruments, including interest rate hedges, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counter-party credit risk and legal enforceability of hedging contracts. We do not enter into any transactions for speculative or trading purposes. During 2004, we entered into $300 million of forward-starting interest rate hedge agreements effectively fixing the 10-year Treasury Rate at approximately 4.37% for borrowings that are anticipated to occur in 2005 to refinance some of our scheduled debt maturities. In October and November of 2003, we also entered into reverse interest rate hedge agreements to float $100 million of the fixed interest rate associated with the 7.00% senior unsecured notes due in November 2007. Under these reverse hedges, we will receive interest at a fixed rate of 7.00% and pay interest at a variable rate averaging the six-month LIBOR in arrears plus 3.10%.

      Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of December 31, 2004, a 1% increase in interest rates on our $171.5 million of floating rate debt, including $100 million in fixed rate debt swapped to floating through interest rate hedges, would decrease annual future earnings and cash flows by approximately $1.7 million and would not have an impact on the fair value of the floating rate debt. A 1% decrease in interest rates on our $171.5 million of floating rate debt would increase annual future earnings and cash flows by approximately $1.7 million and would not have an impact on the fair value of the floating rate debt. The weighted average interest rate on our floating debt as of December 31, 2004 was 5.88%.

      Our fixed rate debt, including $175.0 million in floating rate debt swapped to fixed through interest rate hedges, totaled $1,154.6 million as of December 31, 2004 with a weighted average interest rate of 7.05% and a total fair value of approximately $1,177.0 million. A 1% decrease in interest rates on our $1,154.6 million of fixed rate debt would increase its fair value by approximately $36.3 million and would not have an impact on annual future earnings and cash flows. A 1% increase in interest rates on our $1,154.6 million of fixed rate debt would decrease its fair value by approximately $34.4 million and would not have an impact of annual future earnings and cash flows.

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

      Through 2009, 2,625 leases, including month-to-month leases, comprising approximately 74% of our leased net rentable square footage and approximately 71% of our annualized base rents at December 31, 2004 are scheduled to expire as follows:

		Percentage of	Percentage of
		Aggregate Portfolio	Aggregate Portfolio
	Number of	Leased Square	Annualized Base
Year	Leases Expiring	Feet	Rent

2005	764	18.0%	15.7%
2006	596	15.0%	14.6%
2007	529	14.4%	14.0%
2008	392	14.0%	14.4%
2009	344	12.8%	12.6%

      If we are unable to promptly renew or relet leases for all or a substantial portion of this space, or if the rent upon renewal or reletting are significantly lower than expected, our cash flow and business could be adversely affected which would limit our ability to service our debt.

Lack of non-farm job growth in Southern California or a deterioration of the local and national economy will adversely affect our operating results.

      All of our properties are located in Southern California. In 2004, the Southern California economy experienced a 0.8% increase in job growth representing approximately 55,000 non-farm jobs. We believe non-farm job growth to be a leading indicator of office demand for the region. During 2005, a total of approximately 3.0 million square feet of occupied space, representing approximately 18.0% of our total net rentable space, including month-to-month leases, will expire. Negative non-farm job growth in our submarkets or a deterioration of the local and/or national economy may result in a decline in occupancy and rental rates and may cause tenant concessions to increase and would most likely negatively affect our operating performance and property values.

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

      Approximately 26% of our buildings and 19% of the total rentable square footage of our portfolio are subject to leases that require our tenants to pay all utility costs. The remainder of our leases provide that tenants will reimburse us for utility costs in excess of a base year amount.

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

      We have preliminary architectural designs completed for an additional 475,000 net rentable square feet at the Howard Hughes Center in Los Angeles, California and have completed preliminary designs on a build-to-suit office building at our Long Beach Airport Business Park. We have entitlements for up to 600 hotel rooms at the Howard Hughes Center. We also have a 5-acre developable land parcel in Torrance, California that we are also marketing for a build-to-suit building. We do not intend to commence construction on any of these projects until development plans and budgets are finalized and build-to-suit tenant leases are signed with terms allowing us to achieve yields commensurate with each project’s development risk. We also intend to review, from time to time, other opportunities for developing and constructing office buildings and other commercial properties in accordance with our development and underwriting policies.

      We expect to finance our development activities over the next 24 months through net cash provided by operating activities, proceeds from asset sales, proceeds from our lines of credit or other secured borrowings.

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

      As of December 31, 2004, we had total debt of approximately $1.3 billion, consisting of approximately $382.6 million in secured debt and approximately $943.4 million of unsecured debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

      Despite current indebtedness levels, we may still be able to incur substantially more debt in the future, which would increase the risks associated with our substantial leverage. Neither the partnership agreement of our Operating Partnership nor our governing documents limit the amount or the percentage of indebtedness that we may incur. We may borrow up to a maximum of $330 million under our two lines of credit. As of December 31, 2004, we had the ability to borrow an additional $208.5 million under these two lines of credit. If new debt is added to our current debt levels, the related risks that we now face could intensify and could increase the risk of default on our indebtedness.

Scheduled debt payments could adversely affect our financial condition.

      Our cash flow could be insufficient to meet required payments of principal and interest when due. In addition, we may not be able to refinance existing indebtedness, which in virtually all cases requires substantial principal payments at maturity, and, if we can refinance, the terms of the refinancing might not be as favorable as the terms of our existing indebtedness. As of March 10, 2005, approximately $102.4 million of principal will be coming due over the next eighteen months. If principal payments cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt and continue to service and repay our debt obligations.

Rises in interest rates could adversely affect our financial condition.

      An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt which rise and fall upon changes in interest rates. At December 31, 2004, approximately 13% of our debt was variable rate debt. Increases in interest rates would also impact the refinancing of our fixed rate debt. If interest rates are higher when our fixed debt becomes due, we may be forced to borrow at the higher rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate hedges, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable. During 2004, we entered into $300 million of forward-starting interest rate hedge agreements effectively fixing the 10-year Treasury Rate at approximately 4.37% for borrowings that are anticipated to occur in 2005 to refinance some of our scheduled debt maturities. In October and November of 2003, we also entered into reverse interest rate hedge agreements to float $100 million of the fixed interest rate associated with the 7.00% senior unsecured notes due in November 2007. Under these reverse hedges, we will receive interest at a fixed rate of 7.00% and pay interest at a variable rate averaging the six-month LIBOR in arrears plus 3.10%.

Many of our properties are subject to mortgage financing which could result in foreclosure if we are unable to pay or refinance the mortgages when due.

      We currently have outstanding four mortgage financings totaling approximately $365.3 million that are secured by 49 of our properties. The properties in each of these financings are fully cross-collateralized and cross-defaulted. To the extent two or more mortgages are cross-defaulted, a default in one mortgage will trigger a default in the other mortgages. The cross-defaults can give the lender a number of remedies depending on the circumstances such as the right to increase the interest rate, demand additional collateral, accelerate the maturity date of the mortgages or foreclose on and sell the properties. To the extent two or more mortgages are cross-collateralized, a default in one mortgage will allow the mortgage lender to foreclose upon and sell the properties that are not the primary collateral for the loan in default. Four additional properties are subject to single property mortgages totaling approximately $17.3 million at December 31, 2004. If we are unable to meet our obligations under these mortgages, we could be forced to pay higher interest rates or provide additional collateral or the properties subject to the mortgages could be foreclosed upon and sold, which could have a material adverse effect on us and our ability to pay or refinance our debt obligations.

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

      Our current terrorism insurance policy, which has been extended to March 2006 subject to the continuation of the Terrorism Risk Insurance Act of 2002 (TRIA), specifically excludes biological, chemical or nuclear terrorist acts. We have been notified by our insurance broker that in the aftermath of the September 11th attacks, insurance carriers will continue to exclude these types of attacks from terrorism insurance policies or offer coverage for biological, chemical or nuclear attacks coverages at prohibitive costs. Although we did not derive more than 3.6% of our 2004 net operating income from any one of the properties in our portfolio, a biological, chemical or nuclear terrorist attack damaging several of our properties or negatively impacting the financial condition of our tenants could materially deteriorate our operating results and overall financial condition.

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

      In the past few years, independent environmental consultants have conducted or updated Phase I environmental assessments and other environmental investigations as appropriate at some of our properties. The environmental site assessments and investigations have identified 35 properties in our portfolio, representing approximately 35% of the total rentable square feet in the portfolio, affected by environmental concerns. These environmental concerns include properties that may be impacted by known or suspected (a) contamination caused by third party sources or (b) soil and/or groundwater contamination which has been remediated, and (c) those containing underground storage tanks or asbestos.

      Of these properties, two are believed to be affected by contamination caused by third party sources and also house an underground storage tank, two contain friable asbestos, twenty-three contain non-friable asbestos, and eight house underground storage tanks only. The properties affected by contamination are primarily affected by petroleum and solvent substances, and in each case a third party has indemnified us for any and all problems associated with this contamination. With regard to those properties affected by asbestos, asbestos does not pose a health hazard if it is not disturbed in such a way to cause an airborne release of asbestos. Asbestos is friable when it can be crumbled, pulverized or reduced to powder by hand pressure, and non-friable when hand pressure cannot release encapsulated asbestos fibers. Friable asbestos is more likely to be released into the air than non-friable asbestos. We manage all asbestos in ways that minimize its potential to become airborne or otherwise threaten human health. Regarding underground storage tanks, subsurface leakage of the materials contained within the tank constitutes the primary risk posed by these devices. There are no known UST-related violations or outstanding compliance issues with regulatory agencies. We have also implemented a program to ensure appropriate double-wall construction, testing protocols, placement of tanks within bermed areas, and the installation of leak and spill detection equipment at relevant sites.

      Environmental site assessments and investigations completed to date have not, however, revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations taken as a whole, nor are we aware of any material environmental liability. Nevertheless, it is possible that our environmental site assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware.

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

We may incur increased costs as a result of enacted and proposed changes in laws and regulations.

      Enacted and proposed changes in the law and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and by the New York Stock Exchange has resulted in significant increased compliance costs to us as we evaluate the implications of any new rules and comply to their requirements. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The compliance with and the provisions of the Sarbanes-Oxley Act in future years will result in significant continuing costs to us.

ITEM 8.	Financial Statements and Supplementary Data

      The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on page F-1.

      The Board of Directors and Shareholders of Arden Realty, Inc.

      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Arden Realty, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arden Realty, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that Arden Realty, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Arden Realty, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Arden Realty, Inc. and our report dated March 10, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Los Angeles, California

March 10, 2005

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by Arden Realty, Inc., including its consolidated entities, in its reports under the Securities and Exchange Act of 1934, as amended (the “Act”) is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of and for the year ended December 31, 2004, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

      Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

      Management is responsible for establishing and maintaining adequate internal control over financial reporting. Arden Realty, Inc.’s internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. Arden Realty, Inc. has used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess its internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting is operating effectively as of December 31, 2004. Ernst & Young LLP has audited Arden Realty, Inc.’s financial statements and has issued an attestation report on management’s assessment of internal control over financial reporting.

      Submitted on March 10, 2005

ITEM 9B.	Other Information

      None.

PART III

      The information required by Part III is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders.

ITEM 10.	Directors and Executive Officers of the Registrant

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

Equity Compensation Plan Information

      The following table provides information as of December 31, 2004 with respect to shares of our common stock that may be issued under our existing equity compensation plans (in thousands, except per share amounts):

	Number of shares of		Number of shares of common stock
	common stock to be issued	Weighted-average exercise	remaining available for future
	upon exercise of	price of outstanding	issuance under equity compensation
	outstanding options,	options, warrants and	plans (excluding shares reflected in
Plan Category	warrants and rights	rights	column (a))(1)

	(a)	(b)	(c)
Equity Compensation plans approved by shareholders	1,556	$25.11	542
Equity Compensation plans not approved by shareholders	80 (2)	24.13	—

Total	1,636	$25.06	542

(1)	Includes shares available for issuance under restricted stock grants.

(2)	On October 15, 1997, 10,000 options with an exercise price of $32.25, on December 15, 1998, 40,000 options with an exercise price of $22.50, and on November 30, 1999, 10,000 options with an exercise price of $19.25 were granted to each of our non-employee directors: Carl D. Covitz, Larry S. Flax, Steven C. Good and Kenneth B. Roath; Peter S. Gold participated only in the 1998 and 1999 grants. All of these options were granted with an exercise price equal to fair market value on the date of grant, vest during the non-employee directors’ continued service with Arden over a three-year period, with one third of the options vesting on each anniversary of the grant date and expire ten years from the anniversary of the grant date, subject to earlier termination upon the happening of certain events. From these grants, Mr. Roath and Mr. Good exercised 50,000 and 40,000 options, respectively, during 2003. In addition, Mr. Roath forfeited 10,000 options upon his retirement in 2003. Mr. Covitz, Mr. Flax and Mr. Good exercised 50,000, 40,000 and 20,000 options, respectively, during 2004.

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

      The information contained in the section captioned “Proposal 2: Ratification of Appointment of Independent Auditors” of the definitive proxy statement is incorporated herein by reference.

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

(b) Reports on Form 8-K

      Form 8-K filed on November 4, 2004, furnishing a press release announcing the registrant’s earnings for the third quarter of 2004 (Item 12).

(c) Exhibits

Exhibit
Number		Description

3	.1*	Amended and Restated Articles of Incorporation as filed as an exhibit to Arden Realty’s registration statement on Form S-11 (No. 333-08163).
3	.2*	Articles Supplementary of Class A Junior Participating Preferred Stock as filed as an exhibit to the current report on Form 8-K, dated August 26, 1998.
3	.3*	Articles Supplementary of the 8 5/8 Series B Cumulative Redeemable Preferred Stock dated September 7, 1999, filed as an exhibit to Arden Realty’s annual report on Form 10-K dated March 27, 2000.
3	.4*	Bylaws of Registrant as filed as an exhibit to Arden Realty’s registration statement on Form S-11 (No. 333-08163).
3	.5*	Certificate of Amendment of the Bylaws of Arden Realty dated July 14, 1998, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q dated August 14, 1998.
3	.6*	Certificate of Amendment of the Bylaws of Arden Realty dated March 17, 2000, filed as an exhibit on Arden Realty’s quarterly report on Form 10-Q dated May 11, 2000.
4	.1*	Rights Agreement, dated August 14, 1998, between Arden Realty and The Bank of New York, as filed as an exhibit to Arden Realty’s current report on Form 8-K dated August 26, 1998.
4	.2*	Indenture between Arden Realty Limited Partnership and The Bank of New York, as trustee, dated March 14, 2000 as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-35406).
4	.3*	Form of Arden Realty Limited Partnership’s unsecured 8.875% senior note due 2005, dated March 17, 2000 filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-35406).
4	.4*	Form of Arden Realty Limited Partnership’s unsecured 9.150% senior note due 2010, dated March 17, 2000 filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-35406).
4	.5*	Form of Arden Realty Limited Partnership’s unsecured 8.50% senior note due 2010, dated November 20, 2000 as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-53376).

Exhibit
Number		Description

4	.6*	Form of Arden Realty Limited Partnership’s 7.00% Note due 2007, dated November 9, 2002 as filed as an exhibit to Arden Realty Limited Partnership’s current report on Form 8-K filed on November 9, 2001.
4	.7*	Officers’ certificate dated March 17, 2000 with respect to the terms of Arden Realty Limited Partnership’s 8.875% senior note due 2005 and 9.150% Senior Notes due 2010 as filed as an exhibit to Arden Realty’s annual report on Form 10-K filed on April 1, 2002.
4	.8*	Officers’ certificate dated November 20, 2000 with respect to the terms of Arden Realty Limited Partnership’s 8.50% Senior Notes due 2010 as filed as an exhibit to Arden Realty’s annual report on Form 10-K filed on April 1, 2002.
4	.9*	Officer’s certificate dated November 9, 2001 with respect to the terms of Arden Realty Limited Partnership’s 7.00% Note due 2007, filed as an exhibit to Arden Realty Limited Partnership’s current report on Form 8-K filed on November 9, 2001.
4	.10*	Second Amendment to Rights Agreement, dated as of June 19, 2003, between Arden Realty and the Bank of New York, as filed as an exhibit to Arden Realty’s current report on From 8-K dated July 1, 2003.
10	.1*^	1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty’s registration statement on Form S-11 (No. 333-08163).
10	.2*^	Amendment Number 1 to the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty’s Schedule 14A filed on June 23, 1998.
10	.3*^	Form of Officers and Directors Indemnification Agreement as filed as an exhibit to Arden Realty’s registration statement on Form S-11 (No. 333-08163).
10	.4*	Loan Agreement dated June 8, 1998 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.5*	Mortgage Note, dated June 8, 1998 for $136,100,000 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company, and Lehman Brothers Realty Corporation, a Delaware corporation. (Exhibit B. to Exhibit 10.4 above).
10	.6*	Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.4 above).
10	.7*	Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to Exhibit 10.4 above).
10	.8*	Deed of Trust, Assignment of Rents and Leases, Security Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance III, L.L.C. as Grantor, to Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.9*	Assignment of Leases and Rents dated June 8, 1998, by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.10*	Collateral Assignment of Management Agreement and Subordination Agreement dated as of June 8, 1998 among Arden Realty Finance III, L.L.C., a Delaware limited liability company (“Borrower”), Lehman Brothers Realty Corporation, a Delaware corporation, (“Lender”), and Arden Realty Limited Partnership, a Maryland limited partnership (“Manager”), filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.11*	Security Agreement entered into as of June 8, 1998 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.

Exhibit
Number		Description

10	.12*	Environmental Indemnity Agreement dated June 8, 1998 by Arden Realty Finance III, L.L.C., a Delaware limited liability company, in favor of Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.13*	Letter Agreement dated June 8, 1998 between Lehman Brothers Realty Corporation, Arden Realty Finance III, L.L.C., Arden Realty and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.14*	Loan Agreement by and between Arden Realty Finance IV, LLC, a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.15*	Mortgage Note, dated June 8, 1998 for $100,600,000 by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Maker”), and Lehman Brothers Realty Corporation, a Delaware corporation (Exhibit B to Exhibit 10.14 above).
10	.16*	Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.14 above).
10	.17*	Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to Exhibit 10.14 above).
10	.18*	Deed of Trust, Assignment of Rents and Leases, Security Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance IV, L.L.C. as Grantor, to Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.19*	Assignment of Leases and Rents dated June 8, 1998, by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Assignor”), and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns (“Assignee”), filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.20*	Collateral Assignment of Management Agreement and Subordination Agreement dated as of June 8, 1998 among Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Borrower”), Lehman Brothers Realty Corporation, a Delaware corporation, (“Lender”), and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.21*	Security Agreement entered into as of June 8, 1998 by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Debtor”), and Lehman Brothers Realty Corporation, a Delaware corporation (“Secured Party”), filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.22*	Environmental Indemnity Agreement dated June 8, 1998 by Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Indemnitor”), in favor of Lehman Brothers Realty Corporation, a Delaware corporation (“Lender”), filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.23*	Letter Agreement dated June 8, 1998 between Lehman Brothers Realty Corporation, Arden Realty Finance IV, L.L.C., Arden Realty and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.
10	.24*^	Amended and Restated Employment Agreement dated January 1, 1999, between Arden Realty and Mr. Robert Peddicord, filed as a exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 8, 2000.
10	.25*	Miscellaneous Rights Agreement among Arden Realty, Arden Realty Limited Partnership, NAMIZ, Inc. and Mr. Ziman, filed as an exhibit to Arden Realty’s registration statement on Form S- 11 (No. 333-08163).
10	.26*	Credit Facility documentation consisting of Second Amended and Restated Revolving Credit Agreement by and among Arden Realty Limited Partnership and a group of banks led by Wells Fargo Bank as filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on May 12, 2000.

Exhibit
Number		Description

10	.27*	Mortgage Financing documentation consisting of Loan Agreement by and between Arden Realty’s special purpose financing subsidiary and Lehman Brothers Realty Corporation (the Loan Agreement includes the Mortgage Note, Deed of Trust, and form of Tenant Estoppel Certificate and Agreement as exhibits) as filed as an exhibit to Arden Realty’s registration statement on Form S-11 (No. 333-30059).
10	.28*	Promissory Note, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty’s current report on Form 8-K filed on April 20, 1999.
10	.29*	Deed of Trust and Security Agreement, dated as of March 30, 1999, with Arden Realty Finance V, L.L.C. as the Trustor and Massachusetts Mutual Life Insurance Company as the Beneficiary filed as an exhibit to Arden Realty’s current report on Form 8-K filed on April 20, 1999.
10	.30*	Assignment of Leases and Rents, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty’s current report on Form 8-K filed on April 20, 1999.
10	.31*	Subordination of Management Agreement, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V. L.L.C. filed as an exhibit to Arden Realty’s current report on Form 8-K filed on April 20, 1999.
10	.32*	Environmental Indemnification and Hold Harmless Agreement, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty’s current report on Form 8-K filed on April 20, 1999.
10	.33*^	Amended and Restated Employment Agreement dated May 27, 1999, between Arden Realty and Mr. Randy J. Noblitt as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-53376).
10	.34*^	Amended and Restated Employment Agreement dated July 27, 2000, by and between Arden Realty and Mr. Richard S. Ziman as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-53376).
10	.35*^	Amended and Restated Employment Agreement dated July 27, 2000, by and between Arden Realty and Mr. Victor J. Coleman as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-53376).
10	.36*^	Amendment to the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty’s Schedule 14A filed on April 25, 2000.
10	.37*^	Second Amended and Restated 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership dated September 20, 2001 as filed as an exhibit to Arden Realty, Inc.’s quarterly report on Form 10-Q filed on November 14, 2001.
10	.38*^	Form of Promissory Note entered on July 19, 2001 and September 28, 2001 between Arden Realty Limited Partnership and Andrew Sobel and Robert Peddicord, respectively, as filed as an exhibit to Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed on November 14, 2001.
10	.39*^	Amended and Restated Employment Agreement dated June 2, 1999, between Arden Realty and Mr. Richard Davis as filed on an exhibit to Arden Realty Limited Partnership’s annual report on Form 10-K filed on April 1, 2002.
10	.40*^	Amended and Restated Employment Agreement dated March 29, 2002, between Mr. Andrew Sobel and Arden Realty, Inc. as filed as an exhibit to Arden Realty, Inc.’s quarterly report on Form 10-Q filed on August 14, 2002.
10	.41*^	Form of Promissory Note entered into on February 18, 2002 between Arden Realty, Inc. and Mr. Andrew Sobel as filed as on exhibit to Arden Realty, Inc.’s quarterly report on Form 10-Q filed on August 14, 2002.
10	.42*	Term Loan Agreement between Arden Realty Limited Partnership and Wells Fargo Bank, National Association dated as of June 12, 2002 as filed as an exhibit to Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed on August 14, 2002.

Exhibit
Number		Description

10	.43*	Third Amended and Restated Revolving Credit Agreement between Arden Realty Limited Partnership and a group of lenders led by Wells Fargo Bank dated as of August 9, 2002 as filed as an exhibit to Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed on November 12, 2002.
10	.44*	Amendment to Term Loan Agreement between Arden Realty Limited Partnership and Wells Fargo Bank, National Association dated as of September 19, 2002 as filed as an exhibit to Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed on November 12, 2002.
10	.45*^	Amended and Restated Employment Agreement dated May 27, 1999, by and between Arden Realty Limited Partnership and Mr. David Swartz as filed as an exhibit to Arden Realty Limited Partnership’s annual report on Form 10-K filed on March 27, 2003.
10	.46*	Second Amended and Restated Agreement of Limited Partnership of Arden Realty Limited Partnership, dated September 7, 1999, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on November 15, 1999.
10	.47*	Admission of New Partners and Amendment to Limited Partnership Agreement entered into as of the 20th day of December, 2000, by and between Arden Realty Limited Partnership and the persons identified as the “New Partners” therein, filed as an exhibit to Arden Realty Limited Partnership’s annual report on Form 10-K filed with the Commission on March 30, 2001.
10	.48*	Second Amendment to Limited Partnership Agreement entered into as of September 13, 2003, by Arden Realty Limited Partnership, filed as an exhibit to Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed with the Commission on November 13, 2003.
10.49		Confidential Resignation Agreement and General Release dated as of March 4, 2005 by and between Arden Realty, Inc. and Arden Realty Limited Partnership and Andrew J. Sobel.
12.1		Statement regarding computation of ratios.
21	.1*	Subsidiaries of Arden Realty Limited Partnership as filed as an exhibit to Arden Realty Limited Partnership’s annual report on Form 10-K filed on March 27, 2003 are incorporated here by reference and in addition, Arden Realty Limited Partnership is included herein as a subsidiary of Arden Realty, Inc.
23.1		Consent of independent auditors.
31.1		Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

(*) Incorporated by reference.

(^) Management contract or compensatory plan or arrangement required to be identified by Item 15(a)3.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2005.

ARDEN REALTY, INC.

By:	/s/ RICHARD S. ZIMAN

Richard S. Ziman
Chairman of the Board
and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD S. ZIMAN Richard S. Ziman	Chairman of the Board, Chief Executive Officer and Director	March 10, 2005

/s/ VICTOR J. COLEMAN Victor J. Coleman	President, Chief Operating Officer and Director	March 10, 2005

/s/ RICHARD S. DAVIS Richard S. Davis	Executive Vice President and Chief Financial Officer	March 10, 2005

/s/ ROBERT C. PEDDICORD Robert C. Peddicord	Executive Vice President — Leasing and Property Operations	March 10, 2005

/s/ LESLIE E. BIDER Leslie E. Bider	Director	March 10, 2005

/s/ CARL D. COVITZ Carl D. Covitz	Director	March 10, 2005

/s/ LARRY S. FLAX Larry S. Flax	Director	March 10, 2005

/s/ STEVEN C. GOOD Steven C. Good	Director	March 10, 2005

/s/ ALAN I. ROTHENBERG Alan I. Rothenberg	Director	March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Arden Realty, Inc.

      We have audited the accompanying consolidated balance sheets of Arden Realty, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the management of Arden Realty, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arden Realty, Inc. at December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arden Realty, Inc.’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our reporting dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 10, 2005

ARDEN REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,

	2004	2003

Assets
Investment in real estate:
Land	$450,439	$438,342
Buildings and improvements	2,175,571	2,029,276
Tenant improvements and leasing commissions	360,401	329,285

	2,986,411	2,796,903
Less: accumulated depreciation and amortization	(488,808)	(432,814)

	2,497,603	2,364,089
Properties under development or renovation	16,295	75,627
Land available for development	23,795	23,723
Properties held for disposition, net	14,288	183,260

Net investment in real estate	2,551,981	2,646,699
Cash and cash equivalents	13,040	4,707
Restricted cash	14,788	19,694
Rent and other receivables, net of allowance of $3,748 and $4,041 at December 31, 2004 and 2003, respectively	5,953	3,688
Deferred rent, net of allowance of $1,933 and $2,216 at December 31, 2004 and 2003, respectively	42,886	44,203
Prepaid financing costs, expenses and other assets, net of accumulated amortization of $13,244 and $13,781 at December 31, 2004 and 2003, respectively	31,349	22,442

Total assets	$2,659,997	$2,741,433

Liabilities
Mortgage loans payable	$375,417	$557,435
Mortgage loan payable — property held for disposition	7,222	7,394
Unsecured lines of credit	121,500	161,000
Unsecured term loan	125,000	125,000
Unsecured senior notes, net of discount	696,945	498,952
Accounts payable and accrued expenses	58,215	54,317
Security deposits	25,498	22,321
Dividends payable	33,494	32,535

Total liabilities	1,443,291	1,458,954
Minority interest	20,414	72,194
Stockholders’ Equity
Preferred stock, $.01 par value 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 66,325,709 and 64,425,450 issued and outstanding at December 31, 2004 and 2003, respectively	664	646
Additional paid-in capital	1,212,508	1,225,192
Deferred compensation	(12,830)	(14,952)
Accumulated other comprehensive loss	(4,050)	(601)

Total stockholders’ equity	1,196,292	1,210,285

Total liabilities and stockholders’ equity	$2,659,997	$2,741,433

See accompanying notes to financial statements.

ARDEN REALTY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,

	2004	2003	2002

Property revenues	$409,193	$393,765	$374,135
Property operating expenses	(133,635)	(125,979)	(117,019)

	275,558	267,786	257,116
General and administrative expenses	19,503	16,931	12,581
Interest expense	88,856	93,093	87,827
Depreciation and amortization	121,687	111,952	100,317
Interest income and other loss (income)	508	401	(2,063)

Income from continuing operations before gain on sale of properties and impairment on investment in securities and minority interest	45,004	45,409	58,454
Gain on sale of operating properties	—	—	1,967

Income from continuing operations before impairment on investment in securities and minority interest	45,004	45,409	60,421
Impairment on investment in securities	(2,700)	—	—
Minority interest	(5,255)	(5,375)	(5,816)

Income from continuing operations	37,049	40,034	54,605
Discontinued operations, net of minority interest	6,253	12,538	15,570
Gain on sale of discontinued properties	30,473	5,937	—

Net income	$73,775	$58,509	$70,175

Basic net income per common share:
Income from continuing operations	$0.57	$0.63	$0.85
Income from discontinued operations	0.56	0.29	0.24

Net income per common share — basic	$1.13	$0.92	$1.09

Weighted average number of common shares — basic	65,372	63,553	64,151

Diluted net income per common share:
Income from continuing operations	$0.56	$0.63	$0.85
Income from discontinued operations	0.56	0.29	0.24

Net income per common share — diluted	$1.12	$0.92	$1.09

Weighted average number of common shares — diluted	65,740	63,815	64,351

See accompanying notes to financial statements.

ARDEN REALTY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

						Accumulated
	Common Stock		Additional			Other	Total
			Paid in	Retained	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Loss	Equity

Balance at January 1, 2002	64,098,110	$641	$1,345,698	$—	$(9,133)	$—	$1,337,206
OP units converted	121,875	2	2,488	—	—	—	2,490
Stock options exercised	423,999	4	9,074	—	—	—	9,078
Stock compensation	187,500	2	4,813	—	(4,815)	—	—
Amortization of stock compensation	—	—	—	—	1,444	—	1,444
Forfeiture of stock compensation	(51,267)	—	(1,245)	—	1,245	—	—
Stock repurchases	(1,796,000)	(18)	(40,675)	—	—	—	(40,693)
Unrealized loss on interest rate hedges	—	—	—	—	—	(2,995)	(2,995)
Reclassification adjustment for losses included in earnings	—	—	—	—	—	227	227
Net income	—	—	—	70,175	—	—	70,175

Comprehensive income	—	—	—	—	—	—	67,407
Dividends declared and payable	—	—	(59,380)	(70,175)	—	—	(129,555)

Balance at December 31, 2002	62,984,217	$631	$1,260,773	$—	$(11,259)	$(2,768)	$1,247,377

OP units converted	29,076	—	495	—	—	—	495
Stock options exercised	1,162,523	12	27,934	—	—	—	27,946
Stock option expense	—	—	41	—	—	—	41
Stock compensation	252,500	3	6,276	—	(6,279)	—	—
Amortization of stock compensation	—	—	—	—	2,545	—	2,545
Forfeiture of stock compensation	(2,866)	—	(41)	—	41	—	—
Unrealized loss on interest rate hedges	—	—	—	—	—	(155)	(155)
Reclassification adjustment for losses included in earnings	—	—	—	—	—	2,322	2,322
Net income	—	—	—	58,509	—	—	58,509

Comprehensive income							60,676
Dividends declared and payable	—	—	(70,286)	(58,509)	—	—	(128,795)

Balance at December 31, 2003	64,425,450	$646	$1,225,192	$—	$(14,952)	$(601)	$1,210,285

OP units converted	16,000	—	285	—	—	—	285
Stock options exercised	1,750,592	18	42,727	—	—	—	42,745
Stock option expense	—	—	44	—	—	—	44
Stock compensation	136,500	—	1,596	—	(1,596)	—	—
Amortization of stock compensation	—	—	665	—	3,641	—	4,306
Forfeiture of stock compensation	(2,833)	—	(77)	—	77	—	—
Write-off of preferred OP units original issuance costs	—	—	1,075	—	—	—	1,075
Unrealized loss on interest rate hedges	—	—	—	—	—	(4,315)	(4,315)
Reclassification adjustment for losses included in earnings	—	—	—	—	—	866	866
Net income	—	—	—	73,775	—	—	73,775

Comprehensive income							70,326
Dividends declared and payable	—	—	(58,999)	(73,775)	—	—	(132,774)

Balance at December 31, 2004	66,325,709	$664	$1,212,508	$—	$(12,830)	$(4,050)	$1,196,292

See accompanying notes to financial statements.

ARDEN REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,

	2004	2003	2002

Operating Activities:
Net income	$73,775	$58,509	$70,175
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest, including discontinued operations	6,202	5,873	6,236
Depreciation and amortization, including discontinued operations	126,582	120,316	111,418
Amortization of loan costs and fees	3,801	3,972	3,807
Gain on sale of property	(30,473)	(5,937)	(1,967)
Gain on repayment of mortgage loan receivable	—	—	(750)
Impairment on investment in securities	2,700	—	—
Amortization of deferred compensation	3,760	2,251	1,199
Changes in operating assets and liabilities:
Rent and other receivables	(2,265)	(771)	6,768
Deferred rent	(1,015)	(557)	(4,657)
Prepaid financing costs, expenses and other assets	(4,783)	(1,494)	(2,997)
Accounts payable and accrued expenses	3,338	(2,356)	9,728
Security deposits	3,285	1,676	962

Net cash provided by operating activities	184,907	181,482	199,922

Investing Activities:
Acquisitions and improvements to commercial properties	(198,309)	(111,365)	(251,534)
Proceeds from sales of properties	187,072	91,010	24,287
Proceeds from repayment of mortgage note receivable	—	—	14,245

Net cash used in investing activities	(11,237)	(20,355)	(213,002)

Financing Activities:
Proceeds from term loan	—	—	125,000
Repayments of mortgage loans	(182,190)	(5,825)	(2,798)
Proceeds from unsecured lines of credit	465,500	102,500	255,937
Repayments of unsecured lines of credit	(505,000)	(150,086)	(227,700)
Proceeds from issuances of unsecured senior notes, net of discount	197,033	—	—
Decrease (increase) in restricted cash	5,012	804	(1,730)
Proceeds from issuance of common stock, net of offering costs	42,745	27,946	9,078
Repurchase of common stock	—	—	(40,693)
Distributions to minority interests	(3,388)	(3,443)	(3,527)
Distributions to preferred operating partnership unit holders	(3,234)	(4,312)	(4,312)
Redemption of preferred operating partnership units	(50,000)	—	—
Dividends paid	(131,815)	(128,067)	(129,153)

Net cash used in financing activities	(165,337)	(160,483)	(19,898)

Net increase (decrease) in cash and cash equivalents	8,333	644	(32,978)
Cash and cash equivalents at beginning of period	4,707	4,063	37,041

Cash and cash equivalents at end of period	$13,040	$4,707	$4,063

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amount capitalized	$87,572	$96,547	$94,007

See accompanying notes to financial statements.

ARDEN REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Description of Business

      The terms “Arden Realty”, “us”, “we” and “our” as used in these financial statements refer to Arden Realty, Inc. Through our controlling interest in Arden Realty Limited Partnership, or the Operating Partnership, and our other subsidiaries, we own, manage, lease, develop, renovate and acquire commercial office properties located in Southern California. As of December 31, 2004, our portfolio was comprised of 120 primarily suburban office properties and 197 buildings containing approximately 18.2 million net rentable square feet. As of December 31, 2004, our operating portfolio was 91.2% occupied.

      The minority interests at December 31, 2004 consist of limited partnership interests in the Operating Partnership of approximately 2.5%.

Organization and Formation of the Company

      We were incorporated in Maryland in May 1996 and are the sole general partner of Arden Realty Limited Partnership, or the Operating Partnership. We conduct substantially all of our business through the Operating Partnership and certain other owned subsidiaries, which hold our interests in our real estate assets. Commencing with our taxable year ended December 31, 1996, we have operated and qualified as a real estate investment trust (REIT) for federal income tax purposes.

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

      Arden Realty and the Operating Partnership currently own 100% of all of our consolidated subsidiaries and do not have any unconsolidated investments.

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

Commercial Properties

      Our properties are stated at depreciated cost. Write-downs to estimated fair value are recognized whenever a property’s estimated undiscounted future cash flows are less than its book value. We carry properties held for disposition at the lower of their depreciated cost or fair value less cost to sell. Based on our assessment, no write-downs to estimated fair value were necessary as of December 31, 2004 and 2003.

      Property acquisitions are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, if any, based in each case on their fair values.

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

Restricted Cash

      Restricted cash at December 31, 2004 and 2003 consisted of $9.7 million and $13.7 million, respectively, in cash deposits as required by certain of our mortgage loans payable and $5.1 million and $6.0 million, respectively, in impound accounts for real estate taxes and insurance, as required by certain of our mortgage loans payable.

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

      During 2004, 2003 and 2002, we declared annual dividends of $2.02 per share.

Fair Value of Financial Instruments

      Our disclosures of estimated fair value of financial instruments at December 31, 2004 and 2003 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

      Our cash equivalents, mortgage notes receivable, unsecured lines of credit, interest rate hedge agreements, accounts payable and other financial instruments are carried at amounts that reasonably approximate their fair value amounts.

      The estimated fair value of our mortgage loans payable and unsecured senior notes is as follows (in thousands):

	December 31, 2004		December 31, 2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Mortgage loans payable	$382,639	$389,755	$564,829	$581,945

Unsecured senior notes	$696,945	$712,137	$498,952	$540,904

      The estimated fair value is based on interest rates available at each of the dates presented for issuance of debt with similar terms and remaining maturities. The estimated fair value amounts of our notes payable above are not necessarily indicative of the amounts that we could realize in a current market exchange.

Interest Rate Hedge Agreements

      We have periodically entered into interest rate hedge agreements to effectively convert floating rate debt into fixed rate debt or to remove the variability associated with forecasted issuances of fixed rate debt. Net amounts received or paid under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. Our objective in using interest rate hedge agreements is to manage our exposure to interest rate movements.

      During 2002, such agreements were used to fix the floating interest rate associated with $50 million of the Wells Fargo unsecured line of credit and the entire $125 million balance of the unsecured term loan. In August 2004, we settled $150 million of forward-starting swaps we entered into in 2003 in conjunction with a forecasted $200 million issuance of unsecured senior notes. We expensed approximately $130,000 of ineffectiveness relating to this settlement during 2004.

      In 2003, we also entered into reverse interest rate hedge agreements to float $100 million of the fixed interest rate associated with the 7.00% senior unsecured notes due in November of 2007. Under these reverse hedges, we will receive interest at a fixed rate of 7.00% and pay interest at a variable rate averaging the six-month LIBOR in arrears plus 3.10%. The interest rate hedges mature at the same time the notes are due. These hedges qualify as fair value hedges for accounting purposes. Net semi-annual interest payments will be recognized as increases or decreases in interest expense. The fair value of the interest rate hedges will be recognized on our balance sheet and the carrying value of the senior unsecured notes will be increased or decreased by an offsetting amount.

      In 2004, we entered into $300 million of forward-starting swaps that effectively fixed the 10-year Treasury rate at an average rate of approximately 4.37% for borrowings that are expected to occur in 2005 to primarily refinance some of our scheduled debt maturities. The forward-starting interest rate swaps were entered into at current market rates and, therefore, had no initial cost.

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

      Under SFAS 133, our $175 million in floating-to-fixed hedges and our $300 million in forward-starting hedges outstanding as of December 31, 2004 are classified as cash flow hedges. The fair value of these instruments of ($3.7) million at December 31, 2004 has been deferred in accumulated other comprehensive loss on our balance sheet. Of the amount deferred in other comprehensive loss at December 31, 2004, we estimate that approximately $4.8 million will be reclassified out of other comprehensive loss as an increase to interest expense during 2005. The estimated fair value of these interest rate hedge agreements are dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair value may significantly change during the term of the agreements. Any estimated gain or loss from these agreements will be amortized into earnings as we recognize the interest expense for the underlying floating-rate loans at the fixed interest rate provided under our agreements in the case of the fixed-to-floating hedges or as part of interest expense for future borrowings in the case of the forward-starting hedges. If the underlying debt related to these hedges were to be repaid prior to maturity, we would recognize into interest expense any unamortized gain or loss at the time of such early repayment.

      Under SFAS 133, our $100 million in fixed-to-floating hedges are classified as fair value hedges with their fair value of approximately $162,000 reported in both the unsecured senior notes and accounts payable and accrued expenses line items on our balance sheet. The estimated fair value of these interest rate hedge agreements are dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair value may significantly change during the term of the agreements. During the years ended December 31, 2004 and 2003, we recognized approximately $1.6 million and $400,000, respectively, as a reduction of interest expense related to our fair value hedges. If the underlying debt related to these hedges were to be repaid prior to maturity, we would recognize into interest expense any unamortized gain or loss at the time of such early repayment.

New Accounting Standards

      In December 2004, the FASB issued SFAS No. 123R, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options, at fair value. SFAS No. 123R is effective for most public companies at the beginning of the first interim or annual period beginning after June 15, 2005. We believe that the implementation of the provisions of SFAS No. 123R will not have a material impact on our financial position or results of operations.

Reclassifications

      Certain prior year amounts on our consolidated balance sheets and consolidated statements of income have been reclassified to confirm with the current year presentation for properties sold and classified as “held for disposition” pursuant to SFAS 144.

3.	Commercial Properties

Property Dispositions

						Sales
				Property	Square	Price
Property	Major Area	Submarket	Date of Sale	Type	Feet	($000’s)

Tower Plaza Retail	Riverside	Temecula	February 4, 2004	Retail	133,481	$17,050
Univision — 5999 Center Drive	Los Angeles	Culver City/Fox Hills	March 16, 2004	Office	161,650	52,500
10251 Vista Sorrento	San Diego	Sorrento Mesa	August 24, 2004	Office	69,386	9,250
Waples Center	San Diego	Sorrento Mesa	December 29, 2004	Office	28,119	(A	)
Morehouse Center	San Diego	Sorrento Mesa	December 29, 2004	Office	181,207	(A	)
91 Freeway Center	Los Angeles	Artesia	December 29, 2004	Office	93,277	(A	)
Norwalk	Los Angeles	Norwalk	December 29, 2004	Office	122,175	(A	)
1501 Hughes Way	Los Angeles	Suburban Long Beach	December 29, 2004	Office	77,060	(A	)
3901 Via Oro	Los Angeles	Suburban Long Beach	December 29, 2004	Office	53,195	(A	)
Glendale Corporate Center	Los Angeles	Glendale	December 29, 2004	Office	108,209	(A	)
Whittier	Los Angeles	Whittier	December 29, 2004	Office	135,415	(A	)
South Bay Tech	Los Angeles	190th Corridor	December 29, 2004	Office	104,815	(A	)

Sub-total					1,267,989	78,800
					—	126,000	(B)

					1,267,989	$204,800

(A) Portfolio sale.

(B)	Includes approximately $12.5 million in proceeds held in escrow at the end of 2004 as part of a 1031 exchange transaction to be completed in 2005.

Property Acquisitions

						Purchase
			Date of	Property	Square	Price
Property	County	Submarket	Purchase	Type	Feet	($000’s)

Homestore	Los Angeles	Westlake Village	October 4, 2004	Office	137,762	$32,300
Warner Corporate Center	Los Angeles	Woodland Hills	October 11, 2004	Office	253,000	64,500

					390,762	$96,800

Discontinued Operations and Properties held for Disposition

      SFAS 144, effective January 1, 2002, requires, among other things, that the operating results of real estate properties classified as held for disposition subsequent to January 1, 2002 be included in discontinued operations in the statements of income for all periods presented. SFAS 144 provides that long-lived assets classified as held for disposition as a result of disposal activities that were initiated prior to January 1, 2002, are to be accounted for in accordance with Financial Accounting Standards No. 121 (SFAS 121). Accordingly, the operating results for the properties classified as held for disposition prior to January 1, 2002 and sold prior to December 31, 2002 are included in income from continuing operations for the year ended December 31, 2002. In order to increase the comparability of our consolidated statements of income for the years ended December 31, 2004, 2003 and 2002, the tables below summarize the operating results of one property classified as “held for disposition” at December 31, 2004, twelve properties sold during 2004 and eight properties sold during 2003.

      As of December 31, 2004, properties held for disposition consisted of one property with approximately 167,000 square feet. See footnote 13.

      The results of operations for the properties classified as discontinued operations for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Revenues	$20,533	$33,794	$41,978
Property operating expenses	(7,781)	(11,711)	(14,199)
Depreciation and amortization	(4,895)	(8,372)	(11,100)
Interest expense	(659)	(674)	(689)
Interest and other income	2	—	—
Minority interest	(947)	(499)	(420)

Discontinued operations, net of minority interest	$6,253	$12,538	$15,570

Gain on sale of discontinued properties	$30,473	$5,937	$—

Capitalized Interest

      We capitalize interest and taxes related to buildings under construction and renovation to the extent those assets qualify for capitalization.

      Total interest incurred and the amount capitalized was as follows (in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Total interest incurred(1)	$90,451	$96,263	$94,162
Amount capitalized	(936)	(2,496)	(5,646)

Amount expensed(1)	$89,515	$93,767	$88,516

(1)	Includes interest expense related to a property currently classified as “held for disposition.”

Future Minimum Lease Payments

      Future minimum lease payments to be received under noncancelable operating leases existing as of December 31, 2004, are as follows (in thousands):

2005	$349,967
2006	305,034
2007	254,490
2008	196,735
2009	144,404
Thereafter	274,098

Total	$1,524,728

      The above future minimum lease payments do not include payments received for tenant reimbursements of specified operating expenses.

      We lease the land underlying the office buildings or parking structures at six of our buildings. Ground lease expense, including amounts netted against parking revenues, was approximately $1.8 million, $2.0 mil-

lion and $1.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum ground lease payments due under existing ground leases are as follows (in thousands):

2005	$1,815
2006	1,840
2007	1,865
2008	1,865
2009	1,865
Thereafter	109,056

Total	$118,306

4.	Non-Real Estate Investments

      During the year ended December 31, 2004, an impairment of $2.7 million was recognized in connection with our investment in the securities of a non-publicly traded company that provides distributed energy generation to commercial property owners. This impairment represents our entire investment in this company.

      We recorded this impairment after analyzing information received from this company regarding their current business and financial strategies which indicated to us that the recoverability of our investment was unlikely.

5.	Mortgage Loans and Unsecured Indebtedness

      A summary of mortgage loans payable, unsecured lines of credit and unsecured senior notes is as follows:

					Number of
			Stated Annual		Properties
	December 31,	December 31,	Interest Rate at	Fixed/Floating	Securing
Type of Debt	2004	2003	December 31, 2004	Rate	Loan	Maturity Date

	(in thousands)
Mortgage Loans Payable:
Fixed Rate
Mortgage Financing I(1)	$—	$175,000	—	—	—	—
Mortgage Financing III(2)	132,323	134,544	6.74%	Fixed	22	4/08
Mortgage Financing IV(2)	108,194	109,960	6.61%	Fixed	12	4/08
Mortgage Financing V(2)	103,504	105,899	6.94%	Fixed	12	4/09
Mortgage Financing VI(2)	21,325	21,578	7.54%	Fixed	3	4/09
Activity Business Center(2),(3)	7,222	7,394	8.85%	Fixed	1	5/06
145 South Fairfax(2)	3,869	3,912	8.93%	Fixed	1	1/27
Marin Corporate Center(2)	2,585	2,724	9.00%	Fixed	1	7/15
Conejo Business Center(2)	2,531	2,669	8.75%	Fixed	(Note 4)	7/15
Conejo Business Center(2)	1,086	1,149	7.88%	Fixed	(Note 4)	7/15

	382,639	564,829
Unsecured Lines of Credit:
Floating Rate
Wells Fargo — $310 mm(5)	111,500	158,000	3.57%	LIBOR + 0.90% (Notes 6, 7)	—	4/06
City National Bank — $20 mm(5)	10,000	3,000	3.21%	LIBOR + 0.90%	—	8/05
				Note 8
	121,500	161,000
Unsecured Term Loan:
Fixed Rate
Wells Fargo — $125 mm(5)	125,000	125,000	4.55%	Fixed (Note 9)	—	2/12	(10)

					Number of
			Stated Annual		Properties
	December 31,	December 31,	Interest Rate at	Fixed/Floating	Securing
Type of Debt	2004	2003	December 31, 2004	Rate	Loan	Maturity Date

	(in thousands)
Unsecured Senior Notes:
Fixed Rate
2005 Notes(11),(12)	199,974	199,872	8.88%	Fixed	—	3/05
2007 Notes(11)	149,395	149,907	7.00%	(Note 13)	—	11/07
2010 Notes(11)	49,785	49,744	9.15%	Fixed	—	3/10
2010 Notes(11)	99,513	99,429	8.50%	Fixed	—	11/10
2011 Notes(11), (14)	198,278	—	5.20%	Fixed	—	9/11

	696,945	498,952

Total Debt	$1,326,084	$1,349,781

(1)	This mortgage financing was repaid in full on April 9, 2004.

(2)	Requires monthly payments of principal and interest.

(3)	This loan is secured by a property currently classified as held for disposition. This loan was repaid in January of 2005. See footnote 13.

(4)	Both mortgage loans are secured by the Conejo Business Center property.

(5)	Requires monthly payments of interest only, with outstanding principal balance due upon maturity.

(6)	This line of credit also has an annual 20 basis point facility fee on the entire $310 million commitment amount. In June 2004, we amended this line of credit to reduce the interest rate from LIBOR + 1.00% to LIBOR + 0.90%.

(7)	We have entered into interest rate swap agreements to fix the interest rate on $50 million of the outstanding balance on this line of credit at 3.95% through April of 2006.

(8)	On October 4, 2004, we amended this line of credit to reduce the interest rate from LIBOR + 1.00% or Prime Rate — 1.875% to LIBOR + 0.90% or Prime Rate — 1.975%.

(9)	In 2002, we entered into interest rate swap agreements that fixed the interest rate on the entire balance of this loan. In June 2004, we amended this loan to reduce it effective interest rate by 20 basis points. After this amendment and after taking into effect the interest rate swap agreements for this loan, it will have an effective interest rate of 4.55% in 2005 and 4.70% in 2006.

(10)	On February 18, 2005, we extended the maturity of this loan to February of 2012. See footnote 13.

(11)	Requires semi-annual interest payments only, with the principal balance due upon maturity.

(12)	These notes were redeemed in March of 2005. See footnote 13.

(13)	In 2003, we entered into interest rate swap agreements to float the interest rate on $100 million of the outstanding balance of these notes at a rate of LIBOR + 3.1% through November of 2007. Including these swap agreements, the effective interest rate on these notes was approximately 6.53% as of December 31, 2004.

(14)	On August 18, 2004, we issued $200 million of unsecured senior notes.

     Our Operating Partnership has an unsecured line of credit with a total commitment of $20 million from City National Bank. This line of credit accrues interest at LIBOR + 0.90% or the City National Bank Prime Rate less 1.975% and is scheduled to mature on August 1, 2005. Proceeds from this line of credit are used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of December 31, 2004 and 2003, there was $10.0 million and $3.0 million outstanding on this line of credit, respectively, and $10.0 and $17.0 million was available for additional borrowings, respectively.

      Our Operating Partnership also has an unsecured line of credit with a group of banks led by Wells Fargo. The line of credit provides for borrowings up to $310 million with an option to increase the amount to $350 million and bears interest at a rate ranging between LIBOR + 0.65% and LIBOR + 1.15% (including an annual facility fee ranging from 0.15% to 0.40% based on the aggregate amount of the line of credit) depending on the Operating Partnership’s unsecured debt rating. This line of credit matures in April 2006. In addition, as long as the Operating Partnership maintains an unsecured debt rating of BBB-/ Baa3 or better, the agreement contains a competitive bid option, whereby the lenders may bid on the interest rate to be charged for up to $150 million of the unsecured line of credit. The Operating Partnership also has the option to convert the interest rate on this line of credit to the higher of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%. As of December 31, 2004 and 2003, $111.5 million and $158.0 million was outstanding on this line of credit, respectively, and $198.5 million and $152.0 million was available for additional borrowings, respectively.

      Following is a summary of scheduled principal payments for our total debt outstanding as of December 31, 2004 (in thousands):

Year	Amount

2005	$216,871	(1)
2006	251,101	(2),(3)
2007	158,035
2008	230,726
2009	112,291
Thereafter	357,060

Total	$1,326,084

(1)	Includes $200 million of unsecured senior notes redeemed in March of 2005. See footnote 13.

(2)	Includes $111.5 million outstanding on our Wells Fargo unsecured line of credit.

(3)	Includes $125 million outstanding on our Wells Fargo unsecured term loan. The maturity date of this loan was extended to February of 2012 subsequent to year- end. See footnote 13.

6.	Stockholders’ Equity

      A common Operating Partnership unit, or common OP Unit, and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A common OP Unit may be redeemed for cash or, at the election of the Operating Partnership, for shares of our common stock on a one-for-one basis.

      During the years ended December 31, 2004 and 2003, we redeemed an aggregate of 16,000 and 29,076 common OP Units, respectively, of the Operating Partnership for shares of our common stock.

      During the years ended December 31, 2004 and 2003, we issued a total of 1,750,592 and 1,162,523 common shares, respectively, relating to exercises of stock options.

      In September 2004, we redeemed the $50 million of 5.625% Series B Cumulative Redeemable Preferred Operating Partnership Units at par plus accrued unpaid distributions. These Preferred OP Units were originally issued in September of 1999. In conjunction with this redemption, we expensed approximately $1.1 million of original issuance costs.

      During 2004, we issued a total of 136,500 restricted stock awards to several key executive officers, directors and employees. Holders of these shares have full voting rights and will receive any dividends but are prohibited from selling or transferring unvested shares. The fair market value on the dates of grants for these restricted shares ranged from $29.30 to $32.66. These restricted shares vest equally on the anniversary date of the awards over 3 years.

      We recorded compensation expense of approximately $600,000 during 2004 for the grants described above based upon the market value of these shares on the dates of the awards.

      On December 10, 2004, we declared a quarterly dividend of $0.505 per share to stockholders of record on December 31, 2004. This dividend was paid on January 19, 2005. We declared annual dividends of $2.02 per common share for each of the years ended December 31, 2004 and 2003.

7.	Commitments and Contingencies

Capital Commitments

      As of December 31, 2004, we had approximately $44.8 million outstanding in capital commitments related to tenant improvements, renovation costs, operating leases and general property-related capital expenditures.

Litigation

      We are presently subject to various lawsuits, claims and proceedings of a nature considered normal to our ordinary course of business, none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results from operations. There were no material changes in our legal procedures during the year ended December 31, 2004.

Concentration of Credit Risk

      We maintain our cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes that the risk is not significant.

      We generally do not require collateral or other security from our tenants, other than security deposits or letters of credit. As of December 31, 2004 and 2003, we had a total of approximately $39.3 million and $33.5 million, respectively, of total lease security available, including security deposits and existing letters of credit.

8.	Related Party Transactions

      At December 31, 2004 and 2003, we have four promissory notes totaling approximately $486,000 relating to two of our officers. These notes originated during 2001 and 2002 and mature between July of 2006 and September of 2011. Two of these notes bear interest at fixed rates ranging from 5.75% to 6.00%. The remaining note bears interest at LIBOR + 1.10%. These notes are personally guaranteed by the respective officers and are included as part of other receivables in our balance sheets at December 31, 2004 and 2003.

      We lease approximately 7,300 square feet of office space to two companies in which three of our officers have investment interests. The total annual rents from these leases is approximately $175,000. We also lease approximately 34,000 square feet to a company related to one of our independent directors. The total annual rents from this lease is approximately $497,000. The terms under these leases are comparable to those that would have been negotiated at inception with unaffiliated third parties.

9.	Earnings Per Share

      The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts):

	2004	2003	2002

Income from continuing operations	$37,049	$40,034	$54,605
Discontinued operations, net of minority interest	6,253	12,538	15,570
Gain on sale of discontinued properties	30,473	5,937	—

Net income	$73,775	$58,509	$70,175

Weighted average shares — basic	65,372	63,553	64,151
Weighted average diluted stock options	368	262	200

Weighted average shares — diluted	65,740	63,815	64,351

Basic net income per common share:
Income from continuing operations	$0.57	$0.63	$0.85
Income from discontinued operations	0.56	0.29	0.24

Net income per common share — basic	$1.13	$0.92	$1.09

Diluted net income per common share:
Income from continuing operations	$0.56	$0.63	$0.85
Income from discontinued operations	0.56	0.29	0.24

Net income per common share — diluted	$1.12	$0.92	$1.09

      See discussion of discontinued operations in footnote 3 above.

10.	Income (Loss) from Taxable REIT Subsidiary

      Beginning in 2004, we have reclassified in all periods presented for financial presentation purposes the operating results of Next>edge, our taxable REIT subsidiary, or TRS, from general and administrative expenses to interest income and other loss in our consolidated statements of income. Next>edge provides energy consulting services to commercial real estate owners. The following is a breakdown of the components of interest and other income (loss) for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Net loss from Next>edge	$(960)	$(1,135)	$(478)
Interest and other income	452	734	2,541

Interest income and other (loss)	$(508)	$(401)	$2,063

11.	Stock Option Plan

      We established a stock option plan for the purpose of attracting and retaining executive officers, directors and other key employees. As of December 31, 2004, 6,500,000 of our authorized shares of common stock have been reserved for issuance under that plan. All holders of the above options have a ten-year period to exercise such options and all options were granted at exercise prices equal to the market prices at the date of the grant.

      A summary of stock option activity and related information for the years ended December 31, 2004, 2003 and 2002 follows:

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000’s)	Price	(000’s)	Price	(000’s)	Price

Outstanding, beginning of period	3,426	$24.77	4,479	$24.91	5,014	$24.63
Granted	—	—	268	20.81	164	25.60
Exercised	(1,750)	24.42	(1,162)	24.04	(424)	21.40
Forfeited	(40)	28.12	(159)	27.37	(275)	25.68

Outstanding at end of year	1,636	$25.06	3,426	$24.77	4,479	$24.91

Exercisable at end of the period	1,366	$25.71	2,952	$25.03	3,691	$24.75

Weighted-average fair value of options granted	$—		$0.49		$1.66

      Exercise prices for options outstanding as of December 31, 2004 ranged from $19.13 to $32.25. The weighted average remaining contractual life of those options is approximately 5 years.

      Prior to January 1, 2003 we elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for our employee and directors stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options and that do not necessarily provide a reliable single measure of the fair value of our employee and director stock options. Under APB 25, because the exercise price of employee and director stock options we granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Beginning on January 1, 2003, we adopted prospectively the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” under which we began expensing the costs of new stock options granted to employees. There were no grants of stock options in 2004. We used the Black-Scholes option valuation model to estimate the fair value of the stock options granted in 2003 with the following weighted-average assumptions for 2003: risk-free interest rate of 2.92%, dividend yield of 9.70% and a volatility factor of the expected market price for our common stock of 0.186. During 2004 and 2003, we recognized approximately $44,000 and $41,000, respectively, of stock option based employee compensation costs for the stock options granted in 2003.

      Below we also present pro forma information regarding net income and earnings per share as if we had expensed all of our stock options granted prior to 2003. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002: risk-free interest rate of 4.28%, dividend yield of 7.80% and a volatility factor of the expected market price of our common stock of 0.190. The weighted average expected life of the options is approximately 7 to 10 years.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Our pro forma information for the years ended December 31, 2004, 2003 and 2002 follows (in thousands, except earnings per share information):

	2004	2003	2002

Net income available to common stockholders, as reported	$73,775	$58,509	$70,175
Stock based employee compensation costs for options granted prior to 2003 assuming fair value method	(201)	(843)	(1,477)

Net income available to common stockholders, as adjusted	$73,574	$57,666	$68,698

Earnings per share:
Basic as reported	$1.13	$0.92	$1.09

Basic as adjusted	$1.13	$0.91	$1.07

Diluted as reported	$1.12	$0.92	$1.09

Diluted as adjusted	$1.12	$0.90	$1.07

12.	Employee Retirement Savings Plan

401(k) Plan

      Effective June 12, 1997, we adopted a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Internal Revenue Code. The plan provides for matching contributions by us, which amounted to approximately $1.0 million in 2004, $888,000 in 2003 and $844,000 in 2002. Plan participants are immediately vested in their contributions and are vested equally over four years in matching contributions by us.

Deferred Compensation Plan

      We also have a Deferred Compensation Plan, or the Plan. This plan provides certain key employees, with supplemental deferred benefits in the form of retirement payments.

      During 2004 and 2003, we made contributions to the Plan totaling approximately $600,000 and $400,000, respectively. The contributions made by us on behalf of the Plan participants vest 100% to the benefit of the Plan participants after seven years of service to us. A life insurance policy has been purchased on the life of each Plan participant naming us as sole beneficiary to provide a reimbursement to us for all or a portion of the contributions made under the Plan including the cost of the use of our money.

13.	Subsequent Events

      On January 5, 2005, we sold an approximate 167,000 square foot property located in San Diego County for approximately $16.7 million. In conjunction with this sale we repaid a $7.2 million mortgage loan outstanding on this property. This property was classified as held for disposition in our balance sheet at December 31, 2004 and 2003. Also on this date, we acquired 707 Broadway, an approximate 170,000 square foot, 96.6% leased office property located in San Diego County for approximately $48.0 million. Approximately $2 million of the purchase price for 707 Broadway was funded with the issuance of OP Units.

      On January 5, 2005, Andrew Sobel, Executive Vice President — Strategic Planning, announced his resignation to pursue other business interests effective February 28, 2005. As part of his separation, Mr. Sobel entered into a Confidential Resignation Agreement and General Release and a Consulting Agreement with a term of 3 years. These agreements provide for the following:

•	Severance pay in an amount equal to 24 months’ base salary, plus an amount equal to Mr. Sobel’s 2003 bonus and an amount equal to the value of 16,080 unvested stock options for a total amount of $1,503,487;

•	The payment of premiums for Mr. Sobel and his dependents’ health and dental benefits coverage for no longer the duration of his Consulting Agreement;

•	Monthly consulting fee of $25,000;

•	The continued vesting over the term of the Consulting Agreement of 91,417 unvested restricted stock awards, which are held by Mr. Sobel pursuant to restricted stock agreements with Arden Realty, Inc.;

•	An agreement by Mr. Sobel not to engage in any business activity, during the term of the Consulting Agreement, that is the same or similar to Mr. Sobel’s work for Arden Realty, Inc. and that is within the same geographic territory and which is directly competitive with the business conducted by Arden Realty, Inc. at the time of Mr. Sobel’s resignation; and

•	Customary confidentiality, release of claims, non-disparagement, non-solicitation, and indemnification provisions.

      Upon the termination of his employment, Mr. Sobel forfeited 13,329 unvested restricted stock awards and 24,120 stock options (including the 16,080 for which he received payment as described above).

      On February 18, 2005, we extended the maturity of our Operating Partnership’s $125 million unsecured term loan with a group of banks led by Wells Fargo Bank from June of 2006 to February of 2012. In conjunction with this extension, our Operating Partnership also entered into a series of interest rate swap agreements to fix the interest rate through the extension period. Under these interest rate swap agreements, the interest rate on this loan is fixed at 5.29% from June of 2006 through May of 2007, 5.55% from June of 2007 through November of 2008, 5.76% from December of 2008 through May of 2010 and 5.99% from June of 2010 through February of 2012.

      On February 28, 2005, our Operating Partnership issued $300 million of senior unsecured notes due in March of 2015. Including offering expenses and the settlement of forward-starting swaps discussed in footnote 2, the all-in effective rate of these unsecured notes is approximately 5.5%. The proceeds from this issuance were used to redeem the notes discussed below and to reduce the outstanding balance on our Wells Fargo unsecured line of credit.

      On March 1, 2005, our Operating Partnership redeemed all of its $200 million, 8.875% senior unsecured notes, maturing March 1, 2005. The total paid for the redemption was 100% of the principal amount of $200 million, plus interest accrued through March 1, 2005.

14.	Quarterly Results — unaudited

      Following is a quarterly summary of our revenue and expenses for the years ended December 31, 2004 and 2003. Revenue and expenses may fluctuate significantly from quarter to quarter due to our development, renovation, acquisition and sales activity.

	For the Quarter Ended (in thousands, except per share amounts)

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Revenue	$99,829	$100,518	$103,277	$105,569
Property operating expenses	(32,465)	(32,528)	(34,657)	(33,985)
General and administrative	(4,484)	(4,665)	(4,823)	(5,531)
Interest expense	(23,147)	(21,019)	(21,352)	(23,338)
Depreciation and amortization	(28,882)	(30,481)	(30,595)	(31,729)
Interest and other income	766	(436)	(178)	(660)
Impairment on investment in securities	—	(2,700)	—	—
Minority interest	(1,345)	(1,267)	(2,406)	(237)
Discontinued operations, net of minority interest	2,160	1,305	973	1,815
Gain on sale of discontinued properties	6,429	400	937	22,707

Net Income	$18,861	$9,127	$11,176	$34,611

Net income per share:
Basic	$0.29	$0.14	$0.17	$0.53

Diluted	$0.29	$0.14	$0.17	$0.52

	For the Quarter Ended (in thousands, except per share amounts)

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003

Revenue	$96,022	$97,361	$100,136	$100,246
Property operating expenses	(29,786)	(31,077)	(33,463)	(31,653)
General and administrative	(3,590)	(3,981)	(4,391)	(4,969)
Interest expense	(22,866)	(23,085)	(23,785)	(23,357)
Depreciation and amortization	(26,973)	(27,979)	(28,998)	(28,002)
Interest and other income	104	149	(171)	(483)
Minority interest	(1,391)	(1,354)	(1,285)	(1,345)
Discontinued operations, net of minority interest	4,557	2,848	2,498	2,635
(Loss) Gain on sale of discontinued properties	(639)	6,021	—	555

Net Income	$15,438	$18,903	$10,541	$13,627

Net income per share:
Basic	$0.24	$0.30	$0.17	$0.21

Diluted	$0.24	$0.30	$0.16	$0.21

Note: Net income per share on a quarter by quarter basis may not sum to the year to date net income per share due to rounding.

15. Schedule of Commercial Properties and Accumulated Depreciation

December 31, 2004
(in thousands, except square foot data)

		Initial Costs		Basis Step Up			Total Costs

			Buildings		Buildings	Costs Capitalized		Buildings
	Square		and		and	Subsequent to		and		Accumulated			Year Built/
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated

Century Park Center	235,178	$7,190	$17,262	$—	$—	$12,292	$7,190	$29,554	$36,744	$8,549	$—		1972/94
Beverly Atrium	59,582	4,127	11,524	118	326	2,951	4,245	14,801	19,046	4,290	—		1989
Woodland Hills	229,616	6,566	14,765	365	880	7,992	6,931	23,637	30,568	7,853	—		1972/95
Anaheim City Centre	177,266	515	11,208	94	2,075	4,480	609	17,763	18,372	5,112	—		1986/91
425 West Broadway	72,317	1,500	4,462	305	918	2,201	1,805	7,581	9,386	2,164	—		1984
1950 Sawtelle	104,171	1,988	7,268	—	—	2,761	1,988	10,029	12,017	2,655	6,671	(3)	1988/95
Bristol Plaza	84,033	1,820	3,381	257	485	1,957	2,077	5,823	7,900	1,763	—		1982
16000 Ventura	175,275	1,700	17,145	185	1,929	4,974	1,885	24,048	25,933	6,573	11,319	(3)	1980/96
5000 East Spring	168,967	—	10,903	—	424	6,151	—	17,478	17,478	5,133	—		1989/95
70 South Lake	101,236	1,360	9,086	—	—	3,066	1,360	12,152	13,512	3,623	—		1982/94
Westwood Terrace	136,707	2,103	16,888	—	—	4,073	2,103	20,961	23,064	5,485	—		1988
Westlake — 5601 Lindero	106,144	2,576	7,747	—	—	4,148	2,576	11,895	14,471	3,714	—		1989
6100 Wilshire	202,675	1,200	19,886	—	—	6,702	1,200	26,588	27,788	7,471	—		1986
Calabasas Commerce Center	126,771	1,262	9,721	—	—	3,000	1,262	12,721	13,983	3,297	7,878	(3)	1990
Long Beach Airport — DF&G	272,013	—	14,457	—	—	1,549	—	16,006	16,006	3,487	—		1987/95
Skyview Center	398,261	6,514	33,696	—	—	9,232	6,514	42,928	49,442	10,830	—		1981/87/95
400 Corporate Pointe	165,487	3,383	17,779	74	391	6,494	3,457	24,664	28,121	6,041	—		1987
5832 Bolsa	49,355	690	3,611	15	80	1,541	705	5,232	5,937	1,936	—		1985
9665 Wilshire	159,645	6,697	22,574	139	473	10,396	6,836	33,443	40,279	8,666	—		1972/92/93
701 B Street	548,310	3,722	35,662	64	626	16,123	3,786	52,411	56,197	13,553	—		1982/96
100 West Broadway	191,371	4,570	15,276	—	—	4,393	4,570	19,669	24,239	4,507	—		1987/96
303 Glenoaks	177,898	6,500	18,132	—	—	6,617	6,500	24,749	31,249	5,706	—		1983/96
10351 Santa Monica	96,899	3,080	8,014	—	—	1,961	3,080	9,975	13,055	2,330	5,388	(3)	1984
2730 Wilshire	55,531	3,515	4,413	—	—	1,651	3,515	6,064	9,579	1,636	4,478	(3)	1985
Grand Avenue Plaza	82,872	620	2,909	—	—	4,132	620	7,041	7,661	1,428	5,675	(3)	1980/98

		Initial Costs		Basis Step Up			Total Costs

			Buildings		Buildings	Costs Capitalized		Buildings
	Square		and		and	Subsequent to		and		Accumulated			Year Built/
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated

Burbank Executive Plaza	63,320	1,100	4,418	—	—	2,511	1,100	6,929	8,029	2,026	—		1987/83
333 N. Glenoaks	82,939	1,500	5,976	—	—	3,309	1,500	9,285	10,785	2,413	—		1978/83
Center Promenade	177,072	2,310	9,296	—	—	3,433	2,310	12,729	15,039	2,992	—		1982
Los Angeles Corporate Center	389,615	26,781	15,165	—	—	9,677	26,781	24,842	51,623	6,990	—		1986
5200 West Century	312,700	2,080	9,510	—	—	15,728	2,080	25,238	27,318	4,907	—		1982/98/99
15250 Ventura	112,142	2,560	10,313	—	—	3,800	2,560	14,113	16,673	3,430	—		1970/90-91
10350 Santa Monica	42,696	860	3,458	—	—	855	860	4,313	5,173	971	—		1979
535 N. Brand Blvd.	109,104	1,600	8,427	—	—	11,739	1,600	20,166	21,766	2,951	—		1973/92/99
10780 Santa Monica	93,211	2,625	7,531	—	—	2,880	2,625	10,411	13,036	2,668	—		1984
4900 California	155,791	4,680	14,133	—	—	3,756	4,680	17,889	22,569	4,122	—		1983
Clarendon Crest	43,222	1,300	3,741	—	—	1,529	1,300	5,270	6,570	1,279	3,106	(3)	1990
Noble Professional Center	52,599	1,657	4,817	—	—	1,344	1,657	6,161	7,818	1,479	3,481	(3)	1985/93
South Bay Centre	204,197	4,775	13,646	—	—	5,716	4,775	19,362	24,137	4,654	12,420	(3)	1984
8383 Wilshire	424,588	13,570	43,213	—	—	14,756	13,570	57,969	71,539	13,573	—		1971/93
Parkway Center I	61,289	1,480	5,651	—	—	1,053	1,480	6,704	8,184	1,563	—		1992/95
Centerpointe La Palma	603,582	16,011	60,874	—	—	13,223	16,011	74,097	90,108	16,782	32,918	(3)	1986/88/90
299 N. Euclid	74,573	1,050	5,738	—	—	5,700	1,050	11,438	12,488	2,790	—		1983/99
2800 28th Street	106,481	2,938	8,425	—	—	4,054	2,938	12,479	15,417	2,919	—		1979
1000 Town Center	108,508	2,800	10,638	—	—	2,029	2,800	12,667	15,467	2,793	—		1989
Mariner Court	105,436	2,350	9,176	—	—	1,781	2,350	10,957	13,307	2,571	6,660	(3)	1989
Pacific Gateway	225,805	6,288	18,417	—	—	6,818	6,288	25,235	31,523	6,832	—		1982/90
Irvine Corporate Center	126,781	1,808	5,295	—	—	4,559	1,808	9,854	11,662	1,849	—		1980/88/99
Crown Cabot Financial	174,222	7,056	20,667	—	—	9,352	7,056	30,019	37,075	7,064	—		1989
120 S. Spalding	64,877	2,775	8,287	—	—	4,863	2,775	13,150	15,925	3,189	7,943	(3)	1984
1370 Valley Vista	81,962	2,698	7,900	—	—	1,643	2,698	9,543	12,241	2,179	5,378	(3)	1988
Foremost Professional Plaza	60,311	2,049	6,001	—	—	1,090	2,049	7,091	9,140	1,579	8,664		1992
Northpoint	105,145	1,800	19,022	—	—	3,790	1,800	22,812	24,612	4,498	—		1991
Conejo Business Center	69,425	2,489	6,960	—	—	1,740	2,489	8,700	11,189	1,677	3,617		1991

		Initial Costs		Basis Step Up			Total Costs

			Buildings		Buildings	Costs Capitalized		Buildings
	Square		and		and	Subsequent to		and		Accumulated			Year Built/
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated

Marin Corporate Center	51,776	1,956	5,589	—	—	1,108	1,956	6,697	8,653	1,089	2,585		1986
145 South Fairfax	54,398	1,825	5,325	—	—	2,473	1,825	7,798	9,623	1,513	3,869		1984
Bernardo Regency	48,052	1,625	4,764	—	—	1,722	1,625	6,486	8,111	1,465	—		1986
Fountain Valley City Centre	303,267	8,250	23,513	—	—	5,941	8,250	29,454	37,704	6,305	—		1982
Wilshire Pacific Plaza	101,229	3,750	10,996	—	—	4,052	3,750	15,048	18,798	3,520	—		1976/87
World Savings Center	473,581	—	106,259	—	—	27,569	—	133,828	133,828	26,957	—		1983
Sunset Point Plaza	59,186	2,075	6,077	—	—	1,360	2,075	7,437	9,512	1,525	3,359	(3)	1988
Activity Business Center	167,170	3,650	10,690	—	—	2,581	3,650	13,271	16,921	2,634	7,222		1987
Westlake Gardens	50,267	1,831	5,405	—	—	2,311	1,831	7,716	9,547	2,226	—		1998
9100 Wilshire	328,697	16,250	47,593	—	—	10,957	16,250	58,550	74,800	13,075	—		1971/90
Westwood Center	314,366	3,159	24,374	—	—	85,669	3,159	110,043	113,202	13,432	—		1965/2000
1919 Santa Monica	43,766	2,580	7,623	—	—	1,296	2,580	8,919	11,499	1,697	3,620	(3)	1991
600 Corporate Pointe	275,113	8,575	34,632	—	—	8,273	8,575	42,905	51,480	8,556	17,214	(3)	1989
150 East Colorado Boulevard	61,657	1,988	5,880	—	—	2,588	1,988	8,468	10,456	1,860	4,635	(3)	1979/97
5161 Lankershim	180,940	5,016	24,908	—	—	4,723	5,016	29,631	34,647	6,136	13,196	(3)	1985/97
Huntington Beach Plaza	53,459	1,109	3,284	—	—	1,335	1,109	4,619	5,728	1,068	1,468	(3)	1984/96
Fountain Valley Plaza	107,313	2,949	8,728	—	—	3,282	2,949	12,010	14,959	2,302	4,699	(3)	1982
Newport Irvine Center	75,184	2,215	6,554	—	—	1,784	2,215	8,338	10,553	1,895	3,154	(3)	1981/97
Von Karman Corporate Center	452,378	11,513	34,077	—	—	11,792	11,513	45,869	57,382	10,219	18,592	(3)	1981/84
South Coast Executive
Center	61,292	1,563	4,526	—	—	1,369	1,563	5,895	7,458	1,281	2,199	(3)	1979/97
City Centre I	141,903	4,792	14,172	—	—	3,724	4,792	17,896	22,688	3,491	6,859	(3)	1985/97
Orange Financial Center	307,920	10,379	34,714	—	—	9,792	10,379	44,506	54,885	9,325	17,679	(3)	1985/95
Carlsbad Corporate Center	129,000	3,722	12,104	—	—	8,882	3,722	20,986	24,708	3,836	9,068	(3)	1996
Balboa Corporate Center	70,987	2,759	7,884	—	—	1,209	2,759	9,093	11,852	1,501	5,580	(3)	1990

		Initial Costs		Basis Step Up			Total Costs

			Buildings		Buildings	Costs Capitalized		Buildings
	Square		and		and	Subsequent to		and		Accumulated			Year Built/
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated

Panorama Corporate Center	130,396	6,512	19,249	—	—	4,408	6,512	23,657	30,169	4,312	12,544	(3)	1991
Ruffin Corporate Center	45,059	1,766	5,222	—	—	71	1,766	5,293	7,059	939	3,330	(3)	1990
Skypark Office Plaza	203,946	5,733	21,047	—	—	7,322	5,733	28,369	34,102	5,719	—		1986
Governor Park Plaza	104,441	3,382	10,005	—	—	3,299	3,382	13,304	16,686	3,265	4,890	(3)	1986
5120 Shoreham	37,813	1,224	3,621	—	—	1,283	1,224	4,904	6,128	1,430	2,903	(3)	1984
Torreyana Science Park	81,204	5,035	14,878	—	—	648	5,035	15,526	20,561	2,845	9,236	(3)	1980/97
Camarillo Business Park	154,298	3,522	10,427	—	—	3,680	3,522	14,107	17,629	3,305	8,100	(3)	1984/97
5702 Bolsa	27,731	589	1,745	—	—	178	589	1,923	2,512	382	915	(3)	1987/97
5672 Bolsa	12,110	254	753	—	—	65	254	818	1,072	159	321	(3)	1987
5632 Bolsa	21,568	458	1,358	—	—	92	458	1,450	1,908	275	822	(3)	1987
Huntington Commerce Center	69,749	992	2,941	—	—	578	992	3,519	4,511	777	1,513	(3)	1987
Savi Tech Center	242,327	5,876	17,396	—	—	3,390	5,876	20,786	26,662	4,630	14,320	(3)	1989
Yorba Linda Business Park	165,710	2,629	7,796	—	—	1,230	2,629	9,026	11,655	1,904	4,057	(3)	1988
Cymer Technology Center	155,612	5,446	16,109	—	—	2,819	5,446	18,928	24,374	3,324	10,615	(3)	1986
Poway Industrial	112,000	1,876	5,561	—	—	305	1,876	5,866	7,742	1,091	3,397	(3)	1991/96
10180 Scripps Ranch	43,560	1,165	3,448	—	—	298	1,165	3,746	4,911	688	1,941	(3)	1978/96
Via Frontera	77,920	1,792	5,306	—	—	1,024	1,792	6,330	8,122	1,495	2,797	(3)	1982/97
Westridge	48,955	1,807	5,345	—	—	616	1,807	5,961	7,768	1,204	2,890	(3)	1984/96
6060 Center Drive	256,665	4,299	48,701	—	—	12,046	4,299	60,747	65,046	7,118	—		2000
Howard Hughes — Spectrum Club	36,959	2,500	7,500	—	—	37	2,500	7,537	10,037	1,271	—		1993
6080 Center Drive	286,568	5,082	49,853	—	—	23,702	5,082	73,555	78,637	7,209	—		2001
6100 Center Drive	284,798	2,513	57,079	—	—	24,174	2,513	81,253	83,766	3,390	—		2002
11075 Santa Monica	35,996	1,225	3,588	—	—	1,407	1,225	4,995	6,220	1,196	—		1983
Continental Grand Plaza	237,494	7,125	39,416	—	—	9,252	7,125	48,668	55,793	9,634	26,011	(3)	1986
Calabasas Tech	283,692	11,513	32,696	—	—	8,501	11,513	41,197	52,710	8,745	—		1990/2001
Oceangate Tower	218,554	3,080	19,838	—	—	4,290	3,080	24,128	27,208	4,603	—		1971/93/94

		Initial Costs		Basis Step Up			Total Costs

			Buildings		Buildings	Costs Capitalized		Buildings
	Square		and		and	Subsequent to		and		Accumulated			Year Built/
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated

Genesee Executive Plaza	155,014	6,750	19,691	—	—	5,651	6,750	25,342	32,092	5,295	15,908	(3)	1984
Solar Drive Business Center	138,341	4,250	12,447	—	—	2,093	4,250	14,540	18,790	2,680	—		1982
601 S. Glenoaks	74,745	2,450	7,132	—	—	1,712	2,450	8,844	11,294	1,574	5,535	(3)	1990
Tourney Pointe	219,673	6,047	20,312	—	—	12,880	6,047	33,192	39,239	6,592	—		1985/98/2000
Hillside Corporate Center	61,000	2,213	7,336	—	—	2,285	2,213	9,621	11,834	1,792	—		1998
Westlake Gardens II	48,874	1,831	5,493	—	—	1,448	1,831	6,941	8,772	1,280	—		1999
Howard Hughes Tower	316,014	5,830	44,839	—	—	14,405	5,830	59,244	65,074	11,543	—		1987
2001 Wilshire Blvd.	99,565	5,006	14,540	—	—	1,861	5,006	16,401	21,407	2,593	—		1980
Carmel Valley Centre	109,518	4,900	23,336	—	—	1,794	4,900	25,130	30,030	1,440	—		1987/89
Carmel View Office Plaza	77,672	3,100	9,342	—	—	972	3,100	10,314	13,414	675	—		1985
Crossroads	134,477	3,950	12,810	—	—	1,723	3,950	14,533	18,483	969	—		1979
Governor Executive Center	52,828	1,500	9,670	—	—	368	1,500	10,038	11,538	521	—		1988
Gateway Towers	433,545	5,585	56,892	—	—	4,093	5,585	60,985	66,570	3,594	—		1984/86
Governor Executive Center II	101,433	1,959	17,958	—	—	2,895	1,959	20,853	22,812	1,545	—		1989
Homestore	137,762	9,128	19,253	—	—	3,790	9,128	23,043	32,171	386	—		2000
Warner Corporate Center	253,000	2,860	53,725	—	—	8,806	2,860	62,531	65,391	603	—		1988

	18,110,660	$452,473	$1,879,789	$1,616	$8,607	$660,848	$454,089	$2,549,244	$3,003,333	$491,442	$382,639

(1)	The depreciable lives for buildings and improvements and furniture, fixtures and equipment range from five to forty seven years. Tenant improvements and leasing costs are depreciated over the remaining term of the lease.

(2)	Amounts shown net of write-offs of fully depreciated assets and include total capitalized interest of $54.6 million.

(3)	All of these properties are collateral for our $365.3 million mortgage financings. The encumbrance allocated to an individual property is based on the related individual release price.

ARDEN REALTY, INC.

15. Schedule of Commercial Properties and Accumulated Depreciation (continued)

      The changes in our investment in commercial properties and related accumulated depreciation for each of the periods in the three years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	Arden Realty, Inc.

	For the Years Ended December 31,

	2004	2003	2002

Commercial Properties:
Balance at beginning of period	$3,008,081	$3,045,208	$2,797,052
Improvements	93,811	77,532	95,073
Disposition of property	(196,999)	(97,632)	(24,094)
Write offs of fully depreciated assets	(65,591)	(37,913)	(24,129)
Acquisition of properties	97,503	22,054	134,938
Transfers from (to) properties under development and land available for development	66,528	—	66,368
Reclassification to other assets	—	(1,168)	—

Balance at end of period	$3,003,333	$3,008,081	$3,045,208

Accumulated Depreciation:
Balance at beginning of period	$(460,732)	$(392,611)	$(307,082)
Depreciation for period	(125,315)	(118,416)	(111,022)
Disposition of property	29,817	12,325	1,982
Write offs of fully depreciated assets	65,591	37,913	24,129
Transfers to (from) properties under development and land available for development	(803)	—	(618)
Reclassification to other assets	—	57	—

Balance at end of period	$(491,442)	$(460,732)	$(392,611)