Form 10-Q
period 2005-03-31
ARDEN REALTY INC
filed 2005-05-10
CIK 1013794

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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
Yes ☑  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

As of May 6, 2005, there were 66,768,047 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

ARDEN REALTY, INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Arden Realty, Inc.

Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets
Investment in real estate:
Land	$426,445	$424,041
Buildings and improvements	2,319,317	2,071,035
Tenant improvements and leasing commissions	355,944	344,210

	3,101,706	2,839,286
Less: accumulated depreciation and amortization	(483,827)	(462,411)

	2,617,879	2,376,875

Properties under development/renovation	—	16,295
Land available for development	23,795	23,795
Properties held for disposition, net	120,219	135,016

Net investment in real estate	2,761,893	2,551,981

Cash and cash equivalents	3,524	13,040
Restricted cash	14,852	14,788
Rent and other receivables, net of allowance of $3,693 and $3,748 at March 31, 2005 and December 31, 2004, respectively	7,415	5,953
Deferred rent, net of allowance of $1,825 and $1,933 at March 31, 2005 and December 31, 2004, respectively	43,391	42,886
Prepaid financing costs, expenses and other assets, net of accumulated amortization of $10,183 and $13,244 at March 31, 2005 and December 31, 2004, respectively	34,015	31,349

Total assets	$2,865,090	$2,659,997

Liabilities
Mortgage loans payable	$369,971	$371,548
Mortgage loans payable – properties held for disposition	3,857	11,091
Unsecured lines of credit	259,000	121,500
Unsecured term loan	125,000	125,000
Unsecured senior notes, net of discount	792,537	696,945
Accounts payable and accrued expenses	48,931	58,215
Security deposits	25,928	25,498
Dividends payable	33,681	33,494

Total liabilities	1,658,905	1,443,291

Minority interest	21,780	20,414

Stockholders’ Equity
Preferred stock, $.01 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 66,695,239 and 66,325,709 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	667	664
Additional paid-in capital	1,196,693	1,212,508
Deferred compensation	(12,312)	(12,830)
Accumulated other comprehensive loss	(643)	(4,050)

Total stockholders’ equity	1,184,405	1,196,292

Total liabilities and stockholders’ equity	$2,865,090	$2,659,997

     See accompanying notes to consolidated financial statements.

Arden Realty, Inc.

Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2005	2004
Property revenues	$102,120	$94,257
Property operating expenses	33,549	30,465

	68,571	63,792

General and administrative expenses	8,245	4,484
Interest expense	22,926	23,058
Depreciation and amortization	30,696	27,127
Interest and other loss (income)	251	(765)
Minority interest	164	1,301

Income from continuing operations	6,289	8,587

Discontinued operations, net of minority interest	1,252	3,845
Gain on sale of discontinued properties	2,057	6,429
Loss from debt defeasance related to sale of discontinued property	(557)	—

Net income	$9,041	$18,861

Basic net income per common share:
Income from continuing operations	$0.10	$0.13
Income from discontinued operations	0.04	0.16

Net income per common share – basic	$0.14	$0.29

Weighted average number of common shares – basic	66,258	64,813

Diluted net income per common share:
Income from continuing operations	$0.10	$0.13
Income from discontinued operations	0.04	0.16

Net income per common share – diluted	$0.14	$0.29

Weighted average number of common shares – diluted	66,637	65,228

Dividends declared per common share	$0.505	$0.505

See accompanying notes to consolidated financial statements.

Arden Realty, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
Operating Activities:
Net income	$9,041	$18,861
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest, including discontinued operations	235	1,568
Gain on sale of discontinued properties	(2,057)	(6,429)
Depreciation and amortization, including discontinued operations	32,247	30,332
Amortization of loan costs	870	1,079
Non-cash compensation expense	519	746
Changes in operating assets and liabilities:
Rent and other receivables	(1,462)	(2,057)
Deferred rent	(2,162)	(1,637)
Prepaid financing costs, expenses and other assets	(481)	(533)
Accounts payable and accrued expenses	(6,556)	1,641
Security deposits	583	271

Net cash provided by operating activities	30,777	43,842

Investing Activities:
Acquisitions and improvements to commercial properties	(252,740)	(24,786)
Proceeds from sale of properties	16,331	67,884

Net cash (used in) provided by investing activities	(236,409)	43,098

Financing Activities:
Repayments of mortgage loans	(8,811)	(1,452)
Proceeds from unsecured lines of credit	253,500	40,000
Repayments of unsecured lines of credit	(116,000)	(105,000)
Proceeds from issuance of unsecured senior notes, net of discount and other issuance costs	293,216	—
Repayment of unsecured senior notes	(200,000)	—
Proceeds from issuance of common stock	8,614	22,391
Distributions to preferred operating partnership unit holders	—	(1,078)
Increase in restricted cash	(64)	(1,336)
Distributions to minority interests	(845)	(853)
Dividends paid	(33,494)	(32,535)

Net cash provided by (used in) financing activities	196,116	(79,863)

Net (decrease) increase in cash and cash equivalents	(9,516)	7,077
Cash and cash equivalents at beginning of period	13,040	4,707

Cash and cash equivalents at end of period	$3,524	$11,784

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$25,724	$22,032

See accompanying notes to consolidated financial statements.

Arden Realty, Inc.

Notes to Consolidated Condensed Financial Statements
March 31, 2005
(unaudited)

1. Organization and Basis of Presentation

     Organization

     The terms “Arden Realty”, “us”, “we” and “our” as used in this report refer to Arden Realty, Inc. Through our controlling interest in Arden Realty Limited Partnership, or the Operating Partnership, and our other subsidiaries, we own, manage, lease, develop, renovate and acquire commercial office properties located in Southern California. As of March 31, 2005, our portfolio was comprised of 121 primarily suburban office properties, consisting of 198 buildings with approximately 18.9 million net rentable square feet, including 8 properties and 12 buildings currently held for disposition. As of March 31, 2005, our operating portfolio was 91.1% occupied excluding the 8 properties currently held for disposition. Including these properties, our portfolio was 90.4% occupied.

     The minority interests at March 31, 2005 consist of limited partnership interests in the Operating Partnership totaling approximately 2.5%.

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

     Interim Financial Data

     The accompanying consolidated condensed financial statements should be read in conjunction with our 2004 Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission. The accompanying financial information reflects all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

     Reclassifications

     Certain prior year amounts on our consolidated balance sheets and consolidated statements of income have been reclassified to confirm with the current year presentation for properties sold and classified as “held for disposition” pursuant to SFAS 144.

     Recent Accounting Pronouncements

     In December 2004, the FASB issued Statement 123 (revised), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. The new standard will be effective as of the beginning of the first fiscal year beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on our results of operations or financial condition.

2. Commercial Properties

     Property Dispositions

						Gross Sales Price
Property	County	Submarket	Date of Sale	Property Type	Square Feet	($000’s)
Activity Business Center	San Diego	Miramar	January 5, 2005	Office	167,170	$16,650

     Property Acquisitions

						Gross Acquisition
			Date of		Square	Price
Property	County	Submarket	Purchase	Property Type	Feet	($000’s)
707 Broadway	San Diego	Downtown	January 5, 2005	Office	169,536	$48,000	(1)

Sorrento Mesa Corporate Center	San Diego	Sorrento Mesa	March 22, 2005	Office/Retail	608,253	185,000

					777,789	$233,000

(1)	Approximately $2.0 million of the acquisition price was funded through the issuance of 54,950 common operating partnership units at an average price of $37.27.

     We expect to finalize our purchase price allocations to the assets acquired and liabilities assumed after our valuation procedures are completed, but no later than one year from the date of purchase.

3. Discontinued Operations and Properties Held for Disposition

     Since the beginning of 2004, we have sold a total of 13 properties and have classified as “held for disposition” an additional 8 properties totaling approximately 1.2 million square feet as of March 31, 2005. The results of operations classified as discontinued operations for these properties for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Revenues from rental operations	$5,006	$11,964
Property expenses	(2,030)	(4,392)
Depreciation and amortization	(1,551)	(3,205)
Interest expense	(102)	(255)
Minority interest	(71)	(267)

Discontinued operations, net of minority interest	$1,252	$3,845

Gain on sale of discontinued properties	$2,057	$6,429

4. Outstanding Indebtedness

     A summary of our outstanding indebtedness as of March 31, 2005 and December 31, 2004 is as follows:

			Stated Annual
			Interest Rate at		Number of
	March 31,	December 31,	March 31,	Rate	Properties
Type of Debt	2005	2004	2005	Fixed/Floating	Securing Loan	Maturity
	(in thousands)
Mortgage Loans Payable:
Fixed Rate
Mortgage Financing III(1)	131,889	132,323	6.74%	Fixed	21	4/08
Mortgage Financing IV(1)	107,848	108,194	6.61%	Fixed	12	4/08
Mortgage Financing V(1)	102,848	103,504	6.94%	Fixed	12	4/09
Mortgage Financing VI(1)	21,273	21,325	7.54%	Fixed	3	4/09
Activity Business Center(1), (2)	—	7,222	—	Fixed	1	—
145 South Fairfax(1)	3,857	3,869	8.93%	Fixed	1	1/27
Marin Corporate Center(1)	2,549	2,585	9.00%	Fixed	1	7/15
Conejo Business Center(1)	2,495	2,531	8.75%	Fixed	(Note 3)	7/15
Conejo Business Center(1)	1,069	1,086	7.88%	Fixed	(Note 3)	7/15

	373,828	382,639

Unsecured Lines of Credit:
Floating Rate
Wells Fargo - $310 mm(4)	249,000	111,500	3.82%	LIBOR + 0.90% (Notes 5,6)	—	4/06
City National Bank - $20 mm(4)	10,000	10,000	3.65%	LIBOR + 0.90%	—	8/05

	259,000	121,500

Unsecured Term Loan:
Fixed Rate
Wells Fargo - $125 mm(4)	125,000	125,000	4.55%	Fixed (Note 7)	—	2/12

Unsecured Senior Notes:
Fixed Rate
2005 Notes(8), (9)	—	199,974	8.88%	Fixed	—	3/05
2007 Notes(8)	147,716	149,395	7.00%	(Note 10)	—	11/07
2010 Notes(8)	49,795	49,785	9.15%	Fixed	—	3/10
2010 Notes(8)	99,533	99,513	8.50%	Fixed	—	11/10
2011 Notes(8)	198,343	198,278	5.20%	Fixed	—	9/11
2015 Notes(11)	297,150	—	5.25%	Fixed	—	3/15

	792,537	696,945

Total Debt	$1,550,365	$1,326,084

(1)	Requires monthly payments of principal and interest.

(2)	This loan was repaid in full on January 3, 2005.

(3)	Both mortgage loans are secured by the Conejo Business Center property.

(4)	Requires monthly payments of interest only, with outstanding principal balance due upon maturity.

(5)	This line of credit also has an annual 20 basis point facility fee on the entire $310 million commitment amount.

(6)	We have entered into interest rate swap agreements that fixed the interest rate on $50 million of the outstanding balance on this line of credit at 3.95% through April 2006.

(7)	On February 18, 2005, we extended the maturity of this loan to February 2012. This loan bears interest at LIBOR + 1.25%, however we have entered into interest rate swap agreements that fixed the interest rate on this loan at 4.55% in 2005 and 4.70% from January through June 2006. In conjunction with the extension of the maturity date of this loan, we entered into interest rate swap agreements that fixed the interest rate at 5.29% from June 2006 through May 2007, 5.55% from June 2007 through November 2008, 5.76% from December 2008 through May 2010 and 5.99% from June 2010 through February 2012.

(8)	Requires semi-annual interest payments only, with principal balance due upon maturity.

(9)	These senior unsecured notes were redeemed on March 1, 2005.

(10)	We have entered into interest rate swap agreements to float the interest rate on $100 million of the outstanding balance of these notes at a rate of LIBOR + 3.1% through November 2007. Including these swap agreements, the effective interest rate on these notes was approximately 6.83% as of March 31, 2005.

(11)	On February 28, 2005, we issued $300 million of unsecured senior notes at an interest rate of 5.25%, maturing March 31, 2015.

5. Interest Rate Hedge Agreements

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

     Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments and for hedging activities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting hedge accounting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

     We have used such agreements to fix the floating interest rate associated with $50 million of the Wells Fargo unsecured line of credit and the entire $125 million balance of the unsecured term loan. In conjunction with the extension of our $125 million unsecured term loan in February 2005, we also entered into a series of interest rate swap agreements to fix the interest rate through the extension period. Under these interest rate swap agreements, the interest rate on this loan is effectively fixed at 5.29% from June of 2006 through May of 2007, 5.55% from June of 2007 through November of 2008, 5.76% from December of 2008 through May of 2010 and 5.99% from June of 2010 through February of 2012. The fair value of the interest rate swaps designated as cash flow hedges of the interest payments on the unsecured term loan and unsecured credit facility of $3.6 million at March 31, 2005 has been deferred in accumulated other comprehensive loss on our balance sheet. The estimated fair value of these interest rate hedge agreements are dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair value may significantly change during the term of the agreements. Changes in the fair value of these instruments will be deferred in other comprehensive loss and will be subsequently reclassified into interest expense as the hedged interest payments occur. If these derivatives were terminated before their maturity and the hedged debt instruments remained outstanding, amounts deferred in other comprehensive loss related to the terminated derivatives would be reclassified out of other comprehensive loss into interest expense as the hedged interest payments occur. If the underlying debt related to these hedges were to be repaid prior to maturity, any amounts deferred in other comprehensive loss related to these derivatives would be immediately reclassified into current earnings.

     In August 2004, we settled $150 million of forward-starting swaps that we entered into in 2003 that were hedging the variability associated with a forecasted $200 million issuance of unsecured senior notes. Associated with the settlement of these forward-starting swaps, we paid approximately $500,000 to the swap counterparties. This amount had been deferred in other comprehensive income and will be reclassified into interest expense as the hedged interest payments on the debt occur.

     In February 2005, we settled $300 million of forward-starting swaps that we entered into in 2004 that were hedging the variability associated with a forecasted $300 million issuance of unsecured senior notes. Associated with the settlement of these forward-starting swaps, we paid approximately $3.9 million to the swap counterparties. This amount had been deferred in other comprehensive loss and will be reclassified into interest expense as the hedged interest payments on the debt occur.

     In 2003, we also entered into reverse interest rate hedge agreements to float $100 million of the fixed interest rate associated with the 7.00% senior unsecured notes due in November of 2007. Under these reverse hedges, we will receive interest at a fixed rate of 7.00% and pay interest at a variable rate averaging the six-month LIBOR in arrears plus 3.10%. The interest rate hedges mature at the same time the notes are due. These hedges qualify as fair value hedges for accounting purposes. Net semi-annual interest payments will be recognized as increases or decreases in interest expense. The fair value of the interest rate hedges will be recognized on our balance sheet and the carrying value of the senior unsecured notes will be increased or decreased by an offsetting amount. At March 31, 2005, the fair value of our fair value hedges was an unrealized loss of approximately $1.9 million and was reported in accounts payable and accrued expenses line item on our balance sheet. The offsetting adjustment to the hedged debt was included in the unsecured senior notes line item on our balance sheet. No hedge ineffectiveness was recognized on our fair value hedging relationships. The estimated fair value of these interest rate hedge agreements are dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair value may significantly change during the term of the agreements. During the three months ended March 31, 2005 and 2004, we recognized approximately $30,000 and $700,000, respectively, as a reduction of interest expense related to our fair value hedges.

6. Stockholders’ Equity and Minority Interests

     A common Operating Partnership unit, or common OP Unit, and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A common OP Unit may be redeemed for cash or, at the election of the Operating Partnership, for shares of our common stock on a one-for-one basis.

     During the three months ended March 31, 2005 and 2004, we redeemed an aggregate of 5,000 and 16,000 common OP Units, respectively, of the Operating Partnership for shares of our common stock.

     In conjunction with the acquisition of 707 Broadway (see footnote 2), our Operating Partnership issued a total of 54,950 common OP Units for a total value of approximately $2.0 million issued as part of the consideration to acquire the property.

     During the three months ended March 31, 2005 and 2004, we issued a total of 338,234 and 1,023,304, respectively, common shares relating to exercises of stock options.

     On March 28, 2005, we issued a total of 39,625 restricted stock awards to certain key employees. Holders of these shares have full voting rights and will receive any dividends but are prohibited from selling or transferring unvested shares. The fair market value on the date of these grants for these shares was $34.49. These restricted shares vest equally on the anniversary date of the awards over 3 years. We recorded approximately $2,000 of compensation expense during the three months ended March 31, 2005 and will record compensation expense for these grants on a straight-line basis over the respective vesting period.

     On March 14, 2005, we declared a quarterly divided of $0.505 per share to stockholders of record on March 31, 2005. This dividend was paid on April 20, 2005. We declared quarterly dividends of $0.505 per share for each of the three months ended March 31, 2005 and 2004.

7. Income (Loss) from Taxable REIT Subsidiary

     Included in interest and other loss are the operating results of our taxable REIT subsidiary, or TRS. Under the name of Next>edge, the TRS provides energy consulting services to commercial real estate owners. The following is a breakdown of the components of interest and other income (loss) for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net (loss) income from TRS	$(490)	$638
Interest and other income	239	128

	$(251)	$766

8. Stock Option Plan

     Beginning on January 1, 2003, we adopted the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” under which we began expensing the costs of new stock options granted to employees in 2003 in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” We used the Black-Scholes option valuation model to estimate the fair value of the stock options granted. During the three months ended March 31, 2005 and March 31, 2004, we expensed approximately $9,000 of stock option based employee compensation costs.

     The following table reflects pro forma net income and earnings per share had we elected to expense all options granted prior to 2003 assuming the fair value method and using the Black-Scholes option valuation model (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net income available to common stockholders, as reported	$9,041	$18,861
Stock based employee compensation costs for options granted prior to 2003 assuming fair value method	(11)	(77)

Net income available to common stockholders, as adjusted	$9,030	$18,784

Earnings per share:
Basic as reported	$0.14	$0.29

Basic as adjusted	$0.14	$0.29

Diluted as reported	$0.14	$0.29

Diluted as adjusted	$0.14	$0.29

9. Comprehensive Income

     Comprehensive income for the three months ended March 31, 2005 and 2004, respectively, consisted of net income, plus the results of changes in value of cash flow hedges not reflected in the Consolidated Statements of Income. The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income	$9,041	$18,861
Other comprehensive income (loss):
Unrealized derivative gain (loss) on cash flow hedges	3,027	(8,847)
Reclassification adjustment for losses included in earnings	380	799

Comprehensive income	$12,448	$10,813

10. Commitments and Contingencies

     We are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business, none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results of operations. There were no material changes in our legal proceedings during the three months ended March 31, 2005.

11. Subsequent Events

     On April 13, 2005, we acquired 5670 Wilshire, an approximate 408,000 square foot, 92% leased office property located in Los Angeles County for approximately $93 million. In conjunction with this acquisition, we assumed an approximate $51.5 million mortgage loan, with an interest rate of 8.5%, that matures in September of 2008.

     On April 15, 2005,we filed a Form 8-K with the Securities and Exchange Commission outlining recent material agreements entered into by us. Included in this report was information regarding restricted shares granted to our directors and senior executives, directors’ fees and retainers and approved salaries for certain executives for 2005, and the provisions of a new four-year Outperformance Plan through which certain executives can receive equity or cash awards if returns generated for shareholders are in excess of threshold amounts.

     On April 28, a 130,000 square foot tenant in San Diego County defaulted on their lease agreement with us. Annual rents from this tenant are approximately $1.8 million. All outstanding amounts for this tenant were fully reserved as of March 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion relates to our unaudited consolidated financial statements included herein, which should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Form 10-Q and in our 2004 Annual Report on Form 10-K, as amended.

     This Form 10-Q, including the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act pertaining to, among other things, our future results of operations, capital resources, portfolio performance, cash available for distribution, acquisitions, lease renewals, property development, property renovation, capital requirements, funds from operations, anticipated market and demographic conditions and general business, industry and economic conditions applicable to us. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue” or comparable terminology.

     Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements are inherently subject to certain risks, trends and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from our expectations include the availability and cost of capital for future investments, our ability to lease or re-lease space at current or anticipated rents, changes in the supply of and demand for our properties, changes in interest rate levels, risks associated with the development, acquisition or disposition of properties, competition within the industry, real estate and market conditions, and other risks detailed from time to time in our SEC filings. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including risks and factors included in other sections of this Form 10-Q. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2004. Those risks continue to be relevant to our performance and financial condition. We also operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

     In addition, we expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they were made, to anticipate future results or trends.

     We are a self-administered and self-managed real estate investment trust that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are managed by 6 senior executive officers who have experience in the real estate industry ranging from 14 to 35 years and who collectively have an average of 20 years experience. We perform all property and development management, accounting, finance and acquisition, disposition activities and a majority of our leasing transactions with our staff of approximately 300 employees.

     As of March 31, 2005, we were Southern California’s largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio was comprised of 121 primarily suburban office properties, consisting of 198 buildings with approximately 18.9 million net rentable square feet, including 8 properties and 12 building currently held for disposition. As of March 31, 2005, our operating portfolio was 91.1% occupied, excluding the 8 properties currently held for disposition. Including these properties our portfolio was 90.4% occupied.

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

Critical Accounting Policies

     Refer to our 2004 Annual Report on Form 10-K for a discussion of our critical accounting policies. There were no material changes to these policies during the three months ended March 31, 2005.

Off-Balance Sheet Arrangements

     As of March 31, 2005, we do not have off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RESULTS OF OPERATIONS

     Our financial position and operating results primarily relate to our portfolio of commercial properties and income derived from those properties. Therefore, the comparability of financial data from period to period will be affected by the timing of property developments, acquisitions and dispositions.

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004
(in thousands, except number of properties and percentages):

	Three Months Ended
	March 31,			Percent
	2005	2004	Change	Change
Total Portfolio:

Revenue from rental operations:
Scheduled cash rents	$88,165	$81,574	$6,591	8%
Straight-line rents	763	956	(193)	(20)
Tenant reimbursements	5,089	4,276	813	19
Parking, net of expense	5,947	5,464	483	9
Other rental operations	2,156	1,987	169	9

Total revenue from rental operations	102,120	94,257	7,863	8

Property expenses:
Repairs and maintenance	11,761	10,109	1,652	16
Utilities	7,372	6,730	642	10
Real estate taxes	8,001	7,349	652	9
Insurance	1,700	1,813	(113)	(6)
Ground rent	303	125	178	142
Administrative	4,412	4,339	73	2

Total property expenses	33,549	30,465	3,084	10

Property Operating Results (1)	68,571	63,792	4,779	7
General and administrative	8,245	4,484	3,761	84
Interest expense	22,926	23,058	(132)	(1)
Depreciation and amortization	30,696	27,127	3,569	13
Interest and other loss (income)	251	(765)	(1,016)	(133)
Minority interest	164	1,301	(1,137)	(87)

Income from continuing operations	$6,289	$8,587	$(2,298)	(27)%

Discontinued operations, net of minority interest	$1,252	$3,845	$(2,593)	(67)%

Number of Properties:
Disposed of during period	(1)	(2)
Acquired during period	2	—
In service at end of period	121	127

Net Rentable Square Feet:
Disposed of during period	(167)	(295)
Acquired during period	778	—
In service at end of period	18,850	18,341

Same Property Portfolio(2):
Revenue from rental operations	$99,356	$98,122	$1,234	1%
Property expenses	33,191	31,885	1,306	4%

	$66,165	$66,237	$(72)	—%

Straight-line rents	$51	$335	$(284)	(85)%

Number of non-development properties	116	116
Number of buildings	188	188
Average occupancy	90.8%	89.4%
Net rentable square feet	17,266	17,266

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

The following is a reconciliation of net income computed in accordance with GAAP to Property Operating Results (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$9,041	$18,861
Add:
General and administrative expense	8,245	4,484
Interest expense	22,926	23,058
Depreciation and amortization	30,696	27,127
Minority interest	164	1,301
Interest and other loss	251	—
Loss from debt defeasance related to sale of discontinued property	557	—
Less:
Gain on sale of discontinued properties	2,057	6,429
Discontinued operations, net of minority interest	1,252	3,845
Interest and other income	—	765

Property Operating Results	$68,571	$63,792

(2)	Consists of non-development properties classified as part of continuing operations and owned for the entirety of the periods presented.

VARIANCES FOR RESULTS OF OPERATIONS

     Our Property Operating Results for the three months ended March 31, 2005 compared to the same period in 2004 were primarily affected by our acquisitions and development activities since January 1, 2004.

     As a result of these changes within our portfolio of properties since January 1, 2004, we do not believe the Property Operating Results presented above are comparable from period to period. Therefore, in the table above, we have also presented the Property Operating Results for our same store portfolio.

Revenue from Rental Operations

     Revenue from rental operations increased approximately $7.9 million, or 8% for the three months ended March 31, 2005 compared to the same period in 2004. This increase was primarily due to revenues from our 6100 Center Drive development property which was placed in service during the second quarter of 2004, two office properties acquired in Los Angeles County in October of 2004 totaling approximately 391,000 square feet, two office properties acquired in San Diego County in January of 2005 and March of 2005 totaling approximately 778,000 square feet and from overall occupancy gains and scheduled rent increases in our properties.

     Revenue from rental operations for the same store portfolio increased approximately $1.2 million for the three months ended March 31, 2005 compared to the same period in 2004, primarily due to an approximately $1.9 million increase in scheduled cash rents, partially offset by an approximate $0.6 million decrease in other rental operations. The increase in scheduled cash rents was primarily attributable to a 140 basis point increase in average occupancy and scheduled rent increases in our existing leases. The decrease in other rental operations was primarily attributable to lower lease termination fees in 2005.

Property Expenses

     Property expenses increased approximately $3.1 million, or 10% for the three months ended March 31, 2005 compared to the same period in 2004. This increase was primarily due to our acquisition and development activities, gains in occupancy and increases in operating expenses for the same store portfolio described below.

     Property expenses for the same store portfolio increased approximately $1.3 million, or 4% for the three months ended March 31, 2005 compared to the same period in 2004, primarily due to higher repairs and maintenance as a result of higher costs for contracted services and the timing of certain projects.

General and Administrative

     General and administrative expenses as a percentage of total revenues were approximately 8% for the three months ended March 31, 2005 compared to approximately 4% for the same period in 2004. The approximate $3.8 million increase in general and administrative expenses over 2004 was due to an approximate $1.7 million in employee separation costs and $415,000 in dead-deal costs for a proposed fee-development project. The remaining increase was primarily due to a $500,000 increase in restricted stock expense related to grants made since the first quarter of 2004, $450,000 increase in personnel costs related to annual merit increases and the timing of bonuses and various other expenses incurred in the first quarter of 2005, including the on-going Section 404 Compliance costs.

Depreciation and Amortization

     Depreciation and amortization expense increased by approximately $3.6 million, or 13% for the three months ended March 31, 2005 compared to the same period in 2004, primarily due to depreciation related to a development property placed in service in the second quarter of 2004, two properties acquired in October 2004, one property acquired in January 2005 and depreciation related to capital expenditures, tenant improvements and leasing commissions placed in service in 2004 and 2005.

Interest and Other Loss (Income)

     Interest and other loss (income) decreased by approximately $1.0 million for the three months ended March 31, 2005 compared to the same period in 2004, primarily due to net income recognized from a consulting and installation project completed during the first quarter of 2004 by Next>edge, our taxable REIT subsidiary that provides energy consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Cash provided by operating activities decreased by approximately $13.0 million to $30.8 million for the three months ended March 31, 2005 compared to $43.8 million for the same period in 2004. This decrease was primarily due to the loss of operating cash flows from thirteen properties sold since the beginning of 2004 as part of our capital recycling program, partially offset by the increased operating cash flows from four properties acquired since the beginning of 2004 and our 6100 Center Drive development property which was placed in service during the second quarter of 2004.

     Cash used in investing activities increased by approximately $279.5 million to an outflow of $236.4 million for the three months ended March 31, 2005 compared to an inflow of $43.1 million for the same period in 2004. This increase was primarily due to the acquisitions of two properties in the first quarter of 2005 totaling approximately $233 million and the sale of two assets totaling approximately $67.5 million in the first quarter of 2004.

     Cash provided financing activities increased by approximately $276.0 million to an inflow of $196.1 million for the three months ended March 31, 2005 compared to an outflow of $79.9 million for the same period in 2004. This increase was primarily due to the issuance of $300 million of unsecured senior notes in February 2005. The proceeds from these notes were used to redeem $200 million of unsecured senior notes that matured in March of 2005 and to partially fund our acquisition activities.

Cash Balances and Available Borrowings

     As of March 31, 2005, we had approximately $18.4 million in cash and cash equivalents, including $14.9 million in restricted cash. Restricted cash consisted of $5.2 million in interest bearing cash deposits required by four of our mortgage loans payable and $9.7 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

     Through our Operating Partnership, we have access to a total of $330 million under two unsecured lines of credit. As of March 31, 2005, $259.0 million was outstanding and $71.0 million was available under these unsecured lines of credit.

Capital Recycling Program

     Under our capital recycling program, we evaluate our existing portfolio of properties and current market opportunities to determine if the sale or purchase of properties would improve the overall quality or return on invested capital of our existing portfolio. Proceeds from sales of properties may be used to pay down our borrowings until we identify attractive properties to purchase, renovate or develop. During the three months ended March 31, 2005, we sold one property totaling approximately 167,000 square feet for approximately $16.6 million in gross sales proceeds. During the three months ended March 31, 2005, we acquired two office properties consisting of approximately 778,000 square feet for approximately $233.0 million. For additional information regarding the properties acquired and sold, see the accompanying notes to our financial statements elsewhere in this report.

Debt Summary

     Following is a summary of scheduled principal payments for our total debt outstanding as of March 31, 2005 (in thousands):

Year	Amount

2005	$15,019
2006	256,297	(1)
2007	156,030
2008	230,439
2009	112,004
2010	150,019
2011	200,251
2012	125,481
2013	558
2014	627
Thereafter	303,640

Total	$1,550,365

(1)	Includes $249 million outstanding on our Wells Fargo unsecured line of credit.

     Following is certain other information related to our outstanding indebtedness as of March 31, 2005:

Unsecured and Secured Debt:

			Weighted	Weighted
			Average	Average
	Balance	Percent	Interest Rate(1)	Maturity (in years)
	(000’s)
Unsecured Debt	$1,176,537	76%	5.73%	5.6
Secured Debt	373,828	24	7.12	3.2

Total Debt	$1,550,365	100%	6.07%	5.7

Floating and Fixed Rate Debt:

			Weighted	Weighted
			Average	Average
	Balance	Percent	Interest Rate(1)	Maturity (in years)
	(000’s)
Floating Rate Debt(2)	$309,000	20%	5.18%	1.5
Fixed Debt(3)	1,241,365	80	6.29	6.7

Total Debt	$1,550,365	100%	6.07%	5.7

(1)	Includes amortization of prepaid financing costs.

(2)	Includes $100 million of fixed rate debt that has been converted to floating rate through interest rate swap agreements.

(3)	Includes $175 million of floating rate debt that has been fixed through interest rate swap agreements.

     Total interest incurred and the amount capitalized was as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Total interest incurred(1)	$23,263	$23,469
Amount capitalized	(235)	(156)

Amount expensed(1)	$23,028	$23,313

(1)	Includes interest expense for one property sold during the three months ended March 31, 2005 and one property classified as “held for disposition” at March 31, 2005.

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

     The following is a reconciliation of net cash provided by operating activities and net income computed in accordance with GAAP to Consolidated Income Available for Debt Service (in thousands):

	Three Months Ended March 31,
	2005	2004
Net cash provided by operating activities	$30,777	$43,842
Add:
Interest expense including discontinued operations	23,028	23,313
Loss from debt defeasance related to sale of discontinued property	557	—
Less:
Amortization of loan costs and fees	(870)	(1,079)
Straight-line rent	(804)	(893)
Changes in operating assets and liabilities:
Rent and other receivables	1,462	2,057
Deferred rent	2,162	1,637
Prepaid financing costs, expenses and other assets	481	533
Accounts payable and accrued expenses	6,556	(1,641)
Security deposits	(583)	(271)

Consolidated Income Available for Debt Service	$62,766	$67,498

	Three Months Ended March 31,
	2005	2004
Net Income	$9,041	$18,861
Add:
Interest expense including discontinued operations	23,028	23,313
Depreciation and amortization	30,696	27,127
Amortization of deferred compensation	519	746
Minority interest	164	1,301
Loss from debt defeasance related to sale of discontinued property	557	—
Minority interest from discontinued operations	71	267
Depreciation from discontinued operations	1,551	3,205
Less:
Gain on sale of discontinued properties	(2,057)	(6,429)
Straight-line rent	(804)	(893)

Consolidated Income Available for Debt Service	$62,766	$67,498

     Consolidated Income Available for Debt Service is also presented because it is used in ratios contained in the principal financial covenants of the Indenture governing our publicly traded senior unsecured notes and our Credit Agreement with a syndicate of banks led by Wells Fargo. As of March 31, 2005, our senior unsecured notes represented approximately 51% of our total outstanding debt and amounts outstanding under our Wells Fargo unsecured line of credit represented approximately 16% of our total outstanding debt. The Consolidated Income Available for Debt Service ratios and the other ratios reported below are part of financial covenants we are required to satisfy each fiscal quarter. We believe information about these ratios is useful to (1) confirm that we are in compliance with the financial covenants of our principal loan agreements, (2) evaluate our ability to service our debt, (3) evaluate our ability to fund future capital expenditures, and (4) compare our ratios to other real estate companies, including other REITs, that present the same ratios.

     If we were to fail to satisfy these financial covenants, we would be in default under the terms of the Indenture for the senior unsecured notes and/or the Wells Fargo Credit Agreement. A default under those agreements could accelerate the obligation to repay such debt and could cause us to be in default under our other debt agreements. Depending on the circumstances surrounding such acceleration, we might not be able to repay the debt on terms that are favorable to us, or at all, which would have a material adverse affect on our financial condition and our ability to raise capital in the future.

     The reader is cautioned that these ratios, as calculated by us, may not be comparable to similarly entitled ratios reported by other companies that do not calculate these ratios exactly the same as we do. These ratios should not be considered as alternatives to the ratio of earnings to fixed charges.

     The following table summarizes the principal ratios contained in the financial covenants of our senior unsecured notes and Wells Fargo unsecured line of credit as of March 31, 2005 (in thousands, except percentage and covenant ratio data):

Net investment in real estate	$2,761,893
Cash and cash equivalents	3,524
Restricted cash	14,852
Accumulated depreciation and amortization	511,311

Total Gross Assets	$3,291,580

Gross Value of Unencumbered Assets	$2,336,815

Mortgage loans payable(1)	$373,828
Unsecured lines of credit	259,000
Unsecured term loan	125,000
Unsecured senior notes, net of discount	792,537

Total Outstanding Debt	$1,550,365

Consolidated Income Available for Debt Service(2)	$265,488

Interest incurred(2)	$90,245
Loan fee amortization(2)	(3,035)

Debt Service(2)	$87,210

Senior Unsecured Notes Covenant Ratios	Test	Actual
Ratio of Consolidated Income Available for Debt Service to Debt Service	Greater than 1.5	3.0
Total Outstanding Debt/Total Gross Assets	Less than 60%	47%
Secured Debt/Total Gross Assets	Less than 40%	11%
Gross Value of Unencumbered Assets/Unsecured Debt	Greater than 150%	199%

Wells Fargo Unsecured Line of Credit Covenant Ratios	Test	Actual
Ratio of Consolidated Income Available for Debt Service to interest expense (3)	Greater than 2.0	2.8
Ratio of Consolidated Income Available for Debt Service to fixed charges (4)	Greater than 1.75	2.1

(1)	Represents 8 secured loans that are secured by 51 properties in our portfolio.

(2)	Represents amounts for the most recent four consecutive quarters. Loan fee amortization excludes discount amortization on senior unsecured notes.

(3)	Interest expense consists of interest expense plus capitalized interest and less amortization of loan fees and discounts.

(4)	Fixed charges consist of interest costs, whether expensed or capitalized, principal payments on all debt, an amount equal to $0.3125 per quarter multiplied by the weighted average gross leaseable square feet of the portfolio at the end of the period and preferred unit distributions.

Funds from Operations

     The following table reflects the calculation of our funds from operations for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Funds From Operations:(1)
Net income	$9,041	$18,861
Depreciation and minority interest from discontinued operations	1,622	3,472
Gain on sale of discontinued properties	(2,057)	(6,429)
Depreciation and amortization	30,696	27,127
Minority interest	164	1,301
Distribution on Preferred Operating Partnership Units	—	(1,078)

Funds From Operations(2)	$39,466	$43,254

Weighted average common shares and Operating Partnership units outstanding – Diluted	68,360	66,910

(1)	We believe that funds from operations, or FFO, is a useful supplemental measure of our operating performance. We compute FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002. The White Paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles, or GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

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

(2)	Includes $519,000 and $746,000 in non-cash compensation expense for the three months ended March 31, 2005 and 2004, respectively.

Portfolio and Lease Information

     The following tables set forth certain information regarding our properties as of March 31, 2005.

PORTFOLIO SUMMARY
As of March 31, 2005

							Property Operating Results
	Number of		Number of		Approximate		Three Months Ended
	Properties		Buildings		Net Rentable (Sq. Ft.)		March 31, 2005
							(in thousands and unaudited)
Location	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total
Los Angeles County
West(1)	29	24%	31	16%	4,996,531	27%	$26,744	37%
North	28	23%	44	22%	3,452,844	18%	13,658	19%
South	11	9%	15	8%	2,449,485	13%	7,617	11%

Subtotal	68	56%	90	46%	10,898,860	58%	48,019	67%

Orange County	17	14%	47	24%	2,913,987	15%	8,757	12%
San Diego County	24	20%	36	18%	3,309,858	18%	9,877	14%
Ventura/Kern Counties	4	3%	13	6%	574,630	3%	1,918	3%

Subtotal(2)	113	93%	186	94%	17,697,335	94%	$68,571	96%
Properties Held for Disposition	8	7%	12	6%	1,152,963	6%	2,976	4%

Total (Incl Properties Held for Disposition)	121	100%	198	100%	18,850,298	100%	$71,547	100%

(1)	Includes a retail property with approximately 37,000 net rentable square feet.

(2)	Excludes eight properties currently classified as held for disposition.

PORTFOLIO OCCUPANCY AND IN-PLACE RENTS
As of March 31, 2005

	Percent	Percent	Annualized Base Rent
	Occupied	Leased	Per Leased Square Foot (1)
			Portfolio	Full Service
Location			Total	Gross Leases(2)
Los Angeles County
West	92.6%	94.3%	$28.00	$28.02
North	94.8%	95.7%	22.24	22.88
South	89.6%	92.3%	18.98	20.31

Subtotal/Weighted Average	92.6%	94.3%	$24.16	$24.92

Orange County	88.5%	89.2%	19.15	22.17
San Diego County	87.2%	88.6%	22.15	25.05
Ventura/Kern Counties	96.6%	96.6%	19.12	19.12

Subtotal/Weighted Average(3)	91.1%	92.4%	$22.84	$24.35

Properties Held for Disposition	80.0%	81.2%	18.11	20.10

Total/Weighted Average	90.4%	91.8%	$22.58	$24.18

(1)	Based on monthly contractual base rent under existing leases as of March 31, 2005, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	Excludes 30 properties and approximately 3.3 million square feet under triple net and modified gross leases.

(3)	Excludes eight properties classified as “held for disposition” at March 31, 2005.

TEN LARGEST TENANTS(1)
As of March 31, 2005

		Weighted	Percentage of	Percentage of
		Average	Aggregate	Aggregate
		Remaining	Portfolio	Portfolio		Annualized
	Number of	Lease Term	Leased	Annualized	Net Rentable	Base Rent
Tenant	Locations	in Months	Square Feet	Base Rent(2)	Square Feet	(in thousands)
Vivendi Universal	2	61	1.42%	2.14%	231,681	$7,980
State of California	15	48	1.58%	1.52%	258,957	5,685
Atlantic Richfield	1	18	0.88%	0.93%	143,885	3,465
University of Phoenix	5	47	0.88%	0.89%	144,498	3,303
Pepperdine University	1	164	0.69%	0.87%	113,488	3,251
Homestore.com, Inc.	1	34	0.84%	0.81%	137,762	3,036
Walt Disney Pictures and Television	1	40	0.79%	0.73%	128,258	2,741
Haight, Brown & Bonesteel, LLP	2	74	0.39%	0.73%	63,262	2,737
Westfield Corporation	1	97	0.59%	0.73%	96,876	2,725
State Compensation Insurance Fund	1	36	0.69%	0.71%	113,513	2,656

Total/Weighted Average(3).	30	58	8.75%	10.06%	1,432,180	$37,579

(1)	Excludes tenants occupying the eight properties classified as “held for disposition” at March 31, 2005. Including these properties, Ceridian, a 152,612 square foot tenant with annualized base rent of $3.7 million, would rank as the third largest tenant in the portfolio.

(2)	Annualized base rent is calculated as monthly contractual base rent under existing leases as of March 31, 2005 multiplied by 12; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(3)	The weighted average calculation is based on net rentable square footage leased by each tenant.

LEASING ACTIVITY(1)

Three Months Ended
March 31, 2005
Net Absorption (square feet)	34,744

Gross New Leasing Activity (square feet) (2)	442,633

Gross Renewal Leasing Activity (square feet)	480,995

Retention Rate	63%

Cash Rent Growth(3):
Expiring Rate	$22.22

New / Renewed Rate	$21.62

Decrease	(3)%

GAAP Rent Growth(4):
Expiring Rate	$21.32

New / Renewed Rate	$22.15

Increase	4%

Weighted Average Lease Term in Months - New	51

Weighted Average Lease Term in Months - Renewal	37

Tenant Improvements and Commissions (per square foot):
New(2)	$18.70

Renewal	$7.74

Capital Expenditures (per square foot):
Recurring	$0.17

Non-recurring	$0.01

(1)	The information presented above excludes leasing activity for the eight properties classified as “held for disposition” at March 31, 2005, except for recurring and non-recurring capital expenditures.

(2)	Excludes development/renovation space.

(3)	Represents the difference between initial market rents on new and renewed leases as compared to the expiring cash rents on the same space.

(4)	Represents cash rent growth adjusted for straight-line rents.

PORTFOLIO DIVERSIFICATION
As of March 31, 2005

				Percentage of
		Occupied		Total
	NAICS	Square		Occupied
North American Industrial Classification System Description	Code	Feet		Portfolio
Professional, Scientific, and Technical Services	541	3,997,282		24.80%
Finance and Insurance	521-525	2,846,953		17.66%
Information	511-519	1,574,607		9.77%
Manufacturing	311-339	1,269,983		7.88%
Health Care and Social Assistance	621-624	955,463		5.93%
Real Estate, Rental and Leasing	531-533	844,758		5.24%
Educational Services	611	722,796		4.48%
Administrative and Support and Waste Management and Remediation Services	561-562	697,314		4.33%
Public Administration	921-928	600,409		3.72%
Wholesale Trade	423-425	419,269		2.60%
Construction	236-238	330,404		2.05%
Transportation and Warehousing	481-493	278,869		1.73%
Arts, Entertainment, and Recreation	711-713	247,729		1.54%
Other Services (except Public Administration)	811-814	231,757		1.44%
Accommodation and Food Services	721-722	192,902		1.20%
Retail Trade	441-454	110,569		0.69%
Management of Companies and Enterprises	551	34,410		0.21%
Utilities	221	8,975		0.06%
Agriculture, Forestry, Fishing and Hunting	111-115	3,595		0.02%
Mining	211-213	2,894		0.02%
Other – Uncategorized	—	745,685	(1)	4.63%

		16,116,623	(2)	100.00%

(1)	Includes square footage for tenants occupying the two properties acquired during the three months ended March 31, 2005 which have not yet been categorized.

(2)	Excludes square footage for tenants occupying the eight properties classified as “held for disposition” at March 31, 2005.

LEASE EXPIRATIONS - ANNUAL
As of March 31, 2005

							2010 and
		2005	2006	2007	2008	2009	Thereafter
Los Angeles County:
West	Expiring SF (1)	353,919	547,902	655,445	583,105	683,005	1,853,888
	% of Leased SF (2)	2.16%	3.35%	4.01%	3.56%	4.18%	11.33%
	Rent per SF (3)	$27.94	$28.71	$28.79	$29.98	$27.51	$34.74
North	Expiring SF (1)	382,261	517,174	268,498	779,719	391,380	536,747
	% of Leased SF (2)	2.34%	3.16%	3.47%	4.77%	2.39%	3.28%
	Rent per SF (3)	$23.55	$23.90	$23.39	$24.73	$24.91	$23.11
South	Expiring SF (1)	285,226	210,242	219,256	325,292	291,255	884,191
	% of Leased SF (2)	1.75%	1.29%	1.34%	1.99%	1.78%	5.41%
	Rent per SF (3)	$19.42	$22.51	$22.91	$22.52	$20.59	$18.56

Subtotal –
Los Angeles County	Expiring SF (1)	1,021,406	1,275,318	1,443,199	1,688,116	1,365,640	3,274,826
	% of Leased SF (2)	6.25%	7.80%	8.82%	10.32%	8.35%	20.02%
	Rent per SF (3)	$23.92	$25.74	$25.77	$26.12	$25.29	$28.46
Orange County	Expiring SF (1)	273,436	605,548	570,766	331,595	299,548	476,700
	% of Leased SF (2)	1.67%	3.70%	3.49%	2.03%	1.83%	2.91%
	Rent per SF (3)	$21.88	$20.96	$18.20	$19.77	$21.05	$23.15
San Diego County	Expiring SF (1)	395,090	500,274	357,100	466,691	349,590	828,104
	% of Leased SF (2)	2.41%	3.06%	2.18%	2.85%	2.14%	5.06%
	Rent per SF (3)	$19.20	$24.19	$26.38	$27.62	$25.11	$24.75
All Others	Expiring SF (1)	120,922	144,447	40,234	58,627	91,016	78,324
	% of Leased SF (2)	0.74%	0.88%	0.25%	0.36%	0.55%	0.48%
	Rent per SF (3)	$20.05	$21.18	$21.08	$22.52	$18.03	$23.13

Total Portfolio(4)	Expiring SF (1)	1,810,854	2,525,587	2,411,299	2,545,029	2,105,794	4,657,954

	% of Leased SF (2)	11.07%	15.44%	14.74%	15.56%	12.87%	28.47%

	Rent per SF (3)	$22.32	$24.02	$23.99	$25.48	$24.34	$27.17

(1)	Represents the square footage of expiring leases, not including month-to-month tenants.

(2)	Percentage of total rentable square footage expiring during the period.

(3)	Represents annualized ending cash rents of expiring leases.

(4)	Excludes eight properties currently classified as held for disposition.

QUARTERLY LEASE EXPIRATIONS - NEXT FOUR QUARTERS
As of March 31, 2005

		Q2-05	Q3-05	Q4-05	Q1-06
Los Angeles County:
West	Expiring SF (1)	119,989	85,730	148,200	217,307
	% of Leased SF (2)	0.73%	0.52%	0.91%	1.33%
	Rent per SF (3)	$28.24	$26.02	$28.81	$27.37
North	Expiring SF (1)	94,867	140,080	147,314	119,526
	% of Leased SF (2)	0.58%	0.86%	0.90%	0.73%
	Rent per SF (3)	$24.27	$22.54	$24.05	$23.46
South	Expiring SF (1)	118,545	86,510	80,171	32,890
	% of Leased SF (2)	0.73%	0.53%	0.49%	0.20%
	Rent per SF (3)	$19.55	$17.09	$21.73	$21.59

Subtotal –
Los Angeles County	Expiring SF (1)	333,401	312,320	375,685	369,723
	% of Leased SF (2)	2.04%	1.91%	2.30%	2.26%
	Rent per SF (3)	$24.02	$21.99	$25.43	$25.59
Orange County	Expiring SF (1)	51,430	103,682	118,324	79,122
	% of Leased SF (2)	0.31%	0.64%	0.72%	0.48%
	Rent per SF (3)	$19.39	$23.68	$21.39	$15.18
San Diego County	Expiring SF (1)	113,803	125,123	156,164	87,301
	% of Leased SF (2)	0.70%	0.76%	0.95%	0.53%
	Rent per SF (3)	$22.90	$24.65	$12.15	$26.12
All Others	Expiring SF (1)	11,740	49,563	59,619	31,689
	% of Leased SF (2)	0.07%	0.30%	0.37%	0.20%
	Rent per SF (3)	$18,.84	$20.03	$20.30	$20.08

Total Portfolio(4)	Expiring SF (1)	510,374	590,688	709,792	567,835

	% of Leased SF (2)	3.12%	3.61%	4.34%	3.47%

	Rent per SF (3)	$23.18	$22.68	$21.40	$23.91

(1)	Represents the square footage of expiring leases, not including month-to-month tenants.

(2)	Percentage of total rentable square footage expiring during the period.

(3)	Represents annualized ending cash rents of expiring leases.

(4)	Excludes eight properties currently classified as held for disposition.

Development / Renovation

     We completed the renovation of a 100,000 square foot building in Orange County which was expanded to 130,000 square feet during the first quarter of 2005. We delivered the building in February pursuant to a 10-year lease signed with an existing tenant. The year 1 cash yield on this renovation is estimated at approximately 9.6% and 11.2% on a GAAP basis after including an adjustment for straight-line rents.

     In addition, we have preliminary architectural designs completed for additional build-to-suit or multi-tenant projects at the Howard Hughes Center totaling approximately 475,000 net rentable square feet of office space. We also have construction entitlements at the Howard Hughes Center for a combination of up to 600 hotel rooms, apartments or condominiums. Build-to-suit projects consist of properties constructed to the tenant’s specifications in return for the tenant’s long-term commitment to the property.

     Based on improving office trends in the West Los Angeles submarket and lack of new office supply scheduled to be delivered in the surrounding submarkets over the next 18-to-24 months, we intend to begin constructing a 160,000 square foot multi-tenant office building at our Howard Hughes Center later this year. We anticipate the permitting process to take approximately 4-to-6 months and the construction of the core and shell of the building an additional 18 months before the building is ready for occupancy.

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

Interest Rate Risk

     In order to modify and manage the interest characteristics of our outstanding debt and limit the effects of interest rates on our operations, we use a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counter-party credit risk. We do not enter into any transactions for speculative or trading purposes. During 2002, we entered into interest rate swap agreements fixing the interest rates on variable debt with notional amounts totaling $175.0 million. In August 2004, we settled $150 million of forward-starting swaps we entered into in 2003 in conjunction with a forecasted $200 million issuance of unsecured senior notes. In 2003, we also entered into reverse interest rate swap agreements to float $100 million of the fixed interest rate associated with the 7.00% senior unsecured notes due in November 2007.

     In February 2005, we settled $300 million of forward-starting swaps we entered into in 2004 in conjunction with a forecasted $300 million issuance of unsecured senior notes.

     In conjunction with the extension of our $125 million unsecured term loan in February 2005, we also entered into a series of interest rate swap agreements to fix the interest rate through the extension period. Under these interest rate swap agreements, the interest rate on this loan is effectively fixed at 5.29% from June of 2006 through May of 2007, 5.55% from June of 2007 through November of 2008, 5.76% from December of 2008 through May of 2010 and 5.99% from June of 2010 through February of 2012.

     Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of March 31, 2005, a 1% increase in interest rates on our $309.0 million of floating rate debt, including $100 million of fixed rate debt swapped to floating through interest rate hedges, would decrease annual future earnings and cash flows by approximately $3.1 million and would not have an impact on the fair value of the floating rate debt. Conversely, a 1% decrease in interest rates on our $309.0 million of floating rate debt would increase annual future earnings and cash flows by approximately $3.1 million and would not have an impact on the fair value of the floating rate debt. The weighted average interest rate on our floating debt as of March 31, 2005 was 5.18%.

     Our fixed rate debt, including $175.0 million of floating rate debt swapped to fixed through interest rate hedges, totaled $1,241.4 million as of March 31, 2005 with a weighted average interest rate of 6.29% and a total fair value of approximately $1,227.3 million. A 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $61.2 million and would not have an impact on future earnings and cash flows. A 1% increase in interest rates would decrease the fair value of our fixed rated debt by approximately $57.2 million and would not have an impact on future earnings and cash flows.

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

     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2005 covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

     We are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business, none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results of operations. There were no material changes in our legal proceedings during the three months ended March 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	On January 5, 2005, our Operating Partnership issued 54,950 common OP Units valued at approximately $2.0 million as a portion of the total consideration to acquire an office property located in San Diego County. The common OP Units are redeemable for cash equal to the then-current market value of one share of our common stock or, at our Operating Partnership’s option, on a one-for-one basis for shares of our common stock.

The issuance was effected in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits

Exhibit Number	Description
4.1	Amendment No. 3 to Term Loan Agreement between Arden Realty Limited Partnership and Wells Fargo Bank, National Association, as administrative agent, sole lead arranger and lender, relating to the $75 million term loan, dated as of February 14, 2005, incorporated herein by reference to Exhibit 10.1 to Arden Realty Limited Partnership’s current report on Form 8-K filed with the Commission on February 18, 2005.

4.2	Amendment No. 3 to Term Loan Agreement between Arden Realty Limited Partnership and Wells Fargo Bank, National Association, as administrative agent, sole lead arranger and lender and Wachovia Bank, N.A., as lender, relating to the $50 million term loan, dated as of February 14, 2005, incorporated herein by reference to Exhibit 10.2 to Arden Realty Limited Partnership’s current report on Form 8-K filed with the Commission on February 18, 2005.

4.3	Form of Arden Realty Limited Partnership’s 5.25% Note due 2015, dated February 28, 2005, incorporated herein by reference to Exhibit 4.1 to Arden Realty Limited Partnership’s current report on Form 8-K filed on March 1, 2005.

4.4	Officer’s certificate dated February 28, 2005 with respect to the terms of Arden Realty Limited Partnership’s 5.25% Note due 2015, incorporated herein by reference to Exhibit 4.2 to Arden Realty Limited Partnership’s current report on Form 8-K filed with the Commission on March 1, 2005.

10.1	Summary of Cash Bonus Plan available to certain senior executives of the Registrant, incorporated herein by reference to Item 1.01 of the Registrant’s current report on Form 8-K filed with the Commission on February 22, 2005.

10.2	Form of Restricted Stock Agreement under the Second Amended and Restated 1996 Stock Option and Incentive Plan of the Registrant and Arden Realty, Inc., incorporated herein by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on February 22, 2005.

10.3	Confidential Resignation Agreement and General Release dated as of March 4, 2005 by and between Arden Realty, Inc. and Arden Realty Limited Partnership and Andrew J. Sobel, incorporated herein by reference to Exhibit 10.49 to Arden Realty, Inc.’s annual report on Form 10-K filed with the Commission on March 14, 2005.

31.1	Officers’ certifications pursuant to Rule 13a–14(a) or Rule 15d–14(a).

31.2	Officers’ certifications pursuant to Rule 13a–14(a) or Rule 15d–14(a).

32.1	Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)	In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this Report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN REALTY, INC.

Date: May 6, 2005	By:	/s/ Robert C. Peddicord Robert C. Peddicord Executive Vice President, Leasing and Property Operations

Date: May 6, 2005	By:	/s/ Richard S. Davis Richard S. Davis Executive Vice President and Chief Financial Officer