Form 10-Q
period 2005-06-30
ARDEN REALTY INC
filed 2005-08-09
CIK 1013794

Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005
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
Yes ☑ No ☐
As of August 5, 2005, there were 67,017,441 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

ARDEN REALTY, INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Arden Realty, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Investment in real estate:
Land	$490,218	$432,291
Buildings and improvements	2,384,612	2,097,058
Tenant improvements and leasing commissions	380,154	347,640

	3,254,984	2,876,989
Less: accumulated depreciation and amortization	(514,885)	(468,716)

	2,740,099	2,408,273
Properties under renovation	—	16,295
Land available for development	23,795	23,795
Properties held for disposition, net	85,434	103,618

Net investment in real estate	2,849,328	2,551,981

Cash and cash equivalents	12,934	13,040
Restricted cash	13,449	14,788
Rent and other receivables, net of allowance of $4,211 and $3,748 at June 30, 2005 and December 31, 2004, respectively	7,657	5,953
Deferred rent, net of allowance of $1,866 and $1,933 at June 30, 2005 and December 31, 2004, respectively	40,626	42,886
Prepaid financing costs, expenses and other assets, net of accumulated amortization of $10,827 and $13,244 at June 30, 2005 and December 31, 2004, respectively	17,187	31,349

Total assets	$2,941,181	$2,659,997

Liabilities
Mortgage loans payable	$424,910	$371,548
Mortgage loans payable — properties held for disposition	3,845	11,091
Unsecured lines of credit	296,000	121,500
Unsecured term loan	125,000	125,000
Unsecured senior notes, net of discount	794,161	696,945
Accounts payable and accrued expenses	53,666	58,215
Security deposits	26,209	25,498
Dividends payable	33,844	33,494

Total liabilities	1,757,635	1,443,291
Minority interest	20,946	20,414
Stockholders’ Equity
Preferred stock, $.01 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 67,017,441 and 66,325,709 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	670	664
Additional paid-in capital	1,180,112	1,212,508
Deferred compensation	(11,169)	(12,830)
Accumulated other comprehensive loss	(7,013)	(4,050)

Total stockholders’ equity	1,162,600	1,196,292

Total liabilities and stockholders’ equity	$2,941,181	$2,659,997

     See accompanying notes to consolidated financial statements.

Arden Realty, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Property revenues	$109,728	$96,296	$212,989	$191,718
Property operating expenses	36,945	31,152	71,011	62,140

	72,783	65,144	141,978	129,578

General and administrative expense	7,560	4,665	15,805	9,149
Interest expense	24,913	20,931	47,839	43,989
Depreciation and amortization	35,880	28,617	66,893	56,043
Interest and other loss (income)	893	435	1,144	(330)
Impairment on investment in securities	—	2,700	—	2,700
Minority interest	89	1,245	260	2,556

Income from continuing operations	3,448	6,551	10,037	15,471

Discontinued operations, net of minority interest	2,682	2,176	3,634	5,688
Gain on sale of discontinued properties	4,319	400	6,376	6,829
Loss from debt defeasance related to sale of discontinued property	—	—	(557)	—

Net income	$10,449	$9,127	$19,490	$27,988

Basic net income per common share:
Income from continuing operations	$0.05	$0.10	$0.15	$0.24
Income from discontinued operations	0.11	0.04	0.14	0.19

Net income per common share — basic	$0.16	$0.14	$0.29	$0.43

Weighted average number of common shares — basic	66,587	65,464	66,423	65,139

Diluted net income per common share:
Income from continuing operations	$0.05	$0.10	$0.15	$0.24
Income from discontinued operations	0.11	0.04	0.14	0.19

Net income per common share — diluted	$0.16	$0.14	$0.29	$0.43

Weighted average number of common shares — diluted	66,923	65,759	66,754	65,496

Dividends declared per common share	$0.505	$0.505	$1.01	$1.01

     See accompanying notes to consolidated financial statements.

Arden Realty, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
Operating Activities:
Net income	$19,490	$27,988
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest, including discontinued operations	504	2,877
Gain on sale of discontinued properties	(6,376)	(6,829)
Impairment on investment in securities	—	2,700
Depreciation and amortization, including discontinued operations	68,138	62,319
Amortization of loan costs	1,718	2,083
Non-cash compensation expense	2,212	1,531
Changes in operating assets and liabilities:
Rent and other receivables	(1,704)	(1,834)
Deferred rent	(2,336)	(1,982)
Prepaid financing costs, expenses and other assets	262	(2,205)
Accounts payable and accrued expenses	(3,837)	(4,989)
Security deposits	864	876

Net cash provided by operating activities	78,935	82,535

Investing Activities:
Acquisitions and improvements to commercial properties	(307,132)	(47,367)
Proceeds from sale of properties	24,943	68,284

Net cash (used in) provided by investing activities	(282,189)	20,917

Financing Activities:
Repayments of mortgage loans	(11,123)	(178,197)
Proceeds from unsecured lines of credit	323,500	244,000
Repayments of unsecured lines of credit	(149,000)	(123,000)
Proceeds from issuance of unsecured senior notes, net of discount and other issuance costs	293,216	—
Repayment of unsecured senior notes	(200,000)	—
Proceeds from issuance of common stock	14,571	22,391
Termination of fair value hedges	(466)	—
Distributions to preferred operating partnership unit holders	—	(2,156)
Decrease (increase) in restricted cash	1,339	6,039
Distributions to minority interests	(1,714)	(1,697)
Dividends paid	(67,175)	(65,615)

Net cash provided by (used in) financing activities	203,148	(98,235)

Net (decrease) increase in cash and cash equivalents	(106)	5,217
Cash and cash equivalents at beginning of period	13,040	4,707

Cash and cash equivalents at end of period	$12,934	$9,924

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$47,095	$44,069

     See accompanying notes to consolidated financial statements.

Arden Realty, Inc.
Notes to Consolidated Condensed Financial Statements
June 30, 2005
(unaudited)
1. Organization and Basis of Presentation
     Organization
     The terms “Arden Realty”, “us”, “we” and “our” as used in this report refer to Arden Realty, Inc. Through our controlling interest in Arden Realty Limited Partnership, or the Operating Partnership, and our other subsidiaries, we own, manage, lease, develop, renovate and acquire commercial office properties located in Southern California. As of June 30, 2005, our portfolio was comprised of 121 primarily suburban office properties, consisting of 198 buildings with approximately 19.2 million net rentable square feet, including six properties consisting of eight buildings currently held for disposition. As of June 30, 2005, our operating portfolio was 90.8% occupied excluding the six properties currently held for disposition. Including these properties, our portfolio was 90.5% occupied.
     The minority interests at June 30, 2005 consist of limited partnership interests in the Operating Partnership totaling approximately 2.5%.
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
     Reclassifications
     Certain prior year amounts on our consolidated balance sheets and consolidated statements of income have been reclassified to conform with the current year presentation for properties sold or classified as “held for disposition” as of June 30, 2005.
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

2. Commercial Properties
     Property Dispositions

						Gross Sales
						Price
Property	County	Submarket	Date of Sale	Property Type	Square Feet	($000’s)
Activity Business Center	San Diego	Miramar	January 5, 2005	Office	167,170	$16,650

5832 Bolsa	Orange	West County	June 29, 2005	Office	49,355	8,670

					216,525	$25,320

     Property Acquisitions

						Gross Acquisition
						Price
Property	County	Submarket	Date of Acquisition	Property Type	Square Feet	($000’s)
707 Broadway	San Diego	Downtown	January 5, 2005	Office	169,536	$48,000 (1)

Arden Towers at Sorrento	San Diego	Sorrento Mesa	March 22, 2005	Office/Retail	608,253	185,000

5670 Wilshire Boulevard	Los Angeles	Miracle Mile	April 8, 2005	Office	409,118	92,650 (2)

					1,186,907	$325,650

(1)	Approximately $2.0 million of the acquisition price was funded through the issuance of 54,950 common operating partnership units at an average price of $37.27.

(2)	The acquisition price for 5670 Wilshire Boulevard includes the assumption of a $51.5 million mortgage loan payable secured by the property.
     We expect to finalize our purchase price allocations to the assets acquired and liabilities assumed after our valuation procedures are completed, but no later than one year from the date of purchase. Current estimates of the values of the leases acquired are included in the deferred rent line item of our consolidated balance sheets.
3. Discontinued Operations and Properties Held for Disposition
     Since the beginning of 2004, we have sold a total of fourteen properties and have classified as “held for disposition” an additional six properties totaling approximately 800,000 square feet as of June 30, 2005. The results of operations classified as discontinued operations for these properties for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues from rental operations	$4,604	$9,103	$8,470	$19,902
Property expenses	(1,644)	(3,240)	(3,158)	(7,109)
Depreciation and amortization	(11)	(3,370)	(1,245)	(6,276)
Interest expense	(87)	(253)	(189)	(508)
Minority interest	(180)	(64)	(244)	(321)

Discontinued operations, net of minority interest.	$2,682	$2,176	$3,634	$5,688

Gain on sale of discontinued properties	$4,319	$400	$6,376	$6,829

Loss from debt defeasance related to sale of discontinued property	$—	$—	$(557)	$—

4. Outstanding Indebtedness
     A summary of our outstanding indebtedness as of June 30, 2005 and December 31, 2004 is as follows:

			Annual		Number of
	June 30,	December 31,	Interest Rate at	Rate	Properties
Type of Debt	2005	2004	June 30, 2005	Fixed/Floating	Securing Loan	Maturity
	(in thousands)
Mortgage Loans Payable:
Mortgage Financing III(1)	$131,315	$132,323	6.74%	Fixed	21	4/08
Mortgage Financing IV(1)	107,392	108,194	6.61%	Fixed	12	4/08
Mortgage Financing V(1)	102,221	103,504	6.94%	Fixed	12	4/09
Mortgage Financing VI(1)	21,208	21,325	7.54%	Fixed	3	4/09
5670 Wilshire(1), (2)	56,752	—	5.02%	Fixed	1	9/28
Activity Business Center(1), (3)	—	7,222	—	Fixed	1	—
145 South Fairfax(1)	3,845	3,869	8.93%	Fixed	1	1/27
Marin Corporate Center(1)	2,511	2,585	9.00%	Fixed	1	7/15
Conejo Business Center(1)	2,458	2,531	8.75%	Fixed	(Note 4)	7/15
Conejo Business Center(1)	1,053	1,086	7.88%	Fixed	(Note 4)	7/15

	428,755	382,639

Unsecured Lines of Credit:
Wells Fargo — $310 mm(5)	286,000	111,500	4.22%	LIBOR + 0.85% (Notes 6,7)	—	4/09
City National Bank — $20 mm(5), (8)	10,000	10,000	4.09%	LIBOR + 0.85%	—	8/07

	296,000	121,500

Unsecured Term Loan:
Wells Fargo — $125 mm(5)	125,000	125,000	4.55%	Fixed (Note 9)	—	2/12

Unsecured Senior Notes:
2005 Notes(10), (11)	—	199,974	8.88%	Fixed	—	—
2007 Notes(10)	149,172	149,395	7.00%	Fixed (Note 12)	—	11/07
2010 Notes(10)	49,806	49,785	9.15%	Fixed	—	3/10
2010 Notes(10)	99,554	99,513	8.50%	Fixed	—	11/10
2011 Notes(10)	198,407	198,278	5.20%	Fixed	—	9/11
2015 Notes(13)	297,222	—	5.25%	Fixed	—	3/15

	794,161	696,945

Total Debt	$1,643,916	1,326,084

(1)	Requires monthly payments of principal and interest.

(2)	In April 2005, we assumed this mortgage loan in conjunction with the acquisition of 5670 Wilshire. The stated interest rate of this loan is 8.50% and the balance is approximately $51.4 million at June 30, 2005. This loan was recorded at its fair market value at the date of acquisition and can be prepaid without penalty beginning in September 2008.

(3)	This loan was repaid in full on January 3, 2005.

(4)	Both mortgage loans are secured by the Conejo Business Center property.

(5)	Requires monthly payments of interest only, with outstanding principal balance due upon maturity.

(6)	This line of credit also has an annual 20 basis point facility fee on the entire $310 million commitment amount. In July 2005, we renewed this line of credit, extending the maturity to April of 2009 and reducing the interest rate from LIBOR + 0.90% to LIBOR + 0.85%.

(7)	We have entered into interest rate swap agreements that fixed the interest rate on $50 million of the outstanding balance on this line of credit at 3.95% through April 2006.

(8)	In July 2005, we renewed this line of credit extending the maturity to August 2007 and reducing the interest rate from LIBOR + 0.90% to LIBOR + 0.85%.

(9)	In February 2005, we extended the maturity of this loan to February 2012. This loan bears interest at LIBOR + 1.25%, however we have entered into interest rate swap agreements that fixed the interest rate on this loan at 4.55% in 2005 and 4.70% from January through June 2006, 5.29% from June 2006 through May 2007, 5.55% from June 2007 through November 2008, 5.76% from December 2008 through May 2010 and 5.99% from June 2010 through February 2012.

(10)	Requires semi-annual interest payments only, with principal balance due upon maturity.

(11)	These senior unsecured notes were redeemed on March 1, 2005.

(12)	In June 2005, we terminated $100 million of fixed-to-floating swap agreements related to these notes for a total payment of $466,000.

(13)	In February 2005, we issued $300 million of unsecured senior notes at an interest rate of 5.25%.

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
     We have used such agreements to fix the floating interest rate associated with $50 million of the Wells Fargo unsecured line of credit and the entire $125 million balance of the unsecured term loan. In conjunction with the extension of our $125 million unsecured term loan in February 2005, we also entered into a series of interest rate swap agreements to fix the interest rate through the extension period. Under these interest rate swap agreements, the interest rate on this loan is effectively fixed at 5.29% from June 2006 through May 2007, 5.55% from June 2007 through November 2008, 5.76% from December 2008 through May 2010 and 5.99% from June 2010 through February 2012. The fair value of the interest rate swaps designated as cash flow hedges of the interest payments on the unsecured term loan and unsecured credit facility of $0.8 million at June 30, 2005 has been deferred in accumulated other comprehensive loss on our balance sheet. The estimated fair value of these interest rate hedge agreements is dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair value may significantly change during the term of the agreements. Changes in the fair value of these instruments will be deferred in other comprehensive loss and will be subsequently reclassified into interest expense as the hedged interest payments occur. If these derivatives were terminated before their maturity and the hedged debt instruments remained outstanding, amounts deferred in other comprehensive loss related to the terminated derivatives would be reclassified out of other comprehensive loss into interest expense as the hedged interest payments occur. If the underlying debt related to these hedges were to be repaid prior to maturity, any amounts deferred in other comprehensive loss related to these derivatives would be immediately reclassified into current earnings.
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
     In May and June 2005, we entered into $143 million of forward-starting swaps that effectively fixed the 10-year Treasury rate at an average rate of approximately 4.32% for borrowings that are expected to occur in 2007 to primarily refinance some of our scheduled debt maturities. The forward-starting swaps were entered into at current market rates and, therefore, had no initial cost.
     In June 2005, we settled $100 million of fair value hedges that we entered into in 2003 that effectively converted $100 million of 7.00% senior unsecured notes due in November 2007 to a floating rate. From October 2003 to June 2005, we received a total of $2.1 million from our swap counterparties. In conjunction with the settlement of these fair value swaps, we paid approximately $0.5 million to the swap counterparties. This amount also represents the fair value adjustment to the hedged debt, which is still outstanding. Therefore, the $0.5 million fair value adjustment will be amortized into interest expense through November of 2007.

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
     During the three and six months ended June 30, 2005, we redeemed an aggregate of 16,144 and 21,144 common OP Units, respectively, of the Operating Partnership for shares of our common stock.
     During the three and six months ended June 30, 2005, we issued a total of 233,500 and 571,734 respectively, common shares relating to exercises of stock options.
     During the six months ended June 30, 2005, our Operating Partnership issued a total of 54,950 common OP Units for a total value of approximately $2.0 million in conjunction with the acquisition of 707 Broadway (see footnote 2).
     On April 15, 2005, we filed a Form 8-K with the Securities and Exchange Commission outlining recent material agreements entered into by us. Included in this report was information regarding restricted shares granted to our directors and senior executives, directors’ fees and retainers and approved salaries for certain executives for 2005, and the provisions of a new four-year Outperformance Plan, approved by our Board of Directors in April 2005, through which certain executives can receive equity or cash awards if returns generated for shareholders are in excess of threshold amounts. We hired an independent consultant to appraise the value of this plan. Based on this appraiser’s report, the present value of the plan is estimated at approximately $3.4 million which will be expensed on a straight line basis over the term of the plan. This Outperformance Plan is being accounted for as a market condition stock performance plan under SFAS 123.
     On June 10, 2005, we declared a quarterly divided of $0.505 per share to stockholders of record on June 30, 2005. This dividend was paid on July 20, 2005. We declared quarterly dividends of $0.505 per share for each of the three months ended June 30, 2005 and 2004.
7. Income (Loss) from Taxable REIT Subsidiary
     Included in interest and other loss are the operating results of our taxable REIT subsidiary, or TRS. Under the name of Next>edge, the TRS provides energy consulting services to commercial real estate owners. The following is a breakdown of the components of interest and other income (loss) for each of the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net (loss) income from TRS	$(539)	$(517)	$(1,029)	$121
Interest and other (loss) income	(354)	82	(115)	209

	$(893)	$(435)	$(1,144)	$330

8. Stock Option Plan
     Beginning on January 1, 2003, we adopted the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” under which we began expensing the costs of new stock options granted to employees in 2003 in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” We used the Black-Scholes option valuation model to estimate the fair value of the stock options granted. During the three months ended June 30, 2005 and June 30, 2004, we expensed approximately $10,000 of stock option based employee compensation costs.
     The following table reflects pro forma net income and earnings per share had we elected to expense all options granted prior to 2003 assuming the fair value method and using the Black-Scholes option valuation model (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income available to common stockholders, as reported	$10,449	$9,127	$19,490	$27,988
Stock based employee compensation costs for options granted prior to 2003 assuming fair value method	—	(77)	(11)	(154)

Net income available to common stockholders, as adjusted	$10,449	$9,050	$19,479	$27,834

Earnings per share:
Basic as reported	$0.16	$0.14	$0.29	$0.43

Basic as adjusted	$0.16	$0.14	$0.29	$0.43

Diluted as reported	$0.16	$0.14	$0.29	$0.43

Diluted as adjusted	$0.16	$0.14	$0.29	$0.42

9. Comprehensive Income
     Comprehensive income for the six months ended June 30, 2005 and 2004, respectively, consisted of net income, plus the results of changes in value of cash flow hedges not reflected in the Consolidated Statements of Income. The components of comprehensive income are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$10,449	$9,127	$19,490	$27,988
Other comprehensive income:
Unrealized derivative (loss) gain on cash flow hedges	(6,482)	10,406	(3,455)	1,357
Reclassification adjustment for losses included in earnings	112	2,045	492	3,046

Comprehensive income	$4,079	$21,578	$16,527	$32,391

10. Commitments and Contingencies
     We are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business, none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results of operations. There were no material changes in our legal proceedings during the three months ended June 30, 2005.
11. Subsequent Events
     In July 2005, the Operating Partnership renewed its $310 million unsecured line of credit led by Wells Fargo which was scheduled to mature in April 2006. The new facility matures in April 2009 with the interest rate and facility fee subject to adjustment, based on the Company’s unsecured senior debt rating. Based on the Operating Partnership’s current unsecured senior debt rating of BBB-/Baa3, the new facility bears interest at LIBOR plus 0.85% plus a 0.20% annual facility fee, representing a reduction of 0.05% from the previous facility. In addition, the financial covenants, including real estate asset valuation rates and coverage and liability ratios, were amended to increase the financial flexibility under this facility. The facility has a one-year extension option and can be increased to $400 million.
     In July 2005, the Operating Partnership also renewed its $20 million unsecured line of credit with City National Bank which was scheduled to mature in August 2005. The new facility will mature in August 2007 with similar interest rates and compliance covenants to that of the Wells Fargo line of credit.
     In July 2005, our Operating Partnership closed on a $25 million unsecured term loan with a group of banks led by Wells Fargo. This loan matures in October 2005, has two three month extension options and bears interest at LIBOR + 1.05% during both the initial term and the extension periods. The proceeds from this loan were used to pay down our unsecured line of credit with Wells Fargo. This loan is expected to be repaid with proceeds from scheduled asset sales.
     On August 4, 2005, we sold two office properties totaling approximately 217,000 square feet located in Kern County and an office property totaling approximately 191,000 square feet located in Los Angeles County for an aggregate of approximately $55.6 million.
     On August 5, 2005, we acquired Agoura Hills Business Park, an approximate 115,000 square foot, 90% leased office property located in Los Angeles County for approximately $23.2 million.

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
     As of June 30, 2005, we were Southern California’s largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio was comprised of 121 primarily suburban office properties, consisting of 198 buildings with approximately 19.2 million net rentable square feet, including six properties consisting of eight buildings currently held for disposition. As of June 30, 2005, our operating portfolio was 90.8% occupied excluding the six properties currently held for disposition. Including these properties our portfolio was 90.5% occupied.
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
Critical Accounting Policies
     Refer to our 2004 Annual Report on Form 10-K for a discussion of our critical accounting policies. There were no material changes to these policies during the three months ended June 30, 2005.
Off-Balance Sheet Arrangements
     As of June 30, 2005, we do not have off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RESULTS OF OPERATIONS
     Our financial position and operating results primarily relate to our portfolio of commercial properties and income derived from those properties. Therefore, the comparability of financial data from period to period will be affected by the timing of property developments, acquisitions and dispositions.
Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004
(in thousands, except number of properties and percentages):

	Three Months Ended
	June 30,
				Percent
	2005	2004	Change	Change
Total Portfolio:

Revenue from rental operations:
Scheduled cash rents	$96,079	$83,384	$12,695	15%
Straight-line rents	973	468	505	108
Tenant reimbursements	4,371	4,341	30	1
Parking, net of expense	6,740	5,891	849	14
Other rental operations	1,565	2,212	(647)	(29)

Total revenue from rental operations	109,728	96,296	13,432	14

Property expenses:
Repairs and maintenance	12,694	10,496	2,198	21
Utilities	8,076	7,350	726	10
Real estate taxes	8,660	7,314	1,346	18
Insurance	1,845	1,788	57	3
Ground rent	334	207	127	61
Administrative	5,336	3,997	1,339	34

Total property expenses	36,945	31,152	5,793	19

Property Operating Results (1)	72,783	65,144	7,639	12
General and administrative	7,560	4,665	2,895	62
Interest expense	24,913	20,931	3,982	19
Depreciation and amortization	35,880	28,617	7,263	25
Interest and other loss	893	435	458	105
Impairment on investment in securities	—	2,700	(2,700)	(100)
Minority interest	89	1,245	(1,156)	(93)

Income from continuing operations	$3,448	$6,551	$(3,103)	(47)%

Discontinued operations, net of minority interest	$2,682	$2,176	$506	23%

Number of Properties:
Disposed of during period	1	—
Acquired during period	1	1
In service at end of period	121	128

Net Rentable Square Feet:
Disposed of during period	(49)	—
Acquired during period	409	283
In service at end of period	19,214	18,785

Same Property Portfolio(2):
Revenue from rental operations	$100,338	$98,654	$1,684	2%
Property expenses	33,384	31,806	1,578	5%

	$66,954	$66,848	$106	—%

Straight-line rents	$(155)	$50	$(205)	(410)%

Number of non-development properties	115	115
Number of buildings	187	187
Average occupancy	90.5%	89.5%
Net rentable square feet	17,221	17,221

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
The following is a reconciliation of net income computed in accordance with GAAP to Property Operating Results (in thousands):

	Three Months Ended
	June 30,
	2005	2004
Net income	$10,449	$9,127
Add:
General and administrative expense	7,560	4,665
Interest expense	24,913	20,931
Depreciation and amortization	35,880	28,617
Minority interest	89	1,245
Interest and other loss	893	435
Impairment on investment in securities	—	2,700
Less:
Gain on sale of discontinued properties	4,319	400
Discontinued operations, net of minority interest	2,682	2,176

Property Operating Results	$72,783	$65,144

(2)	Consists of non-development/renovation properties classified as part of continuing operations and owned for the entirety of the periods presented.
VARIANCES FOR RESULTS OF OPERATIONS
     Our Property Operating Results for the three months ended June 30, 2005 compared to the same period in 2004 were primarily affected by our acquisitions and development activities since March 31, 2004.
     As a result of these changes within our portfolio of properties since March 31, 2004, we do not believe the Property Operating Results presented above are comparable from period to period. Therefore, in the table above, we have also presented the Property Operating Results for our same store portfolio.
Revenue from Rental Operations
     Revenue from rental operations increased approximately $13.4 million, or 14% for the three months ended June 30, 2005 compared to the same period in 2004. This increase was primarily due to revenues from our 6100 Center Drive development property at our Howard Hughes Center which was placed in service during the second quarter of 2004, two office properties acquired in Los Angeles County in October 2004 totaling approximately 391,000 square feet, two office properties acquired in San Diego County in January 2005 and March 2005, respectively, totaling approximately 778,000 square feet, one property acquired in Los Angeles County in April 2005 totaling approximately 409,000 square feet and from overall occupancy gains and scheduled rent increases in the remainder of our operating portfolio of properties.
     Revenue from rental operations for the same store portfolio increased approximately $1.7 million for the three months ended June 30, 2005 compared to the same period in 2004, primarily due to an approximate $2.8 million increase in scheduled cash rents, partially offset by an approximate $0.9 million decrease in other rental operations. The increase in cash rents was primarily attributable to a 1.0% increase in the average occupancy of these properties and scheduled rent increases in our existing leases. The decrease in other rental operations was primarily attributable to lower lease termination fees in 2005.
Property Expenses
     Property expenses increased approximately $5.8 million, or 19% for the three months ended June 30, 2005 compared to the same period in 2004. This increase was primarily due to our acquisition and development activities, gains in occupancy and increases in operating expenses for the same store portfolio described below.
     Property expenses for the same store portfolio increased approximately $1.6 million for the three months ended June 30, 2005 compared to the same period in 2004, primarily due to an approximate $1.1 million increases in repairs and maintenance and an approximate $0.5 million increase in property administrative expenses. The increase in repairs and maintenance is primarily attributable to increases in rates for contracted services, including janitorial and security guard services and the timing of certain projects. The increase in property administrative expenses is primarily due to higher employee compensation costs as a result of annual merit increases and the timing of property legal expenses.
General and Administrative
     General and administrative expenses as a percentage of total revenues, including revenues from discontinued properties, were approximately 6.6% for the three months ended June 30, 2005 compared to approximately 4.4% for the same period in 2004. The approximate $2.9 million increase in general and administrative expenses over 2004 was primarily due to a $2.2 million increase in personnel costs and increases due to the timing of various other costs including investor relations and legal fees. Personnel costs increased due to costs associated with annual merit increases, costs related to our Deferred Compensation Plan, addition of resources within our capital market and investment activities and increases in non-cash compensation totaling approximately $0.9 million. Our Deferred Compensation Plan costs increased due to an expansion in the number of participants and contributions made. Non-cash compensation costs increased primarily due to restricted stock grants made since the first quarter of 2004 and costs associated with a long-term Outperformance Compensation Plan approved by our Board of Directors in April 2005 through which certain executives can receive equity or cash awards if returns generated are in excess of threshold amounts.
Interest Expense
     Interest expense increased approximately $4.0 million, or 19%, for the three months ended June 30, 2005 compared to the same period in 2004, primarily due to higher net borrowings during 2005 as a result of our approximate $326 million in property acquisitions year-to-date which were partially offset by lower interest costs as a result of our refinancing activities. In March 2005, we refinanced $200 million of 8.875% unsecured notes with 10-year unsecured notes at an all-in rate of 5.5%. We expect to reduce our current debt balances with proceeds from asset sales scheduled for the second half of 2005.
Depreciation and Amortization
     Depreciation and amortization expense increased by approximately $7.3 million, or 25% for the three months ended June 30, 2005 compared to the same period in 2004, primarily due to depreciation related to a development property placed in service in the second quarter of 2004, two properties acquired in October 2004, one property acquired in January 2005, one property acquired in March 2005, one property acquired in April 2005 and depreciation related to capital expenditures, tenant improvements and leasing commissions placed in service subsequent to March 31, 2004.
Interest and Other Loss
     Interest and other loss increased approximately $0.5 million for the three months ended June 30, 2005 compared to the same period in 2004 primarily due to a loss recorded on the sale of a leasehold interest in June 2005.

Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004
(in thousands, except number of properties and percentages):

	Six Months Ended
	June 30,
				Percent
	2005	2004	Change	Change
Total Portfolio:

Revenue from rental operations:
Scheduled cash rents	$185,401	$166,059	$19,342	12%
Straight-line rents	1,678	1,400	278	20
Tenant reimbursements	9,462	8,665	797	9
Parking, net of expense	12,689	11,356	1,333	12
Other rental operations	3,759	4,238	(479)	(11)

Total revenue from rental operations	212,989	191,718	21,271	11

Property expenses:
Repairs and maintenance	24,650	20,794	3,856	19
Utilities	15,568	14,214	1,354	10
Real estate taxes	16,762	14,761	2,001	14
Insurance	3,576	3,635	(59)	(2)
Ground rent	637	332	305	92
Administrative	9,818	8,404	1,414	17

Total property expenses	71,011	62,140	8,871	14

Property Operating Results (1)	141,978	129,578	12,400	10
General and administrative	15,805	9,149	6,656	73
Interest expense	47,839	43,989	3,850	9
Depreciation and amortization	66,893	56,043	10,850	19
Interest and other loss (income)	1,144	(330)	1,474	447
Impairment on investment in securities	—	2,700	(2,700)	(100)
Minority interest	260	2,556	(2,296)	(90)

Income from continuing operations	$10,037	$15,471	$(5,434)	(35)%

Discontinued operations, net of minority interest	$3,634	$5,688	$(2,054)	(36)%

Number of Properties:
Disposed of during period	(2)	(2)
Acquired during period	3	—
Completed and placed in service during period	—	1
In service at end of period	121	128

Net Rentable Square Feet:
Disposed of during period	(217)	(295)
Acquired during period	1,187	—
Completed and placed in service during period	—	283
In service at end of period	19,214	18,785

Same Property Portfolio(2):
Revenue from rental operations	$199,738	$196,575	$3,163	2%
Property expenses	66,525	63,558	2,967	5%

	$133,213	$133,017	$196	—%

Straight-line rents	$(84)	$400	$(484)	(121)%

Number of non-development properties	115	115
Number of buildings	187	187
Average occupancy	90.7%	89.6%
Net rentable square feet	17,221	17,221

(1)	Property Operating Results is commonly used by investors to evaluate the performance of REITs, to determine trends in earnings and to compute the fair value of properties as it is not affected by (1) the cost of funds of the property owner or (2) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with Generally Accepted Accounting Principles, or GAAP. The first factor is commonly eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The second factor is commonly eliminated because it may not accurately represent the actual change in value in real estate properties that results from use or changes in market conditions. We believe that eliminating these costs from net income gives investors an additional measure of operating performance that, when used as an adjunct to net income computed in accordance with GAAP, can be a useful measure of our operating results.

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
The following is a reconciliation of net income computed in accordance with GAAP to Property Operating Results (in thousands):

	Six Months Ended June 30,
	2005	2004
Net income	$19,490	$27,988
Add:
General and administrative expense	15,805	9,149
Interest expense	47,839	43,989
Depreciation and amortization	66,893	56,043
Minority interest	260	2,556
Impairment on investment in securities	—	2,700
Interest and other loss	1,144	—
Loss from debt defeasance related to sale of discontinued property	557	—
Less:
Gain on sale of discontinued properties	6,376	6,829
Discontinued operations, net of minority interest	3,634	5,688
Interest and other income	—	330

Property Operating Results	$141,978	$129,578

(2)	Consists of non-development/renovation properties classified as part of continuing operations and owned for the entirety of the periods presented.
VARIANCES FOR RESULTS OF OPERATIONS
     Our Property Operating Results for the six months ended June 30, 2005 compared to the same period in 2004 were primarily affected by our acquisitions and development activities since January 1, 2004.
     As a result of these changes within our portfolio of properties since January 1, 2004, we do not believe the Property Operating Results presented above are comparable from period to period. Therefore, in the table above, we have also presented the Property Operating Results for our same store portfolio.
Revenue from Rental Operations
     Revenue from rental operations increased approximately $21.3 million, or 11% for the six months ended June 30, 2005 compared to the same period in 2004. This increase was primarily due to revenues from our 6100 Center Drive development property which was placed in service during the second quarter of 2004, two office properties acquired in Los Angeles County in October 2004 totaling approximately 391,000 square feet, two office properties acquired in San Diego County in January 2005 and March 2005 totaling approximately 778,000 square feet, one property acquired in Los Angeles County in April 2005 totaling approximately 409,000 square feet and from overall occupancy gains and scheduled rent increases in our properties.
     Revenue from rental operations for the same store portfolio increased approximately $3.2 million for the six months ended June 30, 2005 compared to the same period in 2004, primarily due to an approximate $4.7 million increase in scheduled cash rents, partially offset by an approximate $1.2 million decrease in other rental operations. The increase in scheduled cash rents was primarily attributable to a 1.10% increase in average occupancy and scheduled rent increases in our existing leases. The decrease in other rental operations was primarily attributable to lower lease termination fees in 2005.
Property Expenses
     Property expenses increased approximately $8.9 million, or 14% for the six months ended June 30, 2005 compared to the same period in 2004. This increase was primarily due to our acquisition and development activities, gains in occupancy and increases in operating expenses for the same store portfolio described below.
     Property expenses for the same store portfolio increased approximately $3.0 million for the six months ended June 30, 2005 compared to the same period in 2004, primarily due to an approximate $2.2 million increase in repairs and maintenance, an approximate $0.4 million increase in property administrative expenses and an approximate $0.2 million increase in ground rent expense. The increase in repairs and maintenance was primarily attributable to higher rates for contracted services, including janitorial and security guard services and the timing of certain projects. The increase in property administrative expenses was primarily attributable to higher personnel costs as a result of annual merit increases. The increase in ground rent expense was primarily attributable to contingent ground rent for one of our properties.

General and Administrative
     General and administrative expenses as a percentage of total revenues were approximately 7.1% for the six months ended June 30, 2005 compared to approximately 4.3% for the same period in 2004. The approximate $6.7 million increase in general and administrative expenses over 2004 was primarily due to $1.7 million in employee separation costs, a $3.9 million increase in personnel costs, $0.4 million in dead-deal costs for a proposed fee-development project and increases due to the timing of various other costs including investor relations and legal fees. Personnel costs increased due to costs associated with annual merit increases, costs related to our Deferred Compensation Plan, addition of resources within our capital market and investment activities and increases in non-cash compensation totaling approximately $0.8 million. Our Deferred Compensation Plan costs increased due to an expansion in the number of participants and contributions made. Non-cash compensation costs increased primarily due to restricted stock grants made since the first quarter of 2004 and costs associated with a long-term Outperformance Compensation Plan approved by the Board of Directors in April 2005 through which certain executives can receive equity or cash awards if returns generated are in excess of threshold amounts.
Interest Expense
     Interest expense increased approximately $3.9 million, or 9%, for the six months ended June 30, 2005 compared to the same period in 2004, primarily due to higher net borrowings during 2005 as a result of our approximate $326 million in property acquisitions year-to-date which were partially offset by lower interest costs as a result of our refinancing activities. In March 2005, we refinanced $200 million of 8.875% unsecured notes with 10-year unsecured notes at an all-in rate of 5.5%. We expect to reduce our current debt balances with proceeds from asset sales scheduled for the second half of 2005.
Depreciation and Amortization
     Depreciation and amortization expense increased by approximately $10.8 million, or 19% for the six months ended June 30, 2005 compared to the same period in 2004, primarily due to depreciation related to a development property placed in service in the second quarter of 2004, two properties acquired in October 2004, one property acquired in January 2005, one property acquired in March 2005, one property acquired in April 2005 and depreciation related to capital expenditures, tenant improvements and leasing commissions placed in service subsequent to March 31, 2004.
Interest and Other Loss (Income)
     Interest and other loss (income) decreased by approximately $1.5 million for the six months ended June 30, 2005 compared to the same period in 2004, primarily due to net income recognized from a consulting and installation project completed during the three months ended March 31, 2004 for Next>edge, our taxable REIT subsidiary that provides energy consulting services and from a loss recorded on the sale of a leasehold interest in June 2005.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     Cash provided by operating activities decreased by approximately $3.6 million to $78.9 million for the six months ended June 30, 2005 compared to $82.5 million for the same period in 2004. This decrease was primarily due to the loss of operating cash flows from fourteen properties sold since the beginning of 2004 as part of our capital recycling program, partially offset by the increased operating cash flows from five properties acquired since the beginning of 2004 and our 6100 Center Drive development property which was placed in service during the second quarter of 2004.
     Cash used in investing activities increased by approximately $303.1 million to an outflow of $282.2 million for the six months ended June 30, 2005 compared to an inflow of $20.9 million for the same period in 2004. This increase was primarily due to the acquisitions of three properties during the six months ended June 30, 2005 totaling approximately $325.7 million and the sale of two assets totaling approximately $67.5 million during the six months ended June 30, 2004.
     Cash provided financing activities increased by approximately $301.3 million to an inflow of $203.1 million for the six months ended June 30, 2005 compared to an outflow of $98.2 million for the same period in 2004. This increase was primarily due to the issuance of $300 million of unsecured senior notes in February 2005. The proceeds from these notes were used to redeem $200 million of unsecured senior notes that matured in march of 2005 and to partially fund our acquisition activities.
Cash Balances and Available Borrowings
     As of June 30, 2005, we had approximately $26.4 million in cash and cash equivalents, including $13.4 million in restricted cash. Restricted cash consisted of $9.7 million in interest bearing cash deposits required by four of our mortgage loans payable and $3.7 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

     Through our Operating Partnership, we have access to a total of $330 million under two unsecured lines of credit. As of June 30, 2005, $296.0 million was outstanding and $34.0 million was available under these unsecured lines of credit.
Capital Recycling Program
     Under our capital recycling program, we evaluate our existing portfolio of properties and current market opportunities to determine if the sale or purchase of properties would improve the overall quality or return on invested capital of our existing portfolio. Proceeds from sales of properties may be used to pay down our borrowings until we identify attractive properties to purchase, renovate or develop. During the three months ended June 30, 2005, we sold one office property totaling approximately 49,000 square feet for approximately $8.7 million in gross sales proceeds. During the three months ended June 30, 2005, we acquired one office property consisting of approximately 409,000 square feet for approximately $92.7 million. For additional information regarding the properties acquired and sold, see the accompanying notes to our financial statements elsewhere in this report.

Debt Summary
     Following is a summary of scheduled principal payments for our total debt outstanding (in thousands):

Year	Amount
2005	$4,361
2006	9,570
2007	169,838	(1)
2008	281,567
2009	398,004	(2)
2010	150,019
2011	200,251
2012	125,481
2013	558
2014	627
Thereafter	303,640

Total	$1,643,916

(1)	Includes $10 million outstanding on our City National Bank unsecured line of credit that was extended to August 2007 in July 2005.

(2)	Includes $286 million outstanding on our Wells Fargo unsecured line of credit that was extended to April 2009 in July 2005.
     Following is certain other information related to our outstanding indebtedness:
Unsecured and Secured Debt:

			Weighted	Weighted
			Average	Average
	Balance	Percent	Interest Rate(1)	Maturity (in years)
	(000’s)
Unsecured Debt	$1,215,161	74%	5.80%	7.1
Secured Debt	428,755	26	6.88	3.0

Total Debt	$1,643,916	100%	6.08%	6.9

Floating and Fixed Rate Debt:

				Weighted	Weighted
				Average	Average
	Balance		Percent	Interest Rate(1)	Maturity (in years)
	(000’s	)
Floating Rate Debt	$246,000		15%	4.84%	3.7
Fixed Debt(2)	1,397,916		85	6.30	6.4

Total Debt	$1,643,916		100%	6.08%	6.9

(1)	Includes amortization of prepaid financing costs.

(2)	Includes $175 million of floating rate debt that has been fixed through interest rate swap agreements.
     Total interest incurred and the amount capitalized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total interest incurred(1)	$25,097	$21,382	$48,360	$44,851
Amount capitalized	97	198	332	354

Amount expensed(1)	$25,000	$21,184	$48,028	$44,497

(1)	Includes interest expense for loans secured by a property currently classified as “held for disposition” and one property sold during the three months ended March 31, 2005.

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
     The following is a reconciliation of net cash provided by operating activities and net income computed in accordance with GAAP to Consolidated Income Available for Debt Service (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net cash provided by operating activities	$48,158	$38,693	$78,935	$82,535
Add:
Interest expense including discontinued operations	25,000	21,184	48,028	44,497
Loss from debt defeasance related to sale of discontinued property	—	—	557	—
Less:
Amortization of loan costs and fees	(848)	(1,004)	(1,718)	(2,083)
Straight-line rent	(997)	(448)	(1,801)	(1,341)
Changes in operating assets and liabilities:
Rent and other receivables	242	(223)	1,704	1,834
Deferred rent	174	345	2,336	1,982
Prepaid financing costs, expenses and other assets	(743)	1,672	(262)	2,205
Accounts payable and accrued expenses	(2,719)	6,630	3,837	4,989
Security deposits	(281)	(605)	(864)	(876)

Consolidated Income Available for Debt Service	$67,986	$66,244	$130,752	$133,742

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income	$10,449	$9,127	$19,490	$27,988
Add:
Interest expense including discontinued operations	25,000	21,184	48,028	44,497
Depreciation and amortization	35,880	28,617	66,893	56,043
Amortization of deferred compensation	1,693	785	2,212	1,531
Minority interest	89	1,245	260	2,556
Loss from debt defeasance related to sale of discontinued property	—	—	557	—
Minority interest from discontinued operations	180	64	244	321
Depreciation from discontinued operations	11	3,370	1,245	6,276
Impairment on investment in securities	—	2,700	—	2,700
Less:
Gain on sale of discontinued properties	(4,319)	(400)	(6,376)	(6,829)
Straight-line rent	(997)	(448)	(1,801)	(1,341)

Consolidated Income Available for Debt Service	$67,986	$66,244	$130,752	$133,742

     Consolidated Income Available for Debt Service is also presented because it is used in ratios contained in the principal financial covenants of the Indenture governing our publicly traded senior unsecured notes and our Credit Agreement with a syndicate of banks led by Wells Fargo. As of June 30, 2005, our senior unsecured notes represented approximately 48% of our total outstanding debt and amounts outstanding under our Wells Fargo unsecured line of credit represented approximately 18% of our total outstanding debt. The Consolidated Income Available for Debt Service ratios and the other ratios reported below are part of financial covenants we are required to satisfy each fiscal quarter. We believe information about these ratios is useful to (1) confirm that we are in compliance with the financial covenants of our principal loan agreements, (2) evaluate our ability to service our debt, (3) evaluate our ability to fund future capital expenditures, and (4) compare our ratios to other real estate companies, including other REITs, that present the same ratios.
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

     The following table summarizes the principal ratios contained in the financial covenants of our senior unsecured notes and Wells Fargo unsecured line of credit as of June 30, 2005 (in thousands, except percentage and covenant ratio data):

Net investment in real estate	$2,849,328
Cash and cash equivalents	12,934

Restricted cash	13,449
Accumulated depreciation and amortization	533,855

Total Gross Assets	$3,409,566

Gross Value of Unencumbered Assets	$2,443,336

Mortgage loans payable(1)	$428,755
Unsecured lines of credit	296,000
Unsecured term loan	125,000
Unsecured senior notes, net of discount	794,161

Total Outstanding Debt	$1,643,916

Consolidated Income Available for Debt Service(2)	$267,230

Interest incurred(2)	$93,960
Loan fee amortization(2)	(2,768)

Debt Service(2)	$91,192

Senior Unsecured Notes Covenant Ratios	Test	Actual
Ratio of Consolidated Income Available for Debt Service to Debt Service	Greater than 1.5	2.9
Total Outstanding Debt/Total Gross Assets	Less than 60%	48%
Secured Debt/Total Gross Assets	Less than 40%	13%
	Greater than
Gross Value of Unencumbered Assets/Unsecured Debt	150%	201%

Wells Fargo Unsecured Line of Credit Covenant Ratios	Test	Actual
Ratio of Consolidated Income Available for Debt Service to interest expense (3)	Greater than 2.0	2.8
Ratio of Consolidated Income Available for Debt Service to fixed charges (4)	Greater than 1.75	2.1

(1)	Represents 9 secured loans that are secured by 52 properties in our portfolio.

(2)	Represents amounts for the most recent four consecutive quarters. Loan fee amortization excludes discount amortization on senior unsecured notes.

(3)	Interest expense consists of interest expense plus capitalized interest and less amortization of loan fees and discounts. In conjunction with the amendment of this unsecured line of credit in July 2005, this compliance calculation is no longer required.

(4)	Fixed charges consist of interest costs, whether expensed or capitalized, principal payments on all debt, an amount equal to $0.3125 per quarter multiplied by the weighted average gross leaseable square feet of the portfolio at the end of the period and preferred unit distributions. In conjunction with the amendment of this unsecured line of credit in July 2005, the benchmark for this compliance calculation was reduced from 1.75 to 1.50.

Funds from Operations
     The following table reflects the calculation of our funds from operations for the six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Funds From Operations:(1)
Net income	$10,449	$9,127	$19,490	$27,988
Depreciation and minority interest from discontinued operations	191	3,434	1,489	6,597
Gain on sale of discontinued properties	(4,319)	(400)	(6,376)	(6,829)
Depreciation and amortization	35,880	28,617	66,893	56,043
Minority interest	89	1,245	260	2,556
Income allocated to Preferred Operating Partnership Units	—	(1,078)	—	(2,156)

Funds From Operations(2)	$42,290	$40,945	$81,756	$84,199

Weighted average common shares and Operating Partnership units outstanding — Diluted	68,638	67,430	68,473	67,173

(1)	We believe that funds from operations, or FFO, is a useful supplemental measure of our operating performance. We compute FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002. The White Paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles, or GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

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

(2)	Includes approximately $1.7 million and $0.8 million in non-cash compensation expense for the three months ended June 30, 2005 and 2004, respectively, and approximately $2.2 million and $1.5 million in non-cash compensation expense for the six months ended June 30, 2005 and 2004, respectively.

     Portfolio and Lease Information
     The following tables set forth certain information regarding our properties as of June 30, 2005.
PORTFOLIO SUMMARY
As of June 30, 2005

							Property Operating Results
	Number of		Number of		Approximate Net		Three Months Ended		Six Months Ended
Location	Properties		Buildings		Rentable (Sq. Ft.)		June 30, 2005		June 30, 2005
							(in thousands and		(in thousands and
							unaudited)		unaudited)
	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total
Los Angeles County
West(1)	30	25%	32	16%	5,408,635	28%	$28,609	38%	$55,353	37%
North	28	23%	44	22%	3,453,333	18%	13,298	18%	26,956	18%
South	11	9%	15	8%	2,450,252	13%	7,529	10%	15,146	10%

Subtotal	69	57%	91	46%	11,312,220	59%	49,436	66%	97,455	65%

Orange County	18	15%	50	25%	3,214,977	17%	9,331	12%	18,712	13%
San Diego County	24	20%	36	18%	3,310,065	17%	12,082	16%	21,959	15%
Ventura/Kern Counties	4	3%	13	7%	575,224	3%	1,934	2%	3,852	3%

Subtotal(2)	115	95%	190	96%	18,412,486	96%	$72,783	96%	$141,978	96%
Properties Held for Disposition	6	5	8	4%	801,403	4%	2,960	4	5,312	4

Total (Including Properties Held for Disposition)	121	100%	198	100%	19,213,889	100%	$75,743	100%	$147,290	100%

(1)	Includes a retail property with approximately 37,000 net rentable square feet.

(2)	Excludes six properties currently classified as “held for disposition” as of June 30, 2005.
PORTFOLIO OCCUPANCY AND IN-PLACE RENTS
As of June 30, 2005

	Percent	Percent	Annualized Base Rent
Location	Occupied	Leased	Per Leased Square Foot (1)
			Portfolio	Full Service
			Total	Gross Leases(2)
Los Angeles County
West	93.7%	95.3%	$28.09	$28.11
North	93.7%	94.4%	22.57	23.21
South	91.0%	92.6%	19.07	20.40

Subtotal/Weighted Average	93.1%	94.4%	$24.49	$25.20

Orange County	87.7%	92.5%	19.54	22.11
San Diego County	84.7%	85.2%	22.78	25.28
Ventura/Kern Counties	97.1%	97.1%	19.71	19.71

Subtotal/Weighted Average(3)	90.8%	92.5%	$23.19	$24.55

Properties Held for Disposition	84.1%	84.1%	17.01	18.85

Total/Weighted Average	90.5%	92.2%	$22.95	$24.41

(1)	Based on monthly contractual base rent under existing leases as of June 30, 2005, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	Excludes 29 properties and approximately 3.2 million square feet under triple net and modified gross leases.

(3)	Excludes six properties classified as “held for disposition” as of June 30, 2005.

TEN LARGEST TENANTS(1)
As of June 30, 2005

		Weighted	Percentage of	Percentage of
		Average	Aggregate	Aggregate
		Remaining	Portfolio	Portfolio		Annualized
	Number of	Lease Term	Leased	Annualized	Net Rentable	Base Rent
Tenant	Locations	in Months	Square Feet	Base Rent(2)	Square Feet	(in thousands)(2)
Vivendi Universal	2	39	1.36%	2.02%	231,681	$7,980
State of California	16	45	1.53%	1.45%	261,120	5,736
U.S. Government	14	51	0.93%	1.10%	158,070	4,336
Ceridian Corporation	2	86	0.90%	0.97%	152,612	3,822
Atlantic Richfield	1	15	0.84%	0.90%	143,885	3,551
Pepperdine University	1	161	0.67%	0.86%	113,488	3,400
University of Phoenix	5	44	0.85%	0.83%	144,498	3,303
Westfield Corporation	1	94	0.62%	0.82%	106,008	3,226
Walt Disney Pictures & Television	1	37	0.83%	0.81%	141,457	3,196
Homestore.com, Inc.	1	31	0.81%	0.77%	137,762	3,036

Total/Weighted Average (3)	44	56	9.34%	10.53%	1,590,581	$41,586

(1)	Excludes tenants occupying six properties classified as “held for disposition” at June 30, 2005.

(2)	Annualized base rent is calculated as monthly contractual base rent under existing leases as of June 30, 2005 multiplied by 12; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(3)	The weighted average calculation is based on net rentable square footage leased by each tenant.

LEASING ACTIVITY(1)

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net Absorption (square feet)	27,732	62,476

Gross New Leasing Activity (square feet) (2)	548,053	990,686

Gross Renewal Leasing Activity (square feet)	536,026	1,017,021

Retention Rate	64%	64%

Cash Rent Growth(3):
Expiring Rate	$22.38	$22.29

New / Renewed Rate	$22.49	$22.02

Increase (decrease)	0.5%	(1.2)%

GAAP Rent Growth(4):
Expiring Rate	$21.46	$21.39

New / Renewed Rate	$23.24	$22.65

Increase	8.3%	5.9%

Weighted Average Lease Term in Months — New	59	56

Weighted Average Lease Term in Months — Renewal	40	39

Tenant Improvements and Commissions (per square foot):
New(2)	$22.28	$20.69

Renewal	$11.35	$9.43

Capital Expenditures (per square foot):
Recurring	$0.25	$0.43

Non-recurring	$0.07	$0.08

(1)	The information presented above excludes activity for six properties classified as “held for disposition” at June 30, 2005.

(2)	Excludes development/renovation space.

(3)	Represents the difference between initial stabilized cash rents on new and renewal leases as compared to the expiring cash rents on the same space. For leases with reduced initial rents, the first month of full rent is used.

(4)	Represents cash rent growth adjusted for straight-line rents.

PORTFOLIO DIVERSIFICATION
As of June 30, 2005

			Percentage of
		Occupied	Total
	NAICS	Square	Occupied
North American Industrial Classification System Description	Code	Feet	Portfolio
Professional, Scientific, and Technical Services	541	4,257,588	25.47%
Finance and Insurance	521-525	2,961,366	17.71%
Information	511-519	1,730,483	10.35%
Manufacturing	311-339	1,539,619	9.21%
Health Care and Social Assistance	621-624	1,046,246	6.26%
Administrative and Support and Waste Management and Remediation Services	561-562	675,379	4.04%
Public Administration	921-928	670,065	4.00%
Educational Services	611	720,238	4.31%
Real Estate, Rental and Leasing	531-533	974,390	5.83%
Wholesale Trade	423-425	442,320	2.64%
Transportation and Warehousing	481-493	310,803	1.86%
Arts, Entertainment, and Recreation	711-713	244,922	1.46%
Construction	236-238	332,007	1.99%
Accommodation and Food Services	721-722	206,797	1.24%
Other Services (except Public Administration)	811-814	235,070	1.41%
Retail Trade	441-454	201,704	1.21%
Mining	211-213	2,894	0.02%
Management of Companies and Enterprises	551	34,410	0.21%
Utilities	221	8,975	0.05%
Agriculture, Forestry, Fishing and Hunting	111-115	3,595	0.02%
Other — Uncategorized	—	118,200	0.71%

		16,717,071 (1)	100.00%

(1)	Excludes square footage for tenants occupying six properties classified as “held for disposition” at June 30, 2005.

LEASE EXPIRATIONS — ANNUAL
As of June 30, 2005

							2010 and
		2005	2006	2007	2008	2009	Thereafter
Los Angeles County:
West	Expiring SF (1)	214,856	645,722	704,041	706,244	715,612	2,108,416
	% of Leased SF (2)	1.26%	3.79%	4.13%	4.14%	4.20%	12.38%
	Rent per SF (3)	$28.09	$29.61	$28.07	$29.69	$27.50	$33.29
North	Expiring SF (1)	280,348	541,788	567,948	820,662	389,725	564,540
	% of Leased SF (2)	1.64%	3.18%	3.34%	4.82%	2.29%	3.32%
	Rent per SF (3)	$23.18	$23.93	$23.38	$24.69	$25.01	$23.34
South	Expiring SF (1)	179,384	218,827	222,580	320,025	287,901	972,913
	% of Leased SF (2)	1.06%	1.29%	1.31%	1.88%	1.69%	5.71%
	Rent per SF (3)	$18.81	$22.12	$22.79	$22.58	$20.56	$18.99

Subtotal – Los Angeles County	Expiring SF (1)	674,588	1,406,337	1,494,569	1,846,931	1,393,238	3,645,869
	% of Leased SF (2)	3.96%	8.26%	8.78%	10.84%	8.18%	21.41%
	Rent per SF (3)	$23.58	$26.26	$25.50	$26.24	$25.37	$27.93

Orange County	Expiring SF (1)	200,539	583,055	599,757	362,386	315,039	892,092
	% of Leased SF (2)	1.18%	3.42%	3.52%	2.13%	1.85%	5.24%
	Rent per SF (3)	$21.28	$20.78	$18.37	$19.93	$21.16	$24.16
San Diego County	Expiring SF (1)	265,979	484,614	373,123	504,901	353,906	764,299
	% of Leased SF (2)	1.56%	2.85%	2.19%	2.96%	2.08%	4.48%
	Rent per SF (3)	$17.47	$24.49	$26.39	$27.62	$25.26	$26.31
All Others	Expiring SF (1)	114,964	139,501	42,492	65,538	91,016	96,747
	% of Leased SF (2)	0.68%	0.82%	0.25%	0.39%	0.53%	0.57%
	Rent per SF (3)	$20.29	$21.15	$20.99	$21.97	$18.03	$22.69

Total Portfolio(4)	Expiring SF (1)	1,256,070	2,613,507	2,509,941	2,779,756	2,153,199	5,399,007

	% of Leased SF (2)	7.38%	15.35%	14.74%	16.32%	12.64%	31.70%

	Rent per SF (3)	$21.62	$24.44	$23.85	$25.57	$24.43	$26.99

(1)	Represents the square footage of expiring leases, not including month-to-month tenants.

(2)	Percentage of total rentable square footage expiring during the period.

(3)	Represents annualized ending cash rents of expiring leases.

(4)	Excludes six properties currently classified as “held for disposition” as of June 30, 2005.
QUARTERLY LEASE EXPIRATIONS — NEXT FOUR QUARTERS
As of June 30, 2005

		Q3-05	Q4-05	Q1-06	Q2-06
Los Angeles County:
West	Expiring SF (1)	65,863	148,993	208,450	65,387
	% of Leased SF (2)	0.39%	0.87%	1.22%	0.39%
	Rent per SF (3)	$24.77	$29.56	$27.08	$26.88
North	Expiring SF (1)	139,540	140,808	125,915	109,006
	% of Leased SF (2)	0.82%	0.82%	0.74%	0.64%
	Rent per SF (3)	$22.40	$23.95	$23.58	$23.83
South	Expiring SF (1)	96,716	82,668	37,102	77,117
	% of Leased SF (2)	0.57%	0.49%	0.22%	0.45%
	Rent per SF (3)	$16.49	$21.53	$21.24	$22.37

Subtotal – Los Angeles County	Expiring SF (1)	302,119	372,469	371,467	251,510
	% of Leased SF (2)	1.78%	2.18%	2.18%	1.48%
	Rent per SF (3)	$21.03	$25.66	$25.31	$24.18

Orange County	Expiring SF (1)	62,472	138,067	89,149	210,633
	% of Leased SF (2)	0.37%	0.81%	0.53%	1.24%
	Rent per SF (3)	$21.65	$21.11	$15.00	$20.64
San Diego County	Expiring SF (1)	107,512	158,467	97,614	136,848
	% of Leased SF (2)	0.63%	0.93%	0.57%	0.80%
	Rent per SF (3)	$24.96	$12.39	$26.44	$21.91
All Others	Expiring SF (1)	54,723	60,241	30,652	8,510
	% of Leased SF (2)	0.32%	0.36%	0.18%	0.05%
	Rent per SF (3)	$20.12	$20.45	$20.01	$19.68

Total Portfolio(4)	Expiring SF (1)	526,826	729,244	588,882	607,501

	% of Leased SF (2)	3.10%	4.28%	3.46%	3.57%

	Rent per SF (3)	$21.81	$21.48	$23.66	$22.38

(1)	Represents the square footage of expiring leases, not including month-to-month tenants.

(2)	Percentage of total rentable square footage expiring during the period.

(3)	Represents annualized ending cash rents of expiring leases.

(4)	Excludes six properties currently classified as “held for disposition” as of June 30, 2005.

Development
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the exposure or loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.
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
     In May and June 2005, we entered into $143 million of forward-starting swaps that effectively fixed the 10-year Treasury rate at an average rate of approximately 4.32% for borrowings that are expected to occur in 2007 to primarily refinance some of our scheduled debt maturities.
     In June 2005, we settled $100 million of fair value swaps we entered into in 2003 to float $100 million of the fixed interest rate associated with the 7.00% senior unsecured notes due in November of 2007.
     Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of June 30, 2005, a 1% increase in interest rates on our $246.0 million of floating rate debt would decrease annual future earnings and cash flows by approximately $2.5 million and would not have an impact on the fair value of the floating rate debt. Conversely, a 1% decrease in interest rates on our $246.0 million of floating rate debt would increase annual future earnings and cash flows by approximately $2.5 million and would not have an impact on the fair value of the floating rate debt. The weighted average interest rate on our floating debt as of June 30, 2005 was 4.84%.
     Our fixed rate debt, including $175.0 million of floating rate debt swapped to fixed through interest rate hedges, totaled approximately $1.4 billion as of June 30, 2005 with a weighted average interest rate of 6.30% and a total fair value of approximately $1.4 billion. A 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $57.1 million and would not have an impact on future earnings and cash flows. A 1% increase in interest rates would decrease the fair value of our fixed rated debt by approximately $53.5 million and would not have an impact on future earnings and cash flows.

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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of 2005 covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II OTHER INFORMATION
Item 1. Legal Proceedings
     We are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business, none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results of operations. There were no material changes in our legal proceedings during the three months ended June 30, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders
     On May 25, 2005 we held our annual meeting of stockholders in Los Angeles, California. The matters voted on at that meeting and the results were as follows:
1.	To elect directors of Arden Realty, Inc. to hold office until the annual meeting of shareholders in the year 2008 or until their respective successors are elected and qualified as follows:

	Number of Shares Voted For	Number of Shares Withheld
Director #1 - Richard S. Ziman	41,544,617	18,473,684
Director #2 - Victor J. Coleman	41,538,376	18,479,925
2.	To ratify appointment of Ernst & Young LLP to act as independent auditors for the year ending December 31, 2005.

Number of Shares	Number of Shares	Number of Shares
Voted For	Voted Against	Abstained
59,358,862	625,381	34,058
3.	To adopt the Third Amended and Restated 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership. The amendment provides for:
•	An increase in the number of common shares reserved for issuance under the plan from 6,500,000 to 8,500,000; and

•	An extension of the term of the plan, so that no additional grants of awards may be made under the plan after the tenth anniversary of its adoption by our Board of Directors on March 22, 2005.

Number of Shares	Number of Shares	Number of Shares
Voted For	Voted Against	Abstained
52,960,766	2,484,256	65,890
4.	To establish policy to seek shareholder approval for future severance payments with senior executives in excess of 2.99 times the sum of the executives’ annual base salary.

Number of Shares	Number of Shares	Number of Shares
Voted For	Voted Against	Abstained
44,025,785	11,393,776	91,351
Item 5. Other Information — None

Item 6. Exhibits

Exhibit
Number	Description

10.1	Summary of Director Restricted Stock Awards, incorporated herein by reference to Item 1.01 of the Registrant’s current report on Form 8-K filed with the Commission on April 15, 2005.

10.2	Summary of Increase in Director Retainer, incorporated herein by reference to Item 1.01 of the Registrant’s current report on Form 8-K filed with the Commission on April 15, 2005.

10.3	Summary of Increase in Director Fees, incorporated herein by reference to Item 1.01 of the Registrant’s current report on Form 8-K filed with the Commission on April 15, 2005.

10.4	Summary of Establishment of Fiscal 2005 Base Salaries for certain senior executives of the Registrant, incorporated herein by reference to Item 1.01 of the Registrant’s current report on Form 8-K filed with the Commission on April 15, 2005.

10.5	Summary of Executive Restricted Stock Awards for certain senior executives of the Registrant, incorporated herein by reference to Item 1.01 of the Registrant’s current report on Form 8-K filed with the Commission on April 15, 2005.

10.6	Description of the Outperformance Plan, incorporated herein by reference to Item 1.01 of the Registrant’s current report on Form 8-K filed with the Commission on April 15, 2005.

10.7	Form of Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on April 15, 2005.

10.8	Form of Performance-Based Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the Commission on April 15, 2005.

10.9	Amended and Restated Arden Realty Limited Partnership Deferred Compensation Plan, dated July 1, 2005, incorporated herein by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on May 24, 2005.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer and Other Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certificate of Chief Financial Officer and Other Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)	In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this Report on Form 10-Q or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN REALTY, INC.
Date: August 5, 2005	By:	/s/ Robert C. Peddicord
Robert C. Peddicord
Executive Vice President, Leasing and Property Operations

Date: August 5, 2005	By:	/s/ Richard S. Davis
Richard S. Davis
Executive Vice President and Chief Financial Officer